Form 10-Q
period 2021-09-30
Informatica Inc.
filed 2021-12-09
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40936
_____________________________
Informatica Inc.
_____________________________
(Exact name of registrant as specified in its charter)

Delaware	61-1999534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Seaport Boulevard Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)
(650) 385-5000
Registrant's telephone number, including area code
_____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	INFA	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 234,150,313 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of December 3, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (this “Report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:
•our ability to attract new customers;
•our ability to retain existing customers;
•our ability to upsell and cross-sell within our existing customer base;
•possible harm caused by customers terminating or failing to renew their subscription contracts;
•possible harm caused by customers terminating or failing to renew their maintenance contracts;
•possible harm caused by significant disruption of service or loss of unauthorized access to users’ data;
•our ability to prevent serious errors or defects in our products and services;
•our expectations and management of future growth;
•our ability to transition our customers to subscription-based offerings;
•the demand for our platform or data management solutions in general;
•the possible harm caused by the COVID-19 pandemic and its impact on our business, our employees, and our customers;
•our ability to compete successfully in competitive markets;
•our ability to respond to rapid technological changes;
•our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, and operating expenses;
•our ability to protect our brand;
•the demand for cloud-based solutions;
•our ability to attract and retain key personnel and highly qualified personnel;
•our ability to effectively train and incentivize our sales force;
•our ability to successfully execute our go-to-market strategy;
•our ability to manage our international expansion;
•our ability to build and maintain relationships with strategy partners;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to achieve or maintain profitability;
•our ability to manage our outstanding indebtedness;
•our ability to successfully identify, acquire, and integrate companies and assets;
•our ability to offer high-quality customer support; and
•the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Report to reflect events or circumstances after the date of this Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Part I - Financial Information
Item 1. Financial Statements
INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$416,967	$344,004
Short-term investments	34,799	18,729
Accounts receivable, net of allowances of $2,844 and $4,557, respectively	256,067	408,867
Contract assets, net	112,109	101,496
Prepaid expenses and other current assets	99,789	92,025
Total current assets	919,731	965,121
Restricted cash	1,719	4,217
Property and equipment, net	180,705	193,038
Operating lease right-of-use-assets	76,188	71,490
Goodwill	2,389,185	2,419,501
Customer relationships intangible asset, net	991,675	1,122,514
Other intangible assets, net	99,706	164,637
Deferred tax assets	10,324	8,412
Other assets	111,725	124,476
Total assets	$4,780,958	$5,073,406
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,224	$32,960
Accrued liabilities	60,973	86,052
Accrued compensation and related expenses	104,156	145,087
Current operating lease liabilities	18,545	18,453
Current portion of long-term debt	23,457	23,775
Income taxes payable	13,663	4,369
Contract liabilities	481,038	549,888
Total current liabilities	723,056	860,584
Long-term operating lease liabilities	64,221	61,143
Long-term contract liabilities	24,784	20,706
Long-term debt, net	2,733,104	2,777,812
Deferred tax liabilities	85,923	117,995
Long-term income taxes payable	23,625	40,600
Other liabilities	11,447	27,979
Total liabilities	3,666,160	3,906,819
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 300,000,000 and 300,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; Total of 200,768,636 and 200,416,654 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively[1]	2,008	2,004
Class B-1 common stock; $0.01 par value per share; 100,000,000 shares authorized, 44,049,523 shares issued and outstanding as of September 30, 2021 and December 31, 2020[1]	440	440
Class B-2 common stock; $0.00001 par value per share, 100,000,000 shares authorized, 44,049,523 shares issued and outstanding as of September 30, 2021 and December 31, 2020[1]	—	—
Additional paid-in-capital[1]	2,156,010	2,145,254
Accumulated other comprehensive income	19,498	43,295
Accumulated deficit	(1,063,158)	(1,024,406)
Total stockholders’ equity	1,114,798	1,166,587
Total liabilities and stockholders’ equity	$4,780,958	$5,073,406
See accompanying notes to condensed consolidated financial statements
1 Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in the final prospectus dated October 26, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 27, 2021 ("Final Prospectus").

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Subscriptions	$193,690	$148,278	$517,955	$407,794
Perpetual license	2,846	13,693	19,085	37,582
Software revenue	196,536	161,971	537,040	445,376
Maintenance and professional services	165,271	165,272	500,305	501,195
Total revenues	361,807	327,243	1,037,345	946,571
Cost of revenues:
Subscriptions	20,801	12,928	57,868	38,332
Perpetual license	1,113	975	3,300	2,778
Software costs	21,914	13,903	61,168	41,110
Maintenance and professional services	40,315	38,670	120,597	120,888
Amortization of acquired technology	18,353	25,123	55,448	73,189
Total cost of revenues	80,582	77,696	237,213	235,187
Gross profit	281,225	249,547	800,132	711,384
Operating expenses:
Research and development	63,079	56,902	186,910	168,772
Sales and marketing	116,761	102,215	337,699	324,495
General and administrative	29,631	19,283	84,809	66,125
Amortization of intangible assets	43,097	47,463	129,483	141,806
Restructuring, acquisition and other charges	—	15,546	128	17,816
Total operating expenses	252,568	241,409	739,029	719,014
Income (loss) from operations	28,657	8,138	61,103	(7,630)
Interest income	311	1,254	845	1,996
Interest expense	(36,423)	(37,108)	(108,606)	(112,968)
Loss on debt refinancing	—	(1,299)	—	(37,400)
Other income (expense), net	13,965	(13,193)	28,744	(10,697)
Income (loss) before income taxes	6,510	(42,208)	(17,914)	(166,699)
Income tax (benefit) expense	3,783	(9,899)	15,683	(31,572)
Net income (loss)	$2,727	$(32,309)	$(33,597)	$(135,127)
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.01	$(0.13)	$(0.14)	$(0.55)
Diluted	$0.01	$(0.13)	$(0.14)	$(0.55)
Weighted-average shares used in computing net income (loss) per share:[2]
Basic	244,689	244,285	244,670	244,305
Diluted	249,311	244,285	244,670	244,305
See accompanying notes to condensed consolidated financial statements.
2 Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in the Final Prospectus.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$2,727	$(32,309)	$(33,597)	$(135,127)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment, net of tax benefit (expense) of $138, $(159), $(120) and $(92)	(17,943)	27,356	(34,890)	15,196
Cash flow hedges:
Change in unrealized gain (loss), net of tax benefit (expense) of $(98), $(428), $(141) and $7,664	304	1,322	436	(23,744)
Less: reclassification adjustment for amounts previously included in net loss, net of tax benefit of $1,282, $1,701, $3,463 and $3,796	3,943	5,255	10,657	11,727
Net change, net of tax benefit (expense) of $(1,380), $(2,129), $(3,604) and $3,868	4,247	6,577	11,093	(12,017)
Total other comprehensive income (loss), net of tax effect	(13,696)	33,933	(23,797)	3,179
Total comprehensive income (loss), net of tax effect	$(10,969)	$1,624	$(57,394)	$(131,948)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2021	200,650	$2,006	44,050	$440	44,050	$—	$2,151,544	$33,194	$(1,063,509)	$1,123,675
Stock-based compensation	—	—	—	—	—	—	4,033	—	—	4,033
Repurchase of shares	(159)	(1)	—	—	—	—	(1,560)	—	(2,376)	(3,937)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(796)	—	—	(796)
Issuance of shares upon exercise of vested options	278	3	—	—	—	—	2,789	—	—	2,792
Net income	—	—	—	—	—	—	—	—	2,727	2,727
Other comprehensive loss	—	—	—	—	—	—	—	(13,696)	—	(13,696)
Balances, September 30, 2021	200,769	$2,008	44,050	$440	44,050	$—	$2,156,010	$19,498	$(1,063,158)	$1,114,798

	Three Months Ended September 30, 2020
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2020	200,227	$2,002	44,050	$440	44,050	$—	$2,139,042	$(25,445)	$(958,925)	$1,157,114
Stock-based compensation	—	—	—	—	—	—	2,879	—	—	2,879
Repurchase of shares	(26)	—	—	—	—	—	(263)	—	(136)	(399)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(330)	—	—	(330)
Issuance of shares upon exercise of vested options	58	1	—	—	—	—	382	—	—	383
Net loss	—	—	—	—	—	—	—	—	(32,309)	(32,309)
Other comprehensive income	—	—	—	—	—	—	—	33,933	—	33,933
Balances, September 30, 2020	200,259	$2,003	44,050	$440	44,050	$—	$2,141,710	$8,488	$(991,370)	$1,161,271

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2021
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2020	200,417	$2,004	44,050	$440	44,050	$—	$2,145,254	$43,295	$(1,024,406)	$1,166,587
Stock-based compensation	—	—	—	—	—	—	9,918	—	—	9,918
Repurchase of shares	(420)	(4)	—	—	—	—	(4,159)	—	(5,155)	(9,318)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(1,827)	—	—	(1,827)
Issuance of shares upon exercise of vested options	772	8	—	—	—	—	6,824	—	—	6,832
Net loss	—	—	—	—	—	—	—	—	(33,597)	(33,597)
Other comprehensive loss	—	—	—	—	—	—	—	(23,797)	—	(23,797)
Balances, September 30, 2021	200,769	$2,008	44,050	$440	44,050	$—	$2,156,010	$19,498	$(1,063,158)	$1,114,798

	Nine Months Ended September 30, 2020
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2019	200,112	$2,000	44,050	$440	44,050	$—	$2,141,863	$5,309	$(854,681)	$1,294,931
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	(741)	(741)
Stock-based compensation	—	—	—	—	—	—	9,527	—	—	9,527
Repurchase of shares	(163)	(1)	—	—	—	—	(1,634)	—	(821)	(2,456)
Settlement of certain vested stock options	—	—	—	—	—	—	(7,506)	—	—	(7,506)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(2,053)	—	—	(2,053)
Issuance of shares upon exercise of vested options	310	4	—	—	—	—	1,513	—	—	1,517
Net loss	—	—	—	—	—	—	—	—	(135,127)	(135,127)
Other comprehensive income	—	—	—	—	—	—	—	3,179	—	3,179
Balances, September 30, 2020	200,259	$2,003	44,050	$440	44,050	$—	$2,141,710	$8,488	$(991,370)	$1,161,271

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Operating activities:
Net loss	$(33,597)	$(135,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,763	19,352
Non-cash operating lease costs	11,985	13,357
Stock-based compensation	9,918	9,527
Deferred income taxes	(35,938)	(50,745)
Amortization of intangible assets and acquired technology	184,931	214,995
Gain on sale of investment in equity interest	(110)	(147)
Amortization of debt issuance costs	4,376	4,774
Loss on debt refinancing	—	25,891
Unrealized loss (gain) on remeasurement of debt	(31,320)	37,400
Changes in operating assets and liabilities:
Accounts receivable	147,730	159,933
Prepaid expenses and other assets	(19,972)	(12,003)
Accounts payable and accrued liabilities	(65,389)	(90,480)
Income taxes payable	2,425	(5,734)
Contract liabilities	(51,409)	(101,782)
Net cash provided by operating activities	142,393	89,211
Investing activities:
Purchases of property and equipment	(6,015)	(9,061)
Purchases of investments	(64,114)	(18,720)
Maturities of investments	47,764	5,130
Business acquisitions, net of cash acquired	—	(21,439)
Net cash used in investing activities	(22,365)	(44,090)
Financing activities:
Payments for share repurchases	(9,318)	(2,456)
Payment of debt	(17,766)	(820,073)
Payment of debt issuance costs	—	(32,211)
Proceeds from issuance of debt	—	949,965
Payment for settlement of vested stock options	—	(7,506)
Payments for taxes related to net share settlement of equity awards	(1,497)	(2,053)
Payment of deferred and contingent consideration	(10,705)	(6,013)
Net activity from derivatives with an other-than-insignificant financing element	(14,162)	(3,394)
Proceeds from issuance of shares	6,775	1,517
Net cash (used in)/ provided by financing activities	(46,673)	77,776
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,890)	(8,870)
Net increase in cash, cash equivalents, and restricted cash	70,465	114,027
Cash, cash equivalents, and restricted cash at beginning of period	348,221	176,391
Cash, cash equivalents, and restricted cash at end of period	$418,686	$290,418
Supplemental disclosures:
Cash paid for interest	$84,911	$114,869
Cash paid for income taxes, net of refunds	$49,203	$25,363
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$2,305	$1,552
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Informatica Inc. (the “Company”) was incorporated as a Delaware corporation on June 4, 2021. The Company was formed as part of a series of restructuring transactions, which collectively had the net effect of reorganizing the corporate structure of Ithacalux Topco S.C.A.3 (“Ithacalux”), resulting in Informatica Inc. being the top-tier entity in that corporate structure rather than Ithacalux, a Luxembourg société en commandite par actions. On September 30, 2021, the Company completed these restructuring transactions, resulting in the Company becoming the owner of Ithacalux and its property, assets, debts and obligation. As Informatica Inc. did not have any previous operations, Ithacalux is viewed as the predecessor to Informatica Inc. and its consolidated subsidiaries. Accordingly, these condensed consolidated financial statements include certain historical condensed consolidated financial and other data for Ithacalux for periods prior to the completion of the business combination. Unless the context otherwise requires, references to “Informatica”, “we,” “us,” “our” and the “Company” mean Informatica Inc. and its consolidated subsidiaries for all periods presented.
As a result of the restructuring transactions, the shareholders of Ithacalux contributed their interests in Ithacalux to Informatica in exchange for an aggregate of 288,867,682 shares of Informatica’s common stock. 200,768,636 shares of Informatica’s common stock was designated Class A common stock, and 44,049,523 shares of the common stock was designated Class B-1 common stock, with an equal number (44,049,523 shares of the common stock) designated Class B-2 common stock. The number of shares of Class A common stock and Class B-1 and Class B-2 common stock issued was determined in accordance with the applicable provisions of the contribution agreement. Amounts for periods presented in the Report prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in the final prospectus dated October 26, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 27, 2021 ("Final Prospectus").

On October 29, 2021, the Company completed its initial public offering (the “IPO”), in which the Company issued and sold 29,000,000 shares of its Class A common stock at $29.00 per share. On November 10, 2021, the Company issued and sold an additional 4,350,000 shares of Class A common stock in connection with a full exercise of the underwriters’ option to purchase additional shares granted in the IPO. The Company received net proceeds from the IPO of $915.7 million after deducting the underwriters’ discounts and commission.
The Company has developed an AI-powered software platform that connects, manages, and unifies data across multi-cloud, hybrid systems at enterprise scale. The platform enables the Company’s customers to accurately track and understand their data, allowing them to create 360-degree customer experiences, automate data operations across enterprise-wide business processes, and pursue holistic data-driven digital strategies by guiding workload migrations to the cloud. The Company’s platform includes a suite of interoperable data management products that leverage the shared services and metadata of the underlying platform, including products for Data Integration, API & Application Integration, Data Quality, Master Data Management, Customer and Business 360, Data Catalog and Governance and Privacy.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial
3 Ithacalux Topco S.C.A. was a Luxembourg partnership limited by shares (société en commandite par actions) formed on May 27, 2015. In 2015, a subsidiary of Ithacalux was merged with and into Informatica LLC (f/k/a Informatica Corporation) which was taken private in a transaction with two leading private equity sponsors, the Canada Pension Plan Investment Board (“CPP Investments”) and Permira Funds (“Permira” together with CPP Investments, the “Sponsors”) (the “2015 Privatization Transaction”).

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Final Prospectus.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial consolidated statements and reflect all adjustments, which include recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021. The results of operations for the three and nine ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Segment Reporting
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors and reports its operating results and financial position as a single reporting segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. As such, the Company has determined that it operates in one reportable segment.
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods covered by the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, stock-based compensation including estimation of the grant date fair value of the common stock, the assessment of the recoverability of long-lived assets (goodwill, and identified intangible assets), tax provision, and contingencies. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.
Revenue Recognition
The Company derives its revenue from sales of 1) cloud subscriptions, representing access to the Company’s software via Company-hosted cloud applications, 2) on-premise subscription licenses, representing a term license to on-premise software, 3) subscription support, representing support for on-premise subscription licenses, 4) perpetual software licenses, and 5) maintenance and professional services, consisting of maintenance on perpetual software licenses, and professional services, consisting of consulting and education services. The Company recognizes revenue net of applicable sales taxes, financing charges it has absorbed, and amounts retained by its partners (including resellers and distributors), if any. The Company does not act as an agent in any of its revenue arrangements.
Revenue is recognized and recorded in accordance with Accounting Standards Codification 606, Revenue From Contracts with Customers (“ASC 606”) which generally requires the Company to recognize revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred or services provided to its customers in an amount that reflects the consideration the Company expects to receive from its customers and partners in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.
Performance obligations contained in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, and the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and (ii) distinct in the context of the contract, and the transfer of the goods or

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
services is separate from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies its judgment to determine whether the promised goods or services are capable of being distinct, and distinct in the context of the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to use and obtain the benefit of the product.

Performance Obligation	When Performance Obligation is Typically Satisfied
Subscription:
Cloud services and subscription support	Over Time: Ratably over the contractual term; commencing upon the later of when access to the service is made available or the contractual term commences
On-Premise subscription license	Point in Time: Upon the later of when the software license is made available or the contractual term commences
Perpetual license	Point in Time: When the software license is made available
Maintenance	Over Time: Ratably over the contractual term
Professional Services	Over Time: As services are provided
Software revenue
Software revenue is comprised of 1) cloud services, 2) on-premise subscription licenses and related subscription support offerings, and 3) perpetual license revenue.
Cloud and subscription support offerings consist of revenue from customers and partners contracted to use the related services during a subscription period ranging from one to three years, are generally billed annually in advance, and are non-cancelable.
On-premise subscription license revenue primarily consists of revenue from customers and partners contracted to use software during a subscription term with terms ranging from one to three years. These arrangements are generally billed annually in advance during such multi-year terms and are generally non-cancelable.
Cloud services revenues include revenues from Informatica Cloud Services offerings, which deliver applications and infrastructure technologies via cloud-based deployment models for which we develop functionality, provide unspecified updates and enhancements, host, manage, upgrade, and support, and that customers access by entering into a subscription agreement with us for a stated period.
On-premise subscription license support revenues are generated through the sale of license support contracts sold together with the on-premise subscription license purchased by our customer. Subscription license support contracts provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period and include internet access to technical content, as well as internet and telephone access to technical support personnel. Our subscription software licenses have significant standalone functionalities and capabilities. Accordingly, these subscription software licenses are distinct from the support services as the customer can benefit from the software without the services and the services are separately identifiable within the contract.
Perpetual license revenue consists of revenue from customers and partners for sales of perpetual software licenses, are generally billed upfront along with the associated maintenance, and are non-cancelable. The maintenance associated with perpetual licenses is classified within Maintenance and Professional Services.
Maintenance and Professional Services
Maintenance and professional services are comprised of maintenance, consulting, and education services. Maintenance contracts, which consists of ongoing support and software updates, if and when

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
available, under perpetual software license arrangements, are typically one year in duration. Our perpetual software licenses have significant standalone functionalities and capabilities. Accordingly, these perpetual software licenses are distinct from the support services as the customer can benefit from the software without the services and the services are separately identifiable within the contract. Maintenance contracts are generally billed annually in advance and are generally non-cancelable.
Consulting services are primarily related to configuration, installation, and implementation of the Company’s products, and are generally performed on a time-and-materials basis. Revenue for fixed fee contracts are generally recognized as services are performed, applying input methods to estimate progress to completion. If uncertainty exists about the Company’s ability to complete the project, its ability to collect the amounts due, or in the case of fixed-fee consulting arrangements, its ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved. Consulting services are generally either billed in advance or monthly as services are rendered. Consulting services, if included as part of the software arrangement, generally do not entail significant modification or customization of the software and hence, such services are not considered essential to the functionality of the software.
Education services consist of classes offered at the Company’s headquarters, sales and training offices, customer locations, and on-line. Revenue is recognized as the classes are delivered. Education services are generally either billed in advance or as services are rendered.
Contracts with multiple performance obligations
Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis and revenue is recognized when (or as) the Company satisfies each performance obligation by transferring control of the promised goods or services to the customer.
The determination of SSP requires judgement and is established for performance obligations that are routinely sold separately, such as support and maintenance on the Company’s core offerings. In connection with its cloud services, on-premise subscription licenses, and on-premise perpetual licenses, the Company is unable to establish SSP based on observable prices given the products and services are sold for a broad range of amounts (that is, the price is highly variable), and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for cloud services offerings, on-premise subscription licenses, and on-premise perpetual licenses, included in a contract with multiple performance obligations, is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud services, on-premise subscription licenses, and on-premise perpetual licenses.
Accounts receivable
The timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivables as reported on the condensed consolidated balance sheets, includes the unconditional amounts owed from customers comprising amounts invoiced, net of an allowance for doubtful accounts. A receivable is recognized in the period products are delivered or services are provided, or when the right to payment is unconditional. Payment terms on invoiced amounts are typically between 30 and 60 days, therefore the contracts do not include a significant financing component. Also, they typically do not involve a significant amount of variable consideration as they represent stated prices.
Unbilled receivables
Contract assets represent reported revenues attributable to performance obligations that have been delivered, but such amounts remain unbilled due to certain remaining conditions under the contract not yet met.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Contract assets are primarily driven by sales of on-premise subscription licenses with 2-3 year subscription terms, but the related fees are generally invoiced annually. There were immaterial impairment losses associated with contracts with customers for the nine months ended September 30, 2021. The balance of unbilled receivables as of September 30, 2021 (unaudited) is presented in the accompanying condensed consolidated balance sheets.
Contract Liabilities
Contract liabilities consist of deferred revenue and customer deposit liabilities and represent cash payments received or due in advance of fulfilling our performance obligations. In arrangements where the Company has an obligation to transfer goods or services to the customer and fees are invoiced or amounts are received ahead of revenue being recognized under non-cancelable contracts, deferred revenue is recorded. Customer deposits represent billings or cash payments received under cancellable contracts. Deferred revenue and customer deposit liabilities will be recognized as revenue in future periods. As of September 30, 2021, deferred revenue and customer deposit liabilities were $500.0 million and $5.8 million, respectively. As of December 31, 2020, deferred revenue and customer deposit liabilities were $554.1 million and $16.5 million, respectively.
The current portion of contract liabilities represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. Contract liabilities were approximately $505.8 million as of September 30, 2021, of which the Company expects to recognize $481.0 million over the next 12 months, and the remainder thereafter. Contract liabilities were approximately $570.6 million as of December 31, 2020, of which the Company expects to recognize $549.9 million over the next 12 months, and the remaining thereafter. The amount of revenues recognized during the three and nine months ended September 30, 2021 that were included in the opening contract liabilities balance as of January 1, 2021 was approximately $130.2 million and $476.0 million, respectively. The amount of revenues recognized during the three and nine months ended September 30, 2020 that were included in the opening contract liabilities balance as of January 1, 2020 was approximately $119.5 million and $445.3 million, respectively. Revenues recognized from performance obligations satisfied in prior periods were immaterial during the three and nine months ended September 30, 2021 and 2020.
Remaining Performance Obligations from Customer Contracts
Remaining performance obligations represent contracted revenues that have not yet been recognized (including contract liabilities) and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that the Company records and total revenues that it recognizes are impacted by a variety of seasonal factors. In each fiscal year, the amounts and volumes of contracting activity and its total revenues are typically highest in its fourth fiscal quarter and lowest in its first fiscal quarter. These seasonal impacts influence how its remaining performance obligations change over time, and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that the Company reports at a point in time. As of September 30, 2021 and December 31, 2020, the Company’s remaining performance obligations were $1,005.6 million and $984.8 million, respectively, which does not include customer deposit liabilities. The Company expects to recognize approximately 69% and 70% of its remaining performance obligations at September 30, 2021 and December 31, 2020, respectively, as revenues over the next twelve months and the remainder over the next two to three years.
Concentrations of Credit Risk and Credit Evaluations
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments, derivatives and trade receivables. The Company’s cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. The majority of cash equivalents consists of money market funds, that primarily invest in U.S. government securities.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Further, the Company maintains an allowance for expected credit losses. It estimates expected credit trends for the allowance for credit losses for receivables and contract assets based upon its assessment of various factors, including historical experience, the age of the receivable balances, credit rating of its customers, current economic conditions, and other factors that may affect its ability to collect from customers. Expected credit losses are recorded as general and administrative expense.

The Company’s derivative contracts are transacted with various financial institutions with high credit ratings. The Company evaluates its counterparties associated with the Company’s foreign exchange forward contracts and interest rate swap contracts at least quarterly. Since all these counterparties are large credit-worthy banking institutions, the Company does not consider counterparty non-performance to be a material risk. The Company may enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty.
No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2021. At September 30, 2021 and December 31, 2020, no customer accounted for more than 10% of the accounts receivable balance.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contract modifications and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The standard is effective upon issuance through December 31, 2022 and may be applied at the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.
Note 3. Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments
The following table summarizes the Company’s cash, cash equivalents, restricted cash and short-term investments as of September 30, 2021 and December 31, 2020 (in thousands). There were no marketable securities held at September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020

Cash	$232,958	$201,732
Cash equivalents:
Time deposits	4,095	8,270
Money market funds	179,914	134,002
Total cash equivalents	184,009	142,272
Total cash and cash equivalents	$416,967	$344,004
Restricted cash	1,719	4,217
Total cash, cash equivalents, and restricted cash	$418,686	$348,221
Short-term investments:
Time deposits	34,799	18,729
Total short-term investments	34,799	18,729
Total cash, cash equivalents, restricted cash, and short-term investments	$453,485	$366,950
See Note 4. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company did not record any gross unrealized gains or losses for the three and nine months ended September 30, 2021 and 2020.
Note 4. Fair Value Measurements
The Company uses a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. The three levels of fair value hierarchy are set forth below.
Level 1 Quoted prices in active markets for identical assets or liabilities.
Level 2 Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$38,894	$38,894	$—	$—
Money market funds(ii)	179,914	179,914	—
Total money market funds and time deposits	218,808	218,808	—	—
Foreign currency derivatives(iii)	1,093	—	1,093
Interest rate derivatives(iii)	—	—	—	—
Total assets	$219,901	$218,808	$1,093	$—
Liabilities:
Foreign currency derivatives(iv)	$147	$—	$147	$—
Interest rate derivatives(iv)	14,284	—	14,284	—
Total liabilities	$14,431	$—	$14,431	$—
____________
(i)Included in cash equivalents and short-term investments on the condensed consolidated balance sheets.
(ii)Included in cash equivalents on the condensed consolidated balance sheets.
(iii)Included in prepaid expenses and other current assets, and other assets on the condensed consolidated balance sheets.
(iv)Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$26,999	$26,999	$—	$—
Money market funds(ii)	134,002	134,002	—	—
Total money market funds and time deposits	161,001	161,001	—	—
Foreign currency derivatives(iii)	2,330	—	2,330	—
Interest rate derivatives(iii)	1,757	—	1,757	—
Total assets	$165,088	$161,001	$4,087	$—
Liabilities:
Interest rate derivatives(iv)	$24,736	$—	$24,736	$—
Total liabilities	$24,736	$—	$24,736	$—
_____________
(i)Included in cash equivalents and short-term investments on the condensed consolidated balance sheets.
(ii)Included in cash equivalents on the condensed consolidated balance sheets.
(iii)Included in prepaid expenses and other current assets, and other assets on the condensed consolidated balance sheets.
(iv)Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.
Foreign Currency and Interest Rate Derivatives and Hedging Instruments
Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency rates and futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically the LIBOR cash and swap rates, and credit risk at commonly quoted intervals). The Company records its derivative assets and liabilities on a gross basis in the condensed consolidated balance sheet and uses mid-market pricing as a practical expedient for fair value measurements.
Key inputs for foreign currency derivatives are the spot rates, forward rates, interest rates, and credit derivative market rates. The spot rate for each foreign currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals: forward points and the LIBOR used to discount and determine the fair value of assets and liabilities. Credit default swap spread curves identified per counterparty at month end are used to discount derivative assets for counterparty non-performance risk, all of which have terms of twelve months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
Key inputs for interest rate derivatives are the cash rates for very short term, futures rates and swap rates beyond the derivative maturity. These rates are used to provide spot rates at resets specified by each derivative. Derivatives are discounted to present value at the measurement date using the same LIBOR curve. Credit default swap spread curves per counterparty and the BB Industrial credit spread curves (representing the Company’s credit risk) at month end are used to discount the interest rate derivatives for non-performance risk using the potential method.
The counterparties associated with the Company’s foreign currency forward contracts and interest rate swaps are large credit-worthy financial institutions. The foreign currency derivatives transacted with these entities are relatively short in duration and the interest rate derivatives are spread between three counterparties; therefore, the Company does not consider counterparty concentration and non-performance to be material risks

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
at this time. Both the Company and the counterparties are expected to perform under the contractual terms of the instruments.
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and nine months ended September 30, 2021 and 2020.
Acquisition-related Contingent Consideration
The Company estimates the fair value of the contingent cash considerations related to acquisitions using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 instrument. The change in fair value of acquisition-related contingent consideration is included in acquisitions and other charges in the condensed consolidated statements of operations.
The changes in the acquisition-related contingent consideration liability for the nine months ended September 30, 2021 are as follow (in thousands):

Amount
Ending balance as of December 31, 2020	$11,904
Accretion and other adjustments	101
Payment of contingent consideration	(12,005)
Ending balance as of September 30, 2021	$—

Note 5. Goodwill and Intangible Assets
As a result of the 2015 Privatization Transaction, the Company recorded a total net addition to goodwill of $2.3 billion and intangible assets of $3.1 billion.

Goodwill
The following table presents the changes in the carrying amount of the goodwill for the nine months ended September 30, 2021 (in thousands):

Amount
Ending balance as of December 31, 2020	$2,419,501
Goodwill from acquisitions	—
Measurement period adjustment	54
Foreign currency translation adjustment	(30,370)
Ending Balance as of September 30, 2021	$2,389,185

Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the nine months ended September 30, 2021, the Company recorded a total net reduction to goodwill of $30.3 million which consisted primarily of foreign currency translation adjustment.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of September 30, 2021 and December 31, 2020 are as follows (in thousands, except years):

	Weighted Average Useful Life (Years)	September 30, 2021			December 31, 2020
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	6	$879,341	$(805,952)	$73,389	$881,032	$(750,504)	$130,528
Other intangible assets:
Customer relationships	15	2,165,356	(1,173,681)	991,675	2,173,223	(1,050,709)	1,122,514
Trade names and trademark	7	82,029	(55,712)	26,317	82,510	(49,201)	33,309
Total other intangible assets		2,247,385	(1,229,393)	1,017,992	2,255,733	(1,099,910)	1,155,823
Total intangible assets subject to amortization		3,126,726	(2,035,345)	1,091,381	3,136,765	(1,850,414)	1,286,351
In-process research and development		—	—	—	800	—	800
Total intangible assets, net		$3,126,726	$(2,035,345)	$1,091,381	$3,137,565	$(1,850,414)	$1,287,151
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $61.5 million and $72.6 million for the three months ended September 30, 2021 and 2020, respectively, and $184.9 million and $215.0 million for the nine months ended September 30, 2021 and 2020, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$18,353	$25,123	$55,448	$73,189
Operating expenses	43,097	47,463	129,483	141,806
Total amortization of intangible assets	$61,450	$72,586	$184,931	$214,995
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of September 30, 2021, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Developed and Core Technology	Other Intangible Assets(i)	Total Intangible Assets

Remaining 2021	$18,108	$42,994	$61,102
2022	37,054	155,145	192,199
2023	11,961	138,601	150,562
2024	3,502	122,523	126,025
2025	1,626	100,144	101,770
Thereafter	1,138	458,585	459,723
Total expected amortization expense	$73,389	$1,017,992	$1,091,381
____________
(i)Other Intangible Assets includes customer relationships, trade names and trademarks.
Note 6. Borrowings
Long term debt consists of the following (in thousands):

	September 30, 2021	December 31, 2020

Dollar term loan	$2,238,150	$2,251,575
Euro term loan	547,406	583,066
Total debt	2,785,556	2,834,641
Less: Discount on term loan	(9,854)	(11,207)
Less: Debt issuance costs	(19,141)	(21,847)
Total debt, net of discount and debt issuance costs	2,756,561	2,801,587
Less: Current portion of long-term debt	(23,457)	(23,775)
Long-term debt, net of current portion	$2,733,104	$2,777,812
As of September 30, 2021 and December 31, 2020 and the aggregate fair value of the Company’s dollar term loan and euro term loan, based on Level 2 inputs related to fair market value, were $2,787.3 million and $2,830.5 million, respectively. The Company recorded an unrealized remeasurement gain of $12.8 million and an unrealized remeasurement loss, net of realized gain or loss from refinancing of $34.7 million during the three

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
months ended September 30, 2021 and 2020, respectively. The Company recorded an unrealized remeasurement gain of $31.3 million and an unrealized measurement loss, net of realized gain or loss from refinancing of $37.4 million during the nine months ended September 30, 2021 and 2020, respectively.
Senior Notes
In connection with the 2015 Privatization Transaction, the Company issued an aggregate principal amount of $650 million of its 7.125% Senior Notes due 2023, pursuant to the terms and conditions of an indenture dated as of June 16, 2015 (the “Senior Notes”). The Senior Notes were fully redeemed during the quarter ended March 31, 2020. The Company recorded a one-time charge of $13.3 million mainly related to the write-off of existing debt issuance costs and $11.6 million related to breakage fees paid in the first quarter of 2020.
February 2020 and July 2020 Financing Transactions
On February 25, 2020, the Company amended the 2018 Term Loan Facilities (as amended, the “First Lien Credit Agreement”) and entered into a new Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”) with Nomura Corporate Funding Americas, LLC, as agent, for a syndicate of lenders. The Company borrowed $1.79 billion of dollar term loans (the “First Lien Dollar Term Facility”) and €480.0 million of euro term loans (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facilities”) under the First Lien Credit Agreement and $425.0 million of term loans (the “Second Lien Term Facility” and, together with the First Lien Term Facilities, the “Term Facilities”), under the Second Lien Credit Agreement and used the proceeds thereof to refinance the 2018 Term Loan Facilities, redeem the Senior Notes, pay fees and expenses in connection therewith, and for other general corporate purposes. The terms applicable solely to the revolving credit facility under the First Lien Credit Agreement (the “Revolving Facility”), including pricing and the financial covenants, were not amended.
The amendment of the First Lien Credit Agreement resulted in a one-time charge of $11.3 million in the first quarter of 2020, which was comprised of $10.7 million related to new debt issuance costs associated with the amended First Lien Term Facilities and $0.6 million related to expensing of existing unamortized debt issuance and discount costs. On the date of the amendment of the Credit Agreements, the Company had previously deferred debt issuance costs and an original issue discount associated with the modified debt of $18.4 million and incurred an additional $6.0 million of new debt issuance costs and $2.1 million of new debt discount during the quarter related to the Second Lien Term Facility and $2.1 million of new debt issuance costs and $9.0 million of new debt discount related to the First Lien Term Facilities, the aggregate amount of which will be amortized to interest expense using the effective interest method over the remaining life of the term loans.
On July 14, 2020, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Second Lien Credit Agreement pursuant to which the Company borrowed an additional $50.0 million of second lien term loans, which have the same terms and conditions as the initial loans issued under the Second Lien Term Facility. The proceeds of such second lien term loans were used (i) to repay $45.0 million of the 2019 Revolving Credit Facility, (ii) to pay fees and expenses in connection with Amendment No. 1 and (iii) for other general corporate purposes.
The amendment of the Second Lien Credit Agreement resulted in a one-time charge of $1.3 million in the third quarter of 2020, related to new debt issuance costs associated with the amended Second Lien Term Facility. On the date of the amendment, the Company had previously deferred debt issuance costs and original issue discount of $5.6 million and $2.0 million, respectively. In addition, the Company recorded an additional $0.1 million of new debt discount as a result of the amendment, which will be amortized to interest expense using the effective interest method over the life of the term loan.
The First Lien Term Facilities mature on February 25, 2027 but include a springing maturity to 91 days prior to the maturity date of the Second Lien Term Facility if more than $100.0 million of the Second Lien Term

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Facility has not been repaid or extended by such date. The Second Lien Term Facility matures on February 25, 2025. The First Lien Term Facilities are repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Second Lien Term Facility is repayable in full at maturity. The Revolving Facility matures on April 17, 2024.
The Company may prepay all or part of the Term Loan Facilities at any time. If the Second Lien Term Facility is voluntarily prepaid (i) after February 25, 2021 but on or prior to February 25, 2022, a 2.00% premium is payable, (ii) after February 25, 2022 but on or prior to February 25, 2023, a 1.00% premium is payable and (iii) after February 25, 2023, no premium is payable. Subject to certain exceptions and limitations, the Company is required to prepay the Term Loan Facilities with the net proceeds of certain occurrences, such as the incurrences of indebtedness not permitted to be incurred under the Credit Agreements, sale and leaseback transactions and asset sales. The agreement also requires mandatory prepayments of the Term Facilities with excess cash flow as specified in the terms of the Credit Agreements.
Borrowings under the First Lien Dollar Term Facility bear interest, at the Company’s option, either at (i) LIBOR plus 3.25% or (ii) the base rate plus 2.25%. Borrowings under the First Lien Euro Term Facility bear interest at LIBOR plus an applicable margin of either 3.25% or 3.50% based on the Company’s total net leverage ratio. The base rate is defined as the highest of (a) the Federal Funds Rate plus one half of 1%, (b) the rate of interest in effect for such day as published by the Wall Street Journal as the “prime rate,” and (c) LIBOR plus 1.00%; provided that the base rate shall not be less than 0.00% per annum. LIBOR is subject to a “floor” of 0% per annum. Borrowings under the Second Lien Term Facility bear interest at a fixed rate of 7.125%. As of December 31, 2020, the interest rate for the First Lien Dollar Term Facility was 3.397% and the interest rate for the First Lien Euro Term Facility was 3.25%. The First Lien Euro Term Facility was issued with no original issue discount. The First Lien Dollar Term Facility was issued with 0.50% of original issue discount and the Second Lien Dollar Term Facility was issued with 0.50% of original issue discount and subsequent additional amount was issued with 0.125% discount. As of September 30, 2021, the interest rate for the First Lien Dollar Term Facility was 3.335% and the interest rate for the First Lien Euro Term Facility was 3.25%. The First Lien Euro Term Facility was issued with no original issue discount. The First Lien Dollar Term Facility was issued with 0.50% of original issue discount and the Second Lien Dollar Term Facility was issued with 0.50% of original issue discount and subsequent additional amount was issued with 0.125% discount.
The Revolving Credit Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 3.00% and 3.25% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 2.00% and 2.25% based on the Company’s total net first lien leverage ratio. No amounts were outstanding under the Revolving Facility as of September 30, 2021 and December 31, 2020. There were $1.4 million of utilized letters of credit under the Revolving Facility at September 30, 2021 and December 31, 2020, respectively.
The Company guarantees the obligations under the Credit Agreements. All obligations under the Credit Agreements are secured by a perfected lien or security interest in substantially all of the Company’s and the guarantors’ tangible and intangible assets. The First Lien Credit Agreement also provides for a swingline sub facility of $15.0 million, which is available on a same day basis and a letter of credit facility of $30.0 million. The First Lien Credit Agreement includes an uncommitted incremental facility in an amount not to exceed the greater of $392.0 million and 100% of LTM EBITDA (less amounts incurred under this component of the incremental facility under the Second Lien Credit Agreement) plus additional amounts subject to compliance with certain leverage tests. The Second Lien Credit Agreement includes an uncommitted incremental facility in an amount not to exceed the greater of $490.0 million and 125% of LTM EBITDA (less amounts incurred under this component of the incremental facility under the First Lien Credit Agreement) plus additional amounts subject to compliance with certain leverage tests.
Accrued interest on the First Lien Term Facilities is payable (i) quarterly in arrears with respect to base rate loans, (ii) at the end of each interest rate period (or at each 3- month interval in the case of loans with interest periods greater than 3 months) with respect to LIBOR loans, (iii) the date of any repayment or

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
prepayment, and (iv) at maturity (whether by acceleration or otherwise). Accrued interest on the Second Lien Term Facility is payable quarterly. The Company is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. Under the First Lien Credit Agreement, an annual commitment fee is applied to the daily unutilized amount under the Revolving Facility at a per annum rate ranging from 0.375% to 0.50% depending on the Company’s total net first lien leverage ratio.
The First Lien Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $10 million) exceed 30% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreements. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreements. The Company was in compliance with all covenants under the Credit Agreements as of September 30, 2021 and December 31, 2020.
The Credit Agreements, among other things, limit the ability of the Company and its restricted subsidiaries to incur or guarantee additional indebtedness; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain subordinated debt; make certain loans or investments; create liens; merge or consolidate with another company or transfer or sell assets; enter into restrictions affecting the ability of certain restricted subsidiaries to make distributions, loans or advances to the Company or its restricted subsidiaries; and engage in transactions with affiliates. These covenants are subject to a number of important limitations and exceptions, which are described in the Credit Agreements.
Future minimum principal payments
Future minimum principal payments on the First and Second Lien Credit Facilities as of September 30, 2021 are as follows (in thousands):

Remaining 2021	$5,864
2022	23,457
2023	23,457
2024	23,457
2025	498,457
Thereafter	2,210,864
Total	$2,785,556

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7. Disaggregation of Revenue and Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Cloud and subscription support	$111,630	$84,762	$312,165	$231,272
On-Premise subscription license	82,060	63,516	205,790	176,522
Subscription	193,690	148,278	517,955	407,794
Perpetual license	2,846	13,693	19,085	37,582
Software revenue	196,536	161,971	537,040	445,376
Maintenance	137,569	141,358	420,888	421,124
Professional services	27,702	23,914	79,417	80,071
Maintenance and professional services revenue	165,271	165,272	500,305	501,195
Total revenues	$361,807	$327,243	$1,037,345	$946,571
Revenue by geographic location for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

North America	$245,899	$220,179	$698,972	$645,218
EMEA	79,050	70,723	225,781	199,394
Asia Pacific	29,357	28,899	87,980	81,556
Latin America	7,501	7,442	24,612	20,403
Total revenues	$361,807	$327,243	$1,037,345	$946,571

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

United States	$229,013	$210,038	$660,396	$610,177
Rest of the World	132,794	117,205	376,949	336,394
Total revenues	$361,807	$327,243	$1,037,345	$946,571

No foreign country represented 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2021 and 2020, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Costs to obtain a contract
The changes in the capitalized costs to obtain a contract for the nine months ended September 30, 2021 (in thousands):

Amount
Ending balance as of December 31, 2020	$136,566
Additions	43,350
Commissions amortized	(35,082)
Revaluation	(1,428)
Ending balance as of September 30, 2021	$143,406
Of the $143.4 million deferred commissions balance as of September 30, 2021, the Company expects to recognize approximately 33% as commission expense over the next 12 months , and the remainder thereafter. Deferred commissions are included in Prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets.
Note 8. Derivative Financial Instruments
The Company’s earnings and cash flows are subject to market risks as a result of foreign currency exchange rate and interest rate fluctuations. The Company uses derivative financial instruments to manage its exposure to foreign currency exchange rate and interest rate fluctuations which is inherent to its ongoing business operations. The Company and its subsidiaries do not enter into derivative contracts for speculative purposes.
Foreign Exchange Forward Contracts

The Company enters into foreign exchange forward contracts in an attempt to reduce the impact of foreign currency exchange rate fluctuations and designates these contracts as cash flow hedges at inception. The objective is to reduce the volatility of forecasted cash flows and expenses caused by movements in foreign currency exchange rates, in particular the Indian rupee. The Company is currently using foreign exchange forward contracts to hedge the anticipated foreign currency expenses of its subsidiary in India.

The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of September 30, 2021, a net unrealized gain of approximately $0.6 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of September 30, 2021, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $78.7 million and $57.9 million of Indian rupees as of September 30, 2021 and December 31, 2020, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Interest Rate Swaps

The Company has entered into various interest rate swap agreements to offset the variability of cash flows associated with the floating rate interest payments related to the Term Loan Facilities. See Note 6. Borrowings of the Notes to Condensed Consolidated Financial Statements of this Report for further discussion of the Senior Secured Credit Facilities. These swaps are designated as cash flow hedges of floating rate interest payments. As of September 30, 2021, the Company has three interest rate swaps outstanding with a total current notional amount of $1.32 billion, with fixed rates ranging from 0.695% to 2.439%. All cash flows relating to swaps that are considered to have an other than insignificant financing component at the inception date are included in cash flow from financing activities in the condensed consolidated statement of cash flows. The interest rate swaps will mature by December 2022. We record any change in the fair value of the interest rate swaps in other comprehensive income (loss), until the hedged cash flow occurs, at which point any gain (loss) is reclassified into earnings and any change in fair value of non-designated swaps in interest expense. One of the three interest rate swaps was de-designated in November 2020. The other comprehensive loss at de-designation will be amortized to interest expense over the original hedge period and future gains and losses on the de-designated swap will be recognized as interest expense. A net unrealized loss of approximately $8.7 million currently accumulated in other comprehensive income (loss) for the interest rate swaps as of September 30, 2021 is expected to be reclassified into earnings within the next twelve months.
In March 2020, the Company restructured then existing swap agreements by extending the hedging period to take advantage of lower interest rates and produce an immediate reduction in cash outflows. The restructured swaps are considered a hybrid instrument under ASC 815 due to the negative market value at designation: a borrowing and an embedded interest rate swap with a fair value of zero that has been designated as a cash flow hedge of interest expense on the Company’s outstanding LIBOR borrowings. The borrowing associated with the hybrid instruments had a balance of $8.1 million and $12.7 million as of September 30, 2021 and December 31, 2020, respectively and is recorded in Other Liabilities. The borrowing is being amortized to interest expense over its remaining term and the fair value of the embedded interest rate swap is recorded in other comprehensive income until recognized as interest expense at each settlement date.
Balance Sheet Hedges

Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $9.4 million and $7.9 million of Indian rupees at September 30, 2021 and December 31, 2020, respectively.
The following table reflects the fair value amounts for designated and non-designated hedging instruments at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$909	$147	$2,177	$—
Interest Rate Swaps	—	7,590	—	17,566
Non-designated hedging instruments
Foreign currency forward contracts	184	—	153	—
Interest Rate Swaps	—	6,694	1,757	7,170
Total fair value of hedging instruments	$1,093	$14,431	$4,087	$24,736
_____________
(i)Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
(ii)Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of September 30, 2021 and December 31, 2020, there were no derivative assets or liabilities that were net settled under the master netting agreements.

The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis. Prospective testing is performed at the inception of the hedge relationship and quarterly thereafter. Retrospective testing is performed on a quarterly basis.

The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amount of gain (loss) recognized in other comprehensive loss(i)	$402	$1,750	577	$(31,408)
Amount of gain (loss) related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income(ii)	$688	$(221)	2,861	$(735)
Amount of (loss) related to interest rate swaps reclassified from accumulated other comprehensive loss into income as interest expense	$(5,913)	$(6,735)	(16,981)	$(14,788)
_____________
(i)The before-tax gain of $1,148 thousand related to foreign exchange forward contracts and before-tax loss of $(746) thousand related to interest rate swaps were recognized in other comprehensive income (loss) during the three months ended September 30, 2021. The before-tax gain of $2,039 thousand related to foreign exchange forward contracts and before-tax loss of $(289) thousand related to interest rate swaps were recognized in other comprehensive income (loss) during the three months ended September 30, 2020. The before-tax gain of $1,445 thousand related to foreign exchange forward contracts and before-tax loss of $(868) thousand related to interest rate swaps were recognized in other comprehensive income (loss) during the nine months ended September 30, 2021. The before-tax gain of $19 thousand related to foreign exchange forward contracts and before-tax loss of $(31,427) thousand related to interest rate swaps were recognized in other comprehensive income (loss) during the nine months ended September 30, 2020.

(ii)For the three months ended September 30, 2021, the before-tax gains of $131 thousand and $557 thousand were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the three months ended September 30, 2020, the before-tax losses of $(45) thousand and $(176) thousand were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the nine months ended September 30, 2021, the before-tax gains of $544 thousand and $2,317 thousand were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the nine months ended September 30, 2020, the before-tax losses of $(157) thousand and $(578) thousand were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operation.
The before-tax gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts and interest rate swaps for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) recognized in other income (expense), net	$(26)	$102	$(209)	$(291)
See Note 4. Fair Value Measurements, and Note 12. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Report for a further discussion.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Stockholders Equity, Equity Incentive Plan and Deferred Compensation

Common and Preferred Stock
On September 30, 2021, the Company completed the restructuring transactions which resulted in the shareholders of Ithacalux contributing their interests in Ithacalux to Informatica in exchange for an aggregate of 288,867,682 shares of Informatica’s common stock. 200,768,636 shares of Informatica’s common stock are designated Class A common stock with 300,000,000 shares authorized, and 44,049,523 shares of the common stock are designated Class B-1 common stock, with 100,000,000 shares authorized, and an equal number (44,049,523 shares of the common stock) designated Class B-2 common stock with 100,000,000 shares authorized. The number of shares of Class A common stock and Class B-1 and Class B-2 common stock issued was determined in accordance with the applicable provisions of the contribution agreement. Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in the Final Prospectus.
In connection with the IPO, the Company filed an amended and restated certificate of incorporation in October 2021, which became effective on the date of its filing. The Amended and Restated Certificate of Incorporation authorized the issuance of a total of 2,000,000,000 shares of Class A common stock, $0.01 par value per share, 200,000,000 shares of Class B-1 common stock, $0.01 par value per share, 200,000,000 shares of Class B-2 common stock, $0.00001 par value per share, and 200,000,000 shares of preferred stock, $0.01 par value per share. There was no preferred stock issued and outstanding as of December 31, 2020 and September 30, 2021.
The rights of the holders of Class A common stock and Class B-1 common stock are identical in all respects, except that Class B-1 common stock will not vote on the election or removal of directors. The rights of the holders of Class B-2 common stock have no rights (voting or otherwise), except for the right to vote on the election or removal of directors and will be entitled to a nominal annual dividend of CAD$15 thousand in the aggregate.

Equity Incentive Plan
In September 2021, the Company adopted the 2015 Plan which Ithacalux originally adopted in 2015 for its employees in order to provide an incentive to these employees and to align their goals and interests with the goals and interests of Ithacalux and now the Company. The 2015 Plan was amended and restated effective October 12, 2018. On March 13, 2020, the Company approved a second amendment and restatement of the 2015 Plan which increased the aggregate shares authorized for grant as awards under the 2015 Plan to 34,065,509 and extended the plan termination date for 10 years, or until March 13, 2030. The 2015 Plan is administered by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”). Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in the Final Prospectus.
The Compensation Committee grants equity awards under the 2015 Plan in the form of options to acquire shares of Informatica, Inc. The options are not intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code. The term of the options granted under this plan is ten years with a vesting requirement of continued employment through the applicable vesting date (“Service-based Options”), and in certain cases attainment of performance criteria (“Performance-based Options”).

Performance-based Options
The Company has issued stock options with performance conditions, such as a compounded annual revenue growth rate (“CAGR”), both the service and performance conditions of which have been attained as of December 31, 2020. The total expense recognized on the vesting of CAGR options was $12.8 million.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company has issued certain performance-based options, such as a Multiple on Invested Capital (“MOIC”), under the plan for which vesting is subject to both the achievement of one or more exit events, including a change in control or initial public offering, and market liquidity vesting criteria in connection with achieving a certain per share price in any one or more exit events. At the achievement of one or more exit events, the Company will recognize compensation expense in proportion to the requisite service period already completed. The remaining expense will be recognized over the remaining estimated derived service period unless the market liquidity vesting criteria are achieved earlier.

During the three months ended September 30, 2021, the Company issued additional performance-based options for which vesting is subject to the satisfaction of both a liquidity event-related performance condition, including initial public offering (“IPO Performance-based Options”), and a service-based vesting condition. At the achievement of a liquidity event, the Company will recognize compensation expense in proportion to the requisite service period already completed. The remaining expense will be recognized over the remaining service period.
Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. All outstanding awards under the 2015 Plan are accounted for as equity awards. Depending on the vesting criteria of each award, including service, performance and market conditions, the Company uses the Black-Scholes Merton or Monte Carlo model to value awards granted under the plan. Both models require the input of certain assumptions on the grant date, including fair value of the underlying stock and exercise price, expected term, volatility, risk-free interest rate, and dividend yield. The fair value of the underlying share and the exercise price were based on the estimated per share fair value from the Company’s recurring valuation process. The Company has discounted the fair value of the underlying share for lack of marketability of the shares before applying each model. The expected term was estimated based on an analysis of the facts and circumstances underlying the option agreement. The expected volatility data was calculated using publicly-traded peer companies’ historical volatility. The risk-free interest rate assumption was based on the implied yield on the U.S. Treasury zero-coupon issued with maturities that were consistent with the option’s expected term. The expected dividend yield was zero based on Company’s continued assumption that there will not be any dividend payouts.
Stock-based compensation is recognized for stock options that contain both service and performance conditions based on the probability of achieving certain performance criteria, as defined in the option agreements. Compensation expense for a performance-based award with a performance/market condition is accrued based on the probable outcome of the performance criteria set in the 2015 Plan. Stock-based compensation expense is accrued only for awards where it is probable that the performance conditions will be met, and the Company recognizes expense using the graded vesting attribution method.
Summary of Assumptions
The fair values of the option awards granted during the years ended three and nine months ended September 30, 2021 were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Option Awards:
Expected term (in years)	3.9	3.0	3.4	3.0
Expected volatility	38.2%	37.2%	39.4%	36.2%
Risk-free interest rate	0.6%	0.2%	0.4%	0.3%
Expected dividend rate	—%	—%	—%	—%

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Option Awards Activity
During the nine months ended September 30, 2021, the Company granted 5.7 million awards with the weighted average grant date fair value of $6.84 per share. The following table summarizes the option award activity for the nine months ended September 30, 2021 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2020	23,710	16,463	7,247	$14.85		7.84	$83,364
Granted	5,668	3,749	1,919	$22.20	$6.84
Exercised	(1,135)	(896)	(239)	$11.41
Forfeited or expired	(1,881)	(1,145)	(736)	$15.43
Outstanding at September 30, 2021	26,362	18,171	8,191	$16.54		7.67	$233,663
Stock Compensation
The stock-based compensation (excluding deferred compensation) for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$302	$271	$782	$674
Research and development	1,344	897	3,148	1,791
Sales and marketing	1,453	930	3,323	2,223
General and administrative	934	781	2,665	4,839
Total stock-based compensation	$4,033	$2,879	$9,918	$9,527
As of September 30, 2021, total unrecognized stock-based compensation expense related to unvested service-based options was $46.8 million and is expected to be recognized over the remaining weighted-average vesting period of 2.67 years.

The total unrecognized stock-based compensation expense as of September 30, 2021 related to unvested options with performance and market liquidity vesting conditions is $42.9 million of which a portion of the compensation expense in proportion to the requisite service period already completed will recognized at the achievement of the performance condition, and the remaining will be recognized over the remaining estimated derived service period of 1.92 years, unless the market liquidity vesting criteria are achieved earlier. No stock-based compensation has been recognized in connection with these options as of September 30, 2021.

The total unrecognized stock-based compensation expense as of September 30, 2021 related to unvested options with performance and service vesting conditions is $11.1 million of which a portion of the compensation expense in proportion to the requisite service period already completed will recognized at the achievement of the performance condition, and the remaining will be recognized over the remaining service period of 3.93 years. No stock-based compensation has been recognized in connection with these options as of September 30, 2021.
In November 2019, the Company’s Compensation Committee of the Board of Directors approved an employee incentive and retention program in the form of negotiated repurchases. The negotiated repurchases allowed certain employees with service-based options which were vested as of September 30, 2019, to sell a portion of their eligible vested options to the Company in exchange for cash. The negotiated repurchases closed

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
on January 6, 2020, resulting in 1.5 million vested options exchanged for net cash payments of $23.1 million. In accordance with ASC 718, the Company recorded the difference between the estimated fair market value and the exercise price of awards as a reduction in additional paid-in capital, and the difference between the offer price and the current estimated fair market value of awards as additional compensation expense. As a result of the negotiated repurchases, the Company recognized a $7.5 million reduction in additional paid-in capital for settlement of certain vested stock options during the first quarter of 2020 and recognized an incremental $15.5 million of compensation expense during the first quarter of 2020.
Deferred Compensation
In July 2019, the Company’s Compensation Committee of the Board of Directors approved payment of a distribution equivalent rights bonus (“DERB”) which entitled holders of vested and unvested service-based stock options issued under the 2015 Plan, which were outstanding on June 17, 2019, to the distribution value of $1.30 per option. For eligible options that vest based on performance criteria, the exercise price was reduced by $1.30 per share.
The rights to DERB payments for time-based options are subject to the same time-based vesting and other terms and conditions as the corresponding unvested time-based stock options. The DERB does not qualify to be accounted for as stock compensation per ASC 718 because the amount earned by employees is not based, in whole or in part, on the value of the Company’s equity instruments and the DERB is required to be settled in cash. Consequently, the Company accounts for the DERB as deferred compensation over the vesting period. DERB expense for the three and nine months ended September 30, 2021 was not material. DERB expense for the three and nine months ended September 30, 2020 was $0.4 million and $2.2 million, respectively.
Note 10. Income Taxes
The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax expense (benefit) was $3.8 million and $(9.9) million for the three months ended September 30, 2021 and 2020, respectively and $15.7 million and $(31.6) million for the nine months ended September 30, 2021 and 2020, respectively. The tax expense recorded for the three and nine months ended September 30, 2021 compared to the tax benefits recorded in prior periods were primarily due to foreign income inclusion not fully offset by foreign tax credits and the valuation allowance established against the deferred tax assets associated with disallowed interest expense, partially offset by a net tax benefit recorded upon the completion of the Internal Revenue Services (the “IRS”) examination in the current period.
In assessing the need for any additional valuation allowance as of September 30, 2021, the Company considered all available evidence both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the nine months ended September 30, 2021, management believes it is more likely than not that majority of our deferred tax assets will be realized. The Company recorded an additional $22.2 million of tax expense for the nine months ended September 30, 2021 due to additional valuation allowances against its deferred tax assets on disallowed business interest expense.

As of September 30, 2021, the gross unrecognized tax benefits were approximately $43.0 million. The gross unrecognized tax benefit was reduced by $26.6 million due to the recent completion of the examination by the Internal Revenue Service for the 2014 to 2016 tax years. If recognized, the income tax provision would have a favorable impact of $24.1 million. The Company has elected to include interest and penalties as a component of income tax expenses. Accrued interest and penalties as of September 30, 2021 were approximately $3.8 million.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The IRS has completed its examination of the 2014 through 2016 tax years as of

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021. In addition, the Company has been informed by certain state and foreign taxing authorities that it was selected for examination. U.S. federal, state and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits have commenced and are at various stages of completion as of September 30, 2021.
Although the outcome of any tax examination is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of these examinations. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes and believes its current unrecognized tax benefit to be reasonable. If tax payments ultimately prove to be unnecessary, the recognition of previously unrecognized tax benefit would result in tax benefits in the period that the Company had determined unrecognized tax benefits were no longer necessary. However, if an ultimate tax assessment exceeds its estimate of tax liabilities, an additional tax provision might be required.
Note 11. Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted average number of shares outstanding for the period, excluding unvested service and performance-based stock options. Diluted net income (loss) per share is computed using the weighted average shares outstanding for the period plus dilutive potential shares, including unvested stock options, using the treasury stock method.

As of September 30, 2021, 5.6 million MOIC options and 1.4 million IPO Performance-based Options were excluded from the table below and also from diluted income (loss) per share because they are subject to performance and market conditions that were not achieved as of such date.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$2,727	$(32,309)	$(33,597)	$(135,127)

Weighted-average shares used in computing net income (loss) per share:
Basic	244,689	244,285	244,670	244,305
Effect of dilutive securities	4,622	—	—	—
Diluted	249,311	244,285	244,670	244,305
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.01	$(0.13)	$(0.14)	$(0.55)
Diluted	$0.01	$(0.13)	$(0.14)	$(0.55)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options outstanding	119	2,015	4,042	2,164

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12. Commitments and Contingencies
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant.
Indemnification
The Company’s software license agreements generally include certain provisions for indemnifying the customer against losses, expenses, liabilities, and damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and scope limitations and a right to replace an infringing product with a non-infringing product.
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2021 and December 31, 2020. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request, in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that reduces the Company’s exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
The Company accrues for loss contingencies when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.
Litigation
The Company is a party to various legal proceedings and claims arising from the normal course of its business activities, including proceedings and claims related to employment and intellectual property related matters.
The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a material loss may be

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
incurred, the Company discloses the estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made.
Litigation is subject to inherent uncertainties. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.
Note 13. Subsequent Events

On October 29, 2021, the Company completed its IPO in which the Company issued and sold 29,000,000 shares of its Class A common stock at $29.00 per share. On November 10, 2021, the Company issued and sold an additional 4,350,000 shares of Class A common stock in connection with a full exercise of the underwriters’ option to purchase additional shares granted in the IPO.
As a result of our IPO, the Company generated a total of $967.2 million in gross proceeds, inclusive of the underwriter’s exercise of their option to purchase additional shares in the offering, and net proceeds of $915.7 million, after underwriting discounts and commissions of $51.5 million. The Company also incurred offering costs of approximately $8.0 million. The Company also (i) repaid in full the $2.8 billion of outstanding indebtedness under the First Lien Term Facility and Second Lien Term Facility from $1.9 billion of borrowings under the new term loan facility (“New Term Loan Facility”),$915.7 million of the net proceeds from the IPO and $30.2 million from cash and cash equivalents on hand; (ii) paid a 2.0% prepayment premium under our Second Lien Credit Facility; and (iii) established a $250.0 million revolving credit facility with certain revolving lenders (the “New Revolving Facility”). The borrowings on the New Term Loan Facility bear interest at LIBOR plus 2.75% with a maturity date of October 29, 2028. The New Revolving Facility accrues interest at a per annum rate based on either, at the borrower’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.00% and 2.50% based on the borrower’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the borrower’s total net first lien leverage ratio. The revolving commitments will expire on October 29, 2026.

On October 29, 2021, the Company entered into the credit agreement with J.P. Morgan, LLC, as agent for a syndicate of lenders. The first lien credit agreement includes (i) a $1.875 billion USD term loan facility and (ii) a $250.0 million revolving credit facility. The Company and certain material subsidiaries are guarantors under the credit agreement. The proceeds of the New Term Loan Facility along with the proceeds from IPO and cash in hand were used (i) to repay the First Lien Dollar Term Facility, (ii) to repay the First Lien Euro Term Facility, (iii) to repay the Second Lien Term Facility under the Second Lien Credit Agreement and (iv) to pay fees and expenses in connection with the foregoing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2020 included in the final prospectus related to our initial public offering (the “IPO”) dated October 26, 2021 and filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b)(4) on October 27, 2021 (the “Final Prospectus”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Report.

Unless the context otherwise requires, all references in this report to “Informatica," the “Company,” "we," "our," "us," or similar terms refer to Informatica Inc. and its subsidiaries.

Overview
We have pioneered a new category of software, the Intelligent Data Management Cloud, or IDMC. IDMC is our AI-powered platform that connects, manages, and unifies data across any multi-cloud, hybrid system, empowering enterprises to modernize and advance their data strategies.
We generate revenues from the sale of software products and related maintenance and professional services. The vast majority of our software revenue consists of fees generated through the sale of our subscription-based products and related support agreements for our subscription products. We have pivoted our business to focus on subscription revenue and have consequently grown our subscription revenue from $407.8 million during the nine months ended September 30, 2020 to $518.0 million during the nine months ended September 30, 2021. Over this period, our subscription revenue has grown from 92% of total software revenue during the nine months ended September 30, 2020 to 96% of total software revenue during the nine months ended September 30, 2021.
Our subscription products can be purchased individually as distinct product families or together as a tightly integrated platform to support complex data management needs and certain customer journeys. Our subscription products are sold through contracts primarily with a one-, two- or three-year term, with an average contract term slightly over two years as of September 30, 2021. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud-based subscription products on a ratable basis over the contract term. We generally recognize the majority of the revenue from our subscription-based on-premise licenses at the start of the contract term. The remaining portion of on-premise subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
We generate additional software revenue from the sale of perpetual licenses. Consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue has decreased from 8% of total software revenue during nine months ended September 30, 2020 to 4% during the nine months ended September 30, 2021, with further declines expected thereafter.
Our maintenance and professional services revenues consist of recurring maintenance fees related to perpetual licenses and one-time professional services fees, respectively. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products. We recognized $501.2 million and $500.3 million during the nine months ended September 30, 2020 and 2021, respectively.
We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products.
We market and sell our subscription products primarily through our global direct sales team, which is enhanced by our relationships and collaboration with our partners that include global system integrators such as

Deloitte and Accenture, hyperscale cloud platform providers such as AWS, Microsoft Azure and Google Cloud Platform, and channel partners. Our sales organization consists of sales development, inside sales, and field sales personnel and is generally organized by region, the size of prospective customers and certain industry verticals. Cloud hyperscalers help us amplify our commercial reach when we jointly engage in cloud modernization efforts or when customers purchase our products via the hyperscaler product marketplaces. In addition, our global system integrator partners provide implementation services for our products for customers as part of their support of broader, overall cloud modernization initiatives.
Historically, we have focused our selling efforts on executives such as chief information officers (CIOs) and chief data officers (CDOs) who are often making decisions to purchase our products for their most important business initiatives. CIOs adopt our platform as part of their cloud migration journey, application modernization efforts, and business 360 initiatives. CDOs purchase our products as part of their overall data governance, access, and security strategies in order to democratize data access for everyone across the company. We recently expanded our go-to-market efforts to focus more on line of business customers.
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased one of our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting the purchase of our Data Quality and Data Governance families of products. We also market our cloud products to our large installed base of perpetual license customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain internal IT infrastructure to lower-cost elastic cloud architecture. In 2020, we also introduced a new consumption-based pricing model to provide customers greater flexibility regarding trial, use and consumption of a broad array of our cloud-based services. The effectiveness of our land and expand strategy is evidenced by our Subscription Net Retention Rate (NRR), which was 113% and 116% for the three months ended September 30, 2020 and 2021, respectively.
As of September 30, 2021, we had approximately 5,700 customers4 in a wide variety of industries located in over 100 countries and territories. Approximately 67% of our total revenues for the nine months ended September 30, 2021 were from our North America region, which we define as the United States and Canada.
Purchasing patterns for our products have followed quarterly and seasonal trends that we expect to continue. We typically sell a substantial portion of our software products and services in the last month of each quarter, and demand for our software products and professional services are generally highest in the fourth quarter and lowest in the first quarter of each year.
Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, including those described below. While each of these factors presents significant opportunities for us, these factors also pose important challenges that we must successfully address in order to sustain the growth of our business and improve our results of operations.
Continued Adoption of our Subscription Products.    Our success will largely depend on customers’ continued uptake of our subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to subscription and cloud-based services, we believe demand for our platform and subscription-based products will increase. For the period ended September 30, 2020 and 2021, we generated $541.3 million and $735.7 million of Subscription ARR, respectively, representing growth of 36%, with Subscription ARR representing 57% of total ARR and Cloud ARR representing 39% and 22% of Subscription ARR and total ARR, respectively, for the period ended September 30, 2021. For the period ended September 30, 2021, our $735.7 million of Subscription ARR was comprised of $287.2 million in Cloud ARR, $110.9 million in PowerCenter-
4 We compute the number of customers by assessing when we have a subscription contract or perpetual license maintenance contract sold to a unique entity. If we sell to several different divisions, segments or subsidiaries inside a company, we count each division, segment or subsidiary as a separate customer. If a customer has both a maintenance contract and a subscription contract, we count this as a single customer.

related product ARR and $337.8 million in ARR from non-PowerCenter self-managed products. Cloud ARR grew at a rate of 44% for the period ended September 30, 2021 compared to September 30, 2020. Since 2015, many of our new subscription products were architected to be deployed in the cloud, and we intend to make the remainder of our subscription products available in the cloud to meet the demands of our customers. In addition, we assist our customers with migrations of their Informatica on-premise data integration and MDM installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended September 30, 2021, we have entered into agreements to migrate a total of approximately $8.0 million of maintenance ARR, which has converted into approximately $14.8 million in Cloud ARR. Our future growth will depend in part on our ability to develop new market-leading cloud products to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 55% of our subscription customers as of September 30, 2021 did not have a prior maintenance contract with us. In addition, our ability to attract new customers will depend in part on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using hand-coded, custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We have recently added a dedicated inside sales team to our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make investments in sales and marketing to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Subscription NRR, which was 113% and 116% for the three months ended September 30, 2020 and 2021, respectively. We doubled the average subscription ARR per subscription customer from December 31, 2018 to September 30, 2021, from $98 thousand to $208 thousand. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as of December 31, 2020 and September 30, 2021, we had 104 and 127 customers individually with over $1 million in Subscription ARR each, respectively.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, in 2020, we achieved a subscription renewal rate5 of 92%, and a maintenance renewal rate6 of 95%. For the nine months ended September 30, 2021, our subscription renewal rate was 92% and our maintenance renewal rate was 94%. We intend to continue investing in our products and customer success organization to maintain these compelling retention rates.
Investment in Go-to-Market Efforts.    Our business and results of operations will also be significantly affected by our success in strengthening our relationships with strategic partners, including cloud hyperscalers, including AWS, Google Cloud Platform, Microsoft Azure, cloud partners such as Snowflake and Databricks,
5 We compute the subscription renewal rate by assessing the value of annual subscription contracts that expire at the end of each period (denominator) and comparing this to the amount that we renew for that set of expiring contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a subscription contract, we count that amount as removed from the numerator in that period.
6 We compute the maintenance renewal rate by assessing the value of annual maintenance contracts for perpetual licenses that expire at the end of each period (denominator) and comparing this to the amount that we renew for that set of expiring contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a maintenance contract, we count that amount as removed from the numerator in that period. If a customer cancels a maintenance contract and migrates the underlying product to one of our cloud products, this loss of maintenance would be counted as a cancellation and reduce our maintenance renewal rate.

global system integrators, including Deloitte, Accenture and Cognizant, and value-added resellers and distributors. We believe further developing these key strategic relationships will help us scale and enhance co-selling of our products and services with these partners. We plan to continue to strengthen and expand our network of strategic partners to increase sales to both new and existing customers and offer new and existing products on partner marketplaces. We believe that investing in sales enablement and co-selling efforts with our strategic partners will broaden our distribution footprint globally and extend and improve our engagement with a broad set of prospective customers.
Key Business Metrics and Non-GAAP Financial Measure
We review a number of operating and financial metrics, including the following unaudited key business metrics and non-GAAP financial measure to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following are our key business metrics as of September 30, 2021 and 2020.

	September 30,
	2021	2020

	(in thousands, except percentages)
Total Annual Recurring Revenue	$1,287,472	$1,099,637
Maintenance Annual Recurring Revenue	$551,723	$558,348
Subscription Annual Recurring Revenue	$735,749	$541,289
Cloud Annual Recurring Revenue	$287,246	$199,994
Subscription Net Retention Rate	116%	113%
The following is our Non-GAAP financial measure for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Adjusted EBITDA (Non-GAAP)	$100,935	$106,512	$276,203	$274,502
Key Business Metrics
Annual Recurring Revenue
Annual Recurring Revenue (ARR) represents the expected annual billing amounts from all active maintenance and subscription agreements. ARR is calculated based on the contract Monthly Recurring Revenue (MRR) multiplied by 12. MRR is calculated based on the accounting adjusted total contract value divided by the number of months of the agreement based on the start and end dates of each contracted line item. The aggregate ARR calculated at the end of each reported period represents the value of all contracts that are active as of the end of the period, including those contracts that have expired but are still under negotiation for renewal. We typically allow for a grace period of up to 6 months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period ARR amount has been less than 2% of the reported ARR in each period presented. If there is an actual cancellation of an ARR contract, we remove that ARR value at that time.
We believe ARR is an important metric for understanding our business since it tracks the annualized cash value collected over a 12-month period for all our recurring contracts, irrespective of whether it is a maintenance contract on a perpetual license, a ratable cloud contract, or an on-premise term-based subscription license.

Maintenance Annual Recurring Revenue
Maintenance Annual Recurring Revenue represents the portion of ARR only attributable to our maintenance contracts.

We believe that Maintenance ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all our maintenance contracts. Maintenance ARR includes maintenance contracts supporting our on-premise perpetual licenses. Maintenance ARR should be viewed independently of maintenance revenue and deferred revenue related to our maintenance contracts and is not intended to be combined with or to replace either of those items.

Subscription Annual Recurring Revenue
Subscription ARR represents the portion of ARR only attributable to our subscription contracts.
We believe that Subscription ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all our recurring subscription contracts. Subscription ARR excludes maintenance contracts on our perpetual licenses to provide information regarding the period-to-period performance and overall size and scale of our subscription business as we continue to focus our efforts on subscription-based licensing. Subscription ARR should be viewed independently of subscription revenue and deferred revenue related to our subscription contracts and is not intended to be combined with or to replace either of those items.
Cloud Annual Recurring Revenue
Cloud ARR represents the portion of ARR that is attributable to our hosted cloud contracts.
We believe that Cloud ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all our recurring Cloud contracts. Cloud ARR is a subset of our overall Subscription ARR, and by providing this breakdown of Cloud ARR, it provides visibility on the size and growth rate of our Cloud ARR within our overall Subscription ARR. Cloud ARR should be viewed independently of subscription revenue and deferred revenue related to our subscription contracts and is not intended to be combined with or to replace either of those items.

Subscription Net Retention Rate
Subscription NRR compares the contract value for Subscription ARR from the same set of customers at the end of a period compared to the prior year. We treat divisions, segments or subsidiaries inside companies as separate customers. To calculate our Subscription NRR for a particular period, we first establish the Subscription ARR value at the end of the prior year period. We subsequently measure the Subscription ARR value at the end of the current period from the same cohort of customers. The net retention rate is then calculated by dividing the aggregate Subscription ARR in the current period by the prior year period. An increase in the Subscription NRR occurs as a result of price increases on existing contracts, higher consumption of existing products, and sales of additional new subscription products to existing customers exceeding losses from subscription contracts due to cancellations.
We believe Subscription NRR is an important metric for understanding our business since it measures the rate at which we are able to sell additional products into our subscription customer base. As of the three months ended December 31, 2020 and September 30, 2021, our Subscription NRR was 114% and 116%, respectively.
Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe the following non-GAAP measure is useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as tools for comparison. A reconciliation is provided below for our non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA
We define adjusted EBITDA as GAAP net income(loss) as adjusted for income tax benefit, interest income, interest expense, loss on debt refinancing, other income (expense), net, stock-based compensation, amortization of intangibles, equity compensation related payments, one-time fees related to acquisitions, costs related to discrete payments for legal settlements, restructuring costs and executive severance, one-time impairment on restructured facilities, sponsor-related costs and depreciation. Equity compensation payments are related to the repurchase of employee stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

		(in thousands)
GAAP net income (loss)	$2,727	$(32,309)	$(33,597)	$(135,127)
Income tax (benefit) expense	3,783	(9,899)	15,683	(31,572)
Interest income	(311)	(1,254)	(845)	(1,996)
Interest expense	36,423	37,108	108,606	112,968
Loss on debt refinancing	—	1,299	—	37,400
Other income (expense), net	(13,965)	13,193	(28,744)	10,697
Stock-based compensation	4,033	2,879	9,918	9,527
Amortization of intangibles	61,450	72,586	184,931	214,995
Equity compensation payments	105	392	(77)	17,723
Acquisition transaction fees	—	564	128	2,834
Restructuring costs and executive severance	—	14,982	—	16,309
Sponsor-related costs	500	500	1,500	1,500
Depreciation	6,190	6,471	18,700	19,244
Adjusted EBITDA	$100,935	$106,512	$276,203	$274,502
We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.
COVID-19 Pandemic
The COVID-19 pandemic has impacted worldwide economic activity and financial markets and significantly increased economic volatility and uncertainty. For instance, many governments, including at the local, state, and federal level in the United States and elsewhere around the world, have been prompted to take unprecedented steps, including, but not limited to, travel restrictions, closure of businesses, social distancing requirements, and mandatory quarantines. During this time, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. These measures included a suspension of all non-essential travel and the temporary closure of all of our major offices to non-essential employees, which necessitated the shift to remote work arrangements for most of our employees.
In 2020, the COVID-19 pandemic contributed to decreases in certain of our operating expenses, particularly in our travel and entertainment expenses and event spending. We expect these expenses to increase as the COVID-19 pandemic subsides but that they will remain lower than they were before the COVID-19 pandemic, as we expect certain sales and marketing efforts and events will be increasingly virtual going forward. The effects of the COVID-19 pandemic also had an adverse impact on revenues, which was partially offset by the savings in travel and entertainment expenses. In response to this decrease in our revenue, we also shifted our go-to-market strategy in certain markets, including smaller countries within APAC and Europe, reducing our direct sales headcount and instead aligning with local channel partners for distribution.
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing conditions caused by this pandemic may affect the rate of global information technology spending and could adversely affect our business during 2021 or future periods by lengthening our sales cycles, reducing customer spending, negatively impacting collections of accounts receivable, causing some of our customers to go out of business, limiting the ability of our direct sales force to travel to existing and potential customers’ sites and limiting the ability of our professional services team to perform on-site work. Additionally, the COVID-19 pandemic may continue to impact our operations outside the United States even if local containment efforts are successful. For example, we have a number of research, customer support and general and administrative personnel located in India, which continues to be heavily impacted by the pandemic. Refer to the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Components of Results of Operations
Software Revenues
Subscription Revenues.    Subscription revenues consist of revenues from customers under subscription cloud services, subscription-based on-premise licenses, and related support services. Revenues from our cloud-based subscription products are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The majority of the revenues from our subscription-based on-premise licenses is recognized at a point in time upon transfer of control of the license to the customer, similar to perpetual licenses. Support services sold with subscription-based on-premise licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, subscription contracts are one to three years in length, with an average contract duration slightly greater than two years in 2021, and the related fees are typically billed annually in advance in equal installments across the term of the contracts.
Perpetual License Revenues.    Perpetual license revenues are revenues from customers and partners for sales of our software under on-premise perpetual licenses. Revenue from our perpetual license products is generally recognized at a point in time upon transfer of control of the license to the customer, which is typically upon making the software available to our customers. We expect revenue from perpetual licenses to be less than 5% of total revenues going forward, as we focus the majority of our product development spending on pure cloud products and our go-to-market efforts on subscription-based licensing for software sales. While we continue to offer our perpetual licenses to select customers and geographies, we disincentivize our sales force from selling our perpetual licenses in favor of our subscription-based offerings.
Service Revenues
Maintenance Revenues.    Maintenance revenue, which consists of fees for ongoing support and product updates for our perpetual licenses, is recognized ratably over the term of the contract, typically one year. Maintenance contracts are generally billed annually in advance. We expect our maintenance revenues to gradually decrease over time as our customers transition to our subscription-based licensing model and adopt our cloud-based products.
Professional Services Revenues.    Professional services revenues consist of one-time fees associated with implementation, education, and consulting services related to our software products. Consulting revenues are primarily related to configuration, installation, and implementation of our products. These services are generally performed on a time-and-materials basis and, accordingly, revenues are recognized as the services are performed. Consulting services, if included as part of the software arrangement, generally do not entail significant modification or customization of the software and hence, such services are not considered essential to the functionality of the software. Education service revenues are generated from classes offered at our headquarters, sales and training offices, customer locations, and on-line. Revenues are recognized as the classes are delivered or when the subscription period ends.
Cost of Revenues
Cost of Software Revenues.    Our cost of software revenues is a combination of costs of subscription revenues and perpetual licenses. Cost of subscription revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services, internal personnel-related expenses to operate and secure our hosting infrastructure, and royalties paid to postal authorities for address data and other vendors that provide content for our data-as-a-service offerings. Cost of perpetual license revenues consists primarily of software royalties payable to third parties.
Cost of Maintenance and Professional Services Revenues.    Our cost of service revenues is a combination of costs of maintenance, consulting and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel-related expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel-related expenses, including employee costs, subcontractor costs and travel, entertainment and other expenses. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices and customer locations.
Amortization of Acquired Technology.    Amortization of acquired technology is the amortization of technologies recorded primarily as a result of the 2015 transaction where Informatica was taken private by our Sponsors (the “2015 Privatization Transaction”) and, to a lesser extent, from business acquisitions and acquired technology licenses.
Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, travel expenses, equipment and software expenses associated with the development of new products, enhancement and localization of existing products, and quality assurance and development of documentation for our products. In addition, these expenses include costs which are personnel related expenses from our IT, Facilities and Procurement functions and expenses related to occupancy and enterprise systems allocated based on headcount (“Shared Costs”). All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in our products is important for our growth and, as such, expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, but are expected to be relatively consistent as a percentage of revenue.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related expenses, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel and entertainment, trade shows, equipment and software expenses, outside services and Shared Costs. Although we shifted our go-to-market strategy within APAC and EMEA in 2020, reducing our direct sales headcount to align with local channel partners for distribution, we expect to make significant investments going forward as we expand our customer acquisition and retention efforts, and to support the growth of our subscription products, and therefore expect sales and marketing expense to increase in absolute dollars but may vary as a percentage of revenue for the foreseeable future.
General and Administrative
Our general and administrative expenses consist primarily of personnel-related expenses for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services, travel expenses and Shared Costs. Following completion of the IPO in October 2021, we expect to continue to incur additional ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations, and professional services. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of revenue.
Acquisition, Litigation Settlement, and Other Charges
Acquisition, litigation settlement and other charges consist of amortization of intangible assets, acquisition, litigation settlement and other charges and restructuring charges. Amortization of intangible assets is the amortization of customer relationships, and trade names and trademarks recorded as a result of the 2015 Privatization Transaction and, to a lesser extent, acquired through business acquisitions. Acquisition, litigation settlement and other charges relate to the legal and other related costs incurred on settlement(s) and acquisitions made by the Company. The restructuring charges relate to our reorganization activities related to our workforce and from the closing of certain facilities.
Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest expense, interest income earned on our cash, cash equivalents, short-term investments, mark-to-market gains and losses on interest rate swaps, unrealized foreign exchange gain and loss on Euro term loan, foreign exchange transaction gains and losses and rental income.
Income Taxes
We use the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. We evaluate the realization of deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.

Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Subscriptions	$193,690	$148,278	$517,955	$407,794
Perpetual license	2,846	13,693	19,085	37,582
Software revenue	196,536	161,971	537,040	445,376
Maintenance and professional services	165,271	165,272	500,305	501,195
Total revenues	361,807	327,243	1,037,345	946,571
Cost of revenues:
Subscriptions	20,801	12,928	57,868	38,332
Perpetual license	1,113	975	3,300	2,778
Software costs	21,914	13,903	61,168	41,110
Maintenance and professional services	40,315	38,670	120,597	120,888
Amortization of acquired technology	18,353	25,123	55,448	73,189
Total cost of revenues	80,582	77,696	237,213	235,187
Gross profit	281,225	249,547	800,132	711,384
Operating expenses:
Research and development	63,079	56,902	186,910	168,772
Sales and marketing	116,761	102,215	337,699	324,495
General and administrative	29,631	19,283	84,809	66,125
Amortization of intangible assets	43,097	47,463	129,483	141,806
Restructuring, acquisition and other charges	—	15,546	128	17,816
Total operating expenses	252,568	241,409	739,029	719,014
Income (loss) from operations	28,657	8,138	61,103	(7,630)
Interest income	311	1,254	845	1,996
Interest expense	(36,423)	(37,108)	(108,606)	(112,968)
Loss on debt refinancing	—	(1,299)	—	(37,400)
Other income (expense), net	13,965	(13,193)	28,744	(10,697)
Income (loss) before income taxes	6,510	(42,208)	(17,914)	(166,699)
Income tax (benefit) expense	3,783	(9,899)	15,683	(31,572)
Net income (loss)	$2,727	$(32,309)	$(33,597)	$(135,127)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Subscriptions	54%	45%	50%	43%
Perpetual license	1	4	2	4
Software revenue	54	49	52	47
Maintenance and professional services	46	51	48	53
Total revenues	100	100	100	100
Cost of revenues:
Subscriptions	6	4	6	4
Perpetual license	—	—	—	—
Software costs	6	4	6	4
Maintenance and professional services	11	12	12	13
Amortization of acquired technology	5	8	5	8
Total cost of revenues	22	24	23	25
Gross profit	78	76	77	75
Operating expenses:		—	—	—
Research and development	17	17	18	18
Sales and marketing	32	31	33	34
General and administrative	8	6	8	7
Amortization of intangible assets	12	15	12	15
Restructuring, acquisition and other charges	—	5	—	2
Total operating expenses	70	74	71	76
Income (loss) from operations	8	2	6	(1)
Interest income	—	—	—	—
Interest expense	(10)	(11)	(10)	(12)
Loss on debt refinancing	—	—	—	(4)
Other income (expense), net	4	(4)	3	(1)
Income (loss) before income taxes	2	(13)	(2)	(18)
Income tax (benefit) expense	1	(3)	2	(3)
Net income (loss)	1	(10)	(3)	(14)
Revenues
Total revenues increased by 11% to $361.8 million during the three months ended September 30, 2021 compared to $327.2 million for the three months ended September 30, 2020, primarily due to a 21% increase in software revenues, which represent 54% of total revenues. During the nine months ended September 30, 2021, total revenues increased by 10% to $1,037.3 million compared to $946.6 million during the nine months ended

September 30, 2020 primarily due to a 21% increase in software revenues, which represent 52% of total revenues.

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Subscriptions	$193,690	$148,278	31%	$517,955	$407,794	27%
Perpetual license	2,846	13,693	(79)%	19,085	37,582	(49)%
Total software revenues	196,536	161,971	21%	537,040	445,376	21%
Maintenance	137,569	141,358	(3)%	420,888	421,124	—%
Professional services	27,702	23,914	16%	79,417	80,071	(1)%
Total maintenance and professional services revenues	165,271	165,272	—%	500,305	501,195	—%
Total revenues	$361,807	$327,243	11%	$1,037,345	$946,571	10%
Software Revenues
Our software revenues were $196.5 million (or 54% of total revenues) for the three months ended September 30, 2021 compared to $162 million (or 49% of total revenues) for the three months ended September 30, 2020. Our software revenues were $537 million (or 52% of total revenues) for the nine months ended September 30, 2021 compared to $445.4 million (or 47% of total revenues) for the nine months ended September 30, 2020.

Subscription Revenues

Subscription revenues increased to $193.7 million (or 54% of total revenues) for the three months ended September 30, 2021 compared to $148.3 million (or 45% of total revenues) for the three months ended September 30, 2020. The increase of $45.4 million (or 31%) in subscription revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to the increase in the size of our installed customer base and increase in demand for subscription offerings.

Subscription revenues increased to $518.0 million (or 50% of total revenues) for the nine months ended September 30, 2021 compared to $407.8 million (or 43% of total revenues) for the nine months ended September 30, 2020. The increase of $110.2 million (or 27%) in subscription revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to growth in the installed customer base and increase in demand for subscription offerings.

We expect the mix of subscription revenues as compared to total software revenues to continue to increase from prior year levels due to our prioritization of subscription revenues, growing installed customer base, a large number of multi-year subscription sales, and an anticipated increase in demand for subscription offerings.

Perpetual License Revenues
Perpetual license revenues decreased to $2.8 million (or 1% of total revenues) for the three months ended September 30, 2021 from $13.7 million (or 4% of total revenues) for the three months ended September 30, 2020. The decrease in perpetual license revenues of $10.8 million (or 79%) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to a decrease in number of transactions and average transaction price of our software under perpetual licenses.
Our perpetual license revenues decreased to $19.1 million (or 2% of total revenues) for the nine months ended September 30, 2021 from $37.6 million (or 4% of total revenues) for the nine months ended September 30, 2020. The decrease in license revenues of $18.5 million (or 49%) for the nine months ended September 30,

2021 compared to the nine months ended September 30, 2020 was due to a decrease in number of transactions and average transaction price of our software under perpetual licenses.
We expect the mix of license revenues as compared to total software revenues to continue to decrease from prior year levels due to our prioritization of subscription revenues and the anticipated increase in demand for subscription offerings.

Maintenance and Professional Services Revenues
Maintenance and professional service revenues was $165.3 million (or 46% of total revenues) for the three months ended September 30, 2021 compared to $165.3 million (or 51% of total revenues) for the three months ended September 30, 2020. Maintenance and professional service revenues decreased to $500.3 million (or 48% of total revenues) for the nine months ended September 30, 2021 compared to $501.2 million (or 53% of total revenues) for the nine months ended September 30, 2020.
Maintenance Revenues
Maintenance revenues decreased to $137.6 million (or 38% of total revenues) for the three months ended September 30, 2021 from $141.4 million (or 43% of total revenues) for the three months ended September 30, 2020. Maintenance revenues decreased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to non-renewals and declining sales of perpetual licenses offset by maintenance on new perpetual license sales, uplifts upon renewal, and a favorable foreign currency impact of $1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Maintenance revenues decreased to $420.9 million (or 41% of total revenues) for nine months ended September 30, 2021 from $421.1 million (or 44% of total revenues) for nine months ended September 30, 2020. Maintenance revenues decreased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to non-renewals and declining sales of perpetual licenses offset by maintenance on new perpetual license sales, uplifts upon renewal, and a favorable foreign currency impact of $8.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Professional Services Revenues
Professional services revenues increased to $27.7 million (or 8% of total revenues) for the three months ended September 30, 2021 compared to $23.9 million (or 7% of total revenues) for the three months ended September 30, 2020. The increase of $3.8 million (or 16%) in professional services revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by the increase in the demand of our consulting and education offerings.
Professional services revenues decreased to $79.4 million (or 8% of total revenues) for the nine months ended September 30, 2021 compared to $80.1 million (or 8% of total revenues) for nine months ended September 30, 2020. The decrease of $0.7 million (or 1%) in professional services revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by decreases in the demand of our consulting offerings.
We expect our education and consulting revenues to increase due to increases in demand for these offerings.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Cost of software revenues	$21,914	$13,903	58%	$61,168	$41,110	49%
Cost of maintenance and professional service revenues	40,315	38,670	4%	120,597	120,888	—%
Amortization of acquired technology	18,353	25,123	(27)%	55,448	73,189	(24)%
Total cost of revenues	$80,582	$77,696	4%	$237,213	$235,187	1%
Cost of software revenues, as a percentage of software revenues	11%	9%		11%	9%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	24%	23%		24%	24%
Cost of Software Revenues
Cost of software revenues increased to $21.9 million (or 11% of software revenues) for the three months ended September 30, 2021 compared to $13.9 million (or 9% of software revenues) for the three months ended September 30, 2020. The increase of $8.0 million (or 58%) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to $4.2 million increase in fees paid to third party vendors for hosting services, $1.7 million increase in personnel-related expenses as we continue to scale up our hosted infrastructure support teams, $1.2 million increase in Shared Costs, $0.5 million increase in software expense and $0.4 million increase in equipment and other expenses.

Cost of software revenues increased to $61.2 million (or 11% of software revenues) for the nine months ended September 30, 2021 compared to $41.1 million (or 9% of software revenues) for the nine months ended September 30, 2020. The increase of $20.1 million (or 49%) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to $10.6 million increase in fees paid to third party vendors for hosting services, $4.2 million increase personnel-related expenses driven by increase in headcount, $2.6 million increase in equipment and other expenses, $2.2 million increase in Shared Costs, and $0.5 million increase in royalty expenses.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues increased to $40.3 million (or 24% of maintenance and professional services revenues) during the three months ended September 30, 2021 compared to $38.7 million (or 23% of maintenance and professional services revenues) during the three months ended September 30, 2020. The increase of $1.6 million (or 4%) during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a $1.0 million increase in Shared Costs, $0.5 million increase personnel-related expenses driven by increase in headcount, $0.5 million increase in outside services, partially offset by $0.4 million decrease in software expenses.

Cost of maintenance and professional services revenues decreased to $120.6 million (or 24% of maintenance and professional services revenues) for the nine months ended September 30, 2021 compared to $120.9 million (or 24% of maintenance and professional services revenues) for the nine months ended September 30, 2020. The decrease of $0.3 million (or 0%) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a $3.0 million decrease in outside services as we reduced our subcontractor headcount in favor of our own salaried personnel, $0.8 million decrease in travel due to pandemic related restrictions, partially offset by $1.9 million increase in personnel-related expenses driven by increase in headcount and $1.6 million increase in Shared Costs.

Amortization of Acquired Technology
Amortization of acquired technology decreased to $18.4 million (or 5% of total revenues) for the three months ended September 30, 2021 from $25.1 million (or 8% of total revenues) for the three months ended September 30, 2020. Amortization of acquired technology decreased to $55.4 million (or 5% of total revenues) for the nine months ended September 30, 2021 from $73.2 million (or 8% of total revenues) for the nine months ended September 30, 2020
The decrease of $6.7 million (or 27%) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and the decrease of $17.8 million (or 24%) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as some components of the technology become fully amortized.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Research and development	$63,079	$56,902	11%	$186,910	$168,772	11%
Research and development expenses increased to $63.1 million (or 17% of total revenues) for the three months ended September 30, 2021 compared to $56.9 million (or 17% of total revenues) for the three months ended September 30, 2020. The increase of $6.2 million (or 11%) during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a $4.9 million increase in salaries and other personnel-related expenses (including stock-based compensation) driven by an increase in headcount, $2.0 million increase in equipment and software expense and $0.5 million increase in other administrative expenses which was partially offset by $1.2 million decrease in Shared Costs.
Research and development expenses increased to $186.9 million (or 18% of total revenues) for the nine months ended September 30, 2021 compared to $168.8 million (or 18% of total revenues) for the nine months ended September 30, 2020. The increase of $18.1 million (or 11%) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a $21.4 million increase in salaries and other personnel-related expenses (including stock-based compensation) driven mainly by an increase in headcount, a $7.0 million increase in equipment and software expense and a $1.5 million increase in other administrative expenses which was partially offset by a $7.9 million decrease related to our DERB program and the negotiated repurchases in 2019, as disclosed in Note 9 to our Condensed Consolidated Financial Statements, and $3.9 million decrease in Shared Costs.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Sales and marketing	$116,761	$102,215	14%	$337,699	$324,495	4%
Sales and marketing expenses increased to $116.8 million (or 32% of total revenues) during the three months ended September 30, 2021 compared to $102.2 million (or 31% of total revenues) during the three months ended September 30, 2020. The increase of $14.5 million (or 14%) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a $10.3 million increase in personnel-related expenses (including stock-based compensation) due to increase in commission expense, $2.0 million increase in Shared Costs and $2.2 million increase in travel and other administrative expenses.
Sales and marketing expenses increased to $337.7 million (or 33% of total revenues) for the nine months ended September 30, 2021 compared to $324.5 million (or 34% of total revenues) for the nine months ended September 30, 2020. The increase of $13.2 million (or 4%) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a $17.3 million increase in personnel-related expenses (including stock-based compensation) due to increase in commission expense and increase in headcount, a $3.2 million increase in Shared Costs, a $1.5 million increase in outside services, partially offset by a $6.4 million decrease in travel expense due to pandemic-related travel restrictions, a $3.5 million decrease related to our DERB program and the negotiated repurchases in 2019, as disclosed in Note 9 to our Condensed Consolidated Financial Statements, and $0.6 million decrease in other administrative expenses.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
General and administrative	$29,631	$19,283	54%	$84,809	$66,125	28%

General and administrative expenses increased to $29.6 million (or 8% of total revenues) during the three months ended September 30, 2021 compared to $19.3 million (or 6% of total revenues) during the three months ended September 30, 2020. The increase of $10.3 million (or 54%) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a $8.6 million increase in consulting expense primarily due to substantial costs incurred to optimize our “go-to-market” efforts, a $0.7 million increase in Shared Costs and $1.0 million increase in other administrative expenses.
General and administrative expenses increased to $84.8 million (or 8% of total revenues) for the nine months ended September 30, 2021 compared to $66.1 million (or 7% of total revenues) for the nine months ended September 30, 2020. The increase of $18.7 million (or 28%) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a $18.8 million increase in consulting expense primarily due to substantial costs incurred to optimize our “go-to-market” efforts, $1.5 million increase in Shared Costs, a $4.1 million increase in personnel-related expenses and $0.7 million in other administrative expenses partially offset by a $4.2 million decrease related to our DERB program and the negotiated repurchases in 2019, as disclosed in Note 9 to our Condensed Consolidated Financial Statements, and $2.2 million lower stock based compensation.
Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets, acquisition and other charges (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Amortization of intangible assets	$43,097	$47,463	(9)%	$129,483	$141,806	(9)%
Restructuring, acquisition and other charges	—	15,546	(100)%	128	17,816	(99)%
Amortization of intangible assets decreased to $43.1 million (or 12% of revenues) during the three months ended September 30, 2021 compared to $47.5 million (or 15% of revenues) during the three months ended September 30, 2020. Amortization of intangible assets decreased to $129.5 million (or 12% of revenues) during the nine months ended September 30, 2021 compared to $141.8 million (or 15% of revenues) during the nine months ended September 30, 2020.The decrease of $4.4 million (or 9%) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and the decrease of $12.3 million (or 9%) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, were a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
In July 2020, the Company initiated a restructuring plan to reorganize its workforce and close certain offices. During the fourth quarter of 2020, the Company substantially completed the reorganization activities related to its workforce, which resulted in the elimination of approximately 300 employees, or 6% of the total workforce. Restructuring, acquisition and other charges decreased to $0 million (or 0% of total revenues) during the three months ended September 30, 2021 compared to $15.5 million (or 5% of total revenues) during the three months ended September 30, 2020. Restructuring, acquisition and other charges decreased to $0.1 million (or 0% of total revenues) during the nine months ended September 30, 2021 compared to $17.8 million (or 2% of revenues) during the nine months ended September 30, 2020. The decrease of $15.5 million (or 100%) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and the decrease of $17.8 million (or 99%) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due primarily to the severance, facilities, transition and other related restructuring costs incurred during 2020 as well as legal and other related cost incurred on two acquisitions that we completed during 2020.
Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Interest income	$311	$1,254	(75)%	$845	$1,996	(58)%
Interest expense	(36,423)	(37,108)	(2)%	(108,606)	(112,968)	(4)%
Loss on debt refinancing	—	(1,299)	(100)%	—	(37,400)	(100)%
Other income (expense), net	13,965	(13,193)	(206)%	28,744	(10,697)	(369)%
Interest and other income (expense), net	$(22,147)	$(50,346)	(56)%	$(79,017)	$(159,069)	(50)%
The increase in interest and other income (expense), net, of $28.2 million (or 56%) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to a $36.1 million increase in revaluation gains on the Euro Term Loan resulting from the U.S. dollar appreciating against the Euro, a $1.3 million one-time loss on debt refinancing during the three months ended September 30, 2020 and a $0.6 million decrease in interest expense. These changes were partially offset by a $8.7 million increase in the foreign exchange losses, a $0.9 million decrease in interest income related to certain tax refunds and $0.2 million decrease in other income.

The increase in interest and other income (expense), net, of $80.1 million (or 50%) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to a $110.3 million increase in revaluation gains on the Euro Term Loan resulting from the U.S. dollar appreciating against the Euro, a $37.4 million one-time loss on debt refinancing during the nine months ended September 30, 2020 and a $4.4 million decrease in interest expense. These changes were partially offset by a $70.0 million increase in foreign exchange losses, a $1.2 million decrease in interest income related to certain tax refunds and $0.8 million decrease in other income.

Income Tax (Benefit) Expense
The following table sets forth, for the periods indicated, our provision (benefit) for income taxes (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Income tax (benefit) expense	$3,783	$(9,899)	(138)%	$15,683	$(31,572)	(150)%
Effective tax rate	58%	23%		(88)%	19%
Our income tax expense (benefit) was $3.8 million and $(9.9) million for the three months ended September 30, 2021 and 2020. The tax expense recorded in the current period compared to the benefit recorded in the prior year comparable period was primarily due to foreign income inclusion not fully offset by foreign tax credits and the valuation allowance established against the deferred tax assets associated with disallowed interest expense, partially offset by a net tax benefit recorded upon the completion of the Internal Revenue Services (the “IRS”) examination in the current period.
Our income tax expense (benefit) was $15.7 million and $(31.6) million for the nine months ended September 30, 2021 and 2020. The tax expense recorded in the current period compare to the benefit recorded in the prior year comparable period was primarily due to foreign income inclusion not fully offset by foreign tax credits and the valuation allowance established against the deferred tax assets associated with disallowed interest expense, partially offset by a net tax benefit recorded upon the completion of the Internal Revenue Services (the “IRS”) examination in the current period.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance the Company considered all available evidence both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the nine months ended September 30, 2021, management believes it is more likely than not that majority of our deferred tax assets will be realized. The Company recorded an additional $22.2 million of tax expense for the nine months ended September 30, 2021 due to additional valuation allowances against its deferred tax assets on disallowed business interest expense.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows from operations, debt financing and proceeds received from sales of equity securities. As of December 31, 2020 and September 30, 2021, we had $367.0 million and $453.5 million in available cash, cash equivalents, restricted cash, and short-term investments, respectively. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits and highly liquid money market funds. As of December 31, 2020 and September 30, 2021, we did not hold any marketable securities.
On October 29, 2021, we completed our IPO, with a subsequent full exercise of underwriters’ option to purchase additional shares, which resulted in aggregate net proceeds of $915.7 million, after underwriting discounts and commissions of $51.5 million. The Company also incurred offering costs of approximately $8.0 million. We also (i) repaid in full the $2.8 billion of outstanding indebtedness under the First Lien Term Facility and Second Lien Term Facility from $1.9 billion of borrowings under the New Term Loan Facility and $915.7 million of the net proceeds from the IPO and $30.2 million from cash and cash equivalents on hand; (ii) paid a 2.0% prepayment premium under our Second Lien Credit Facility; and (iii) established a $250.0 million revolving credit facility with certain revolving lenders (the “New Revolving Facility”). The borrowings on the New Term Loan Facility bear interest at LIBOR plus 2.75% with a maturity date of October 29, 2028. The New Revolving Facility accrues interest at a per annum rate based on either, at the borrower’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.00% and 2.50% based on the borrower’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the borrower’s total net first lien leverage ratio. The revolving commitments will expire on October 29, 2026. See Note 13 in the notes to the condensed consolidated financial statements.

Our primary sources of cash are from cash and cash equivalents, short-term investments, the Revolving Facility and the collection of accounts receivable from our customers. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, facilities and related costs, servicing our borrowings, and debt principal payments. We have also used cash to purchase property and equipment and to acquire businesses and technologies to expand our product offerings. We expect to use most of our available cash to service our borrowings, to the extent not used for working capital needs.
Approximately a third of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.
We believe that our existing cash and cash equivalents, cash flows generated by operations and the Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash provided by operating activities	$142,393	$89,211
Cash used in investing activities	(22,365)	(44,090)
Cash provided by (used in) financing activities	(46,673)	77,776
Operating Activities:    Cash provided by operating activities for the nine months ended September 30, 2021 was $142.4 million. Our net loss for the nine months ended September 30, 2021 was $33.6 million, adjusted for non-cash charges, primarily consisting of $208.0 million of depreciation and amortization, $12.0 million of non-cash operating lease cost and $9.9 million of stock-based compensation expense which was partially offset by $35.9 million of deferred income taxes and $31.3 million of unrealized gain on remeasurement of our euro debt. Additional uses of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $65.4 million decrease in accounts payable and accrued liabilities due to timing of payment and payment of our lease obligations, a $51.4 million decrease in contract liabilities and a $20.0 million increase in prepaid expenses and assets associated with the growth in our operations. This was partially offset mainly by a $147.7 million increase in accounts receivable due to the timing of collections and a $2.4 million increase in income tax payable due to the timing of tax payments. Our “days sales outstanding” in accounts receivable decreased to 65 days during the nine months ended September 30, 2021 from 66 days during the nine months ended September 30, 2020.
Cash provided by operating activities for the nine months ended September 30, 2020 was $89.2 million. Our net loss for the nine months ended September 30, 2020 was $135.1 million, adjusted for non-cash charges, primarily consisting of $239.0 million of depreciation and amortization, $37.4 million of unrealized loss on remeasurement of our euro debt, $25.9 million in loss on our debt refinancing, $13.4 million of non-cash operating lease cost and $9.5 million of stock-based compensation expense, which was partially offset by $50.7 million of deferred income taxes. Additional uses of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $101.8 million decrease in contract liabilities, a $90.5 million decrease in accounts payable and accrued liabilities due to timing of payment and payment of our lease obligations, a $12.0 million increase in prepaid expenses and assets associated with the growth in our operations and a $5.8 million decrease in income tax payable due to the timing of tax payments. This was partially offset mainly by a $159.9 million decrease in accounts receivable due to collections. Our “days sales outstanding” in accounts receivable decreased to 66 days during the nine months ended September 30, 2020 from 70 days during the nine months ended September 30, 2019.
Investing Activities:    Net cash used in investing activities for the nine months ended September 30, 2021 was $22.4 million primarily due to a $70.1 million cash outflow consisting primarily of $64.1 million in purchases of investments and $6.0 million for purchases of property and equipment. These cash outflows were partially offset by $47.7 million in maturities of investments.
Net cash used in investing activities for the nine months ended September 30, 2020 was $44.1 million primarily due to a $49.2 million cash outflow consisting primarily of $21.4 million business acquisitions, net of cash acquired, $18.7 million in purchases of investments and $9.1 million for purchases of property and equipment. These cash outflows were partially offset by $5.1 million in maturities of investments.
We acquire property and equipment in our normal course of business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook.
We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions. In addition, we may be obligated to pay certain variable and deferred earn-out payments based upon achievement of certain performance targets.
Financing Activities: Net cash used in financing activities for the nine months ended September 30, 2021 was $46.7 million primarily due to $17.8 million payment in debt, $14.2 million of net activity from derivatives with an other-than-insignificant financing element, $10.7 million paid for contingent consideration in connection with an acquisition, $9.3 million for payments for share repurchases, and $1.5 million for payments for taxes related to net share settlement of equity awards. These cash outflows were partially offset by $6.8 million in proceeds from the issuance of shares.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $77.8 million driven by $950.0 million in proceeds from the issuance of debt and $1.5 million in proceeds from the issuance of shares. These cash inflows were partially offset by $820.1 million payment of debt, $32.2 million payment of debt issuance costs, $7.5 million payment for settlement of stock options, $6.0 million paid for contingent consideration, $3.4 million of net activity from derivatives with an other-than-insignificant financing element $2.5 million payments for share repurchases and $2.0 million payments for taxes related to net share settlement of equity awards,.
Debt
Original Term Loan Facility
In connection with our 2015 Privatization Transaction, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions led by Bank of America, N.A. The credit facilities consisted of a $1.71 billion dollar term loan facility and a €250.0 million euro term loan facility (collectively, the “Original Term Loan Facilities”), and a $150 million revolving facility.
In January 2018, we refinanced our Original Term Loan Facilities (together, the “2018 Term Loan Facilities”), and in April 2019, we incurred an additional $125.0 million of 2018 dollar term loans after which the principal amount of the dollar term loan facilities was $1.54 billion and the principal amount of the Euro term loan facility was €442.7 million (collectively, the “New Term Loan Facility”).
On February 25, 2020, we amended the 2018 Term Loan Facilities (as amended, the “First Lien Credit Agreement”) and entered into a new Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”) with Nomura Corporate Funding Americas, LLC, as agent, for a syndicate of lenders. We borrowed $1.79 billion of dollar term loans (the “First Lien Dollar Term Facility”) and €480.0 million of euro term loans (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facilities”) under the First Lien Credit Agreement and $425.0 million of term loans (the Second Lien Term Facility and, together with the First Lien Term Facilities, the “Term Facilities”) under the Second Lien Credit Agreement and used the proceeds thereof to refinance the existing term loans, redeem the Notes and pay fees and expenses in connection therewith. The terms applicable solely to the revolving credit facility under the First Lien Credit Agreement (the “Revolving Facility”), including pricing and the financial covenants, were not amended.
On July 14, 2020, we entered into Amendment No. 1 (“Amendment No. 1”) to the Second Lien Credit Agreement pursuant to which we borrowed an additional $50.0 million of second lien term loans, which have the same terms and conditions as the loans issued under the Second Lien Term Facility. The proceeds of such second lien term loans were used to repay $45.0 million of the Revolving Facility, to pay fees and expenses in connection with Amendment No. 1, and for other general corporate purposes.
The First Lien Term Facilities would have matured on February 25, 2027 but included a springing maturity to 91 days prior to the maturity date of the Second Lien Term Facility if more than $100.0 million of the Second Lien Term Facility has not been repaid or extended by such date. The Second Lien Term Facility would have matured on February 25, 2025. The First Lien Term Facilities were repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Second Lien Term Facility was repayable in full at maturity. The Revolving Facility would have matured on April 17, 2024. See Note 6. Borrowings of the Notes to the Condensed Consolidated Financial Statements for details.
As of September 30, 2021 and December 31, 2020, a total of approximately $2.8 billion was outstanding under the Term Loan Facilities. As of September 30, 2021, we have also utilized $1.4 million of letters of credit under the Revolving Facility. See Note 6. Borrowings of the Notes to the Condensed Consolidated Financial Statements for details.
The First Lien Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all revolving loans, swingline loans and letter of credit obligations (in excess of $10 million) exceed 30% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. Accrued interest on the First Lien Term Facilities is payable quarterly in arrears with respect to base rate loans, at the end of each interest rate period (or at each 3- month interval in the case of loans with interest periods greater than 3 months) with respect to LIBOR loans, the date of any repayment or prepayment, and at maturity (whether by acceleration or otherwise). Accrued interest on the Second Lien Term Facility is payable quarterly.
The Credit Agreements contain certain customary affirmative and negative covenants. As of September 30, 2021, we were in compliance with all such covenants.
On October 29, 2021, we completed our IPO, with a subsequent full exercise of underwriters’ option to purchase additional shares, which resulted in aggregate net proceeds of $915.7 million, after underwriting discounts and commissions of $51.5 million. The Company also incurred offering costs of approximately $8.0 million. We also (i) repaid in full the $2.8 billion of outstanding indebtedness under the First Lien Term Facility and Second Lien Term Facility from $1.9 billion of borrowings under the New Term Loan Facility and $915.7 million of the net proceeds from the IPO and $30.2 million from cash and cash equivalents on hand; (ii) paid a 2.0% prepayment premium under our Second Lien Credit Facility; and (iii) established a $250.0 million revolving credit facility with certain revolving lenders (the “New Revolving Facility”). The borrowings on the New Term Loan Facility bear interest at LIBOR plus 2.75% with a maturity date of October 29, 2028. The New Revolving Facility accrues interest at a per annum rate based on either, at the borrower’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.00% and 2.50% based on the borrower’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the borrower’s total net first lien leverage ratio. The revolving commitments will expire on October 29, 2026. See Note 13 in the notes to the condensed consolidated financial statements.
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the nine months ended September 30, 2021 from the commitments and contractual obligations disclosed in our Final Prospectus.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements, transactions, or relationships with “special purpose entities,” with the exception of letters of credit of $1.4 million funded under the Revolving Facility.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Report are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our prospectus dated October 26, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on October 27, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our investment objective is to conserve capital and maintain liquidity to support our operations; therefore, we generally invest in highly liquid securities, consisting primarily of bank deposits, money market funds, and time deposits. Such fixed and floating interest-earning instruments carry a degree of interest rate risk. Fixed income securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in interest rates.
As of September 30, 2021, we had long-term debt outstanding with a carrying value of $2.8 billion. A hypothetical interest rate change of each quarter point would have increased or decreased interest expense, excluding the effects of any interest rate swap agreement, for the period from January 1, 2021 to September 30, 2021 by $4.0 million based upon the outstanding balance and rate in effect at September 30, 2021. See Note 6. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.
In order to reduce the financial impact of increases in interest rates, as of September 30, 2021, we entered into three interest rate swaps for a total notional amount of $1.32 billion, with fixed rates ranging from 0.695% to 2.439%. The interest rate swaps will mature by December 2022. One of the three interest rate swaps was de-designated in November 2020.
In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out certain LIBOR rates by the end of 2021. The expected discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense.
Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our debt obligations are denominated in U.S. dollars and Euros. Our expenses are generally denominated in the currencies in which our operations are located. To date, we have cash flow hedges for our Indian Rupee expense exposure. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had approximately a $8.9 million impact to our nine months ended September 31, 2021 results of operations.
Foreign Exchange Forward Contracts
In order to reduce the impact of earnings volatility associated with foreign currency fluctuations, we enter into foreign currency forward contracts on our largest foreign currency exposures. The forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. We recognize in earnings amounts related to our cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. We have forecasted the amount of our anticipated foreign currency expenses based on our historical performance and projected financial plan.
September 30, 2021, our remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $78.7 million of Indian rupees as of September 30, 2021.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 2. Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information
Item 1. Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 12. Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become factors that affect us. If any of the risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties that you should consider. These risks include, but are not limited to, the following:

•If we are unable to attract and retain customers, our future results of operations could be harmed.
•If our existing customers terminate or do not renew their subscriptions, it could have an adverse effect on our business and results of operations
•If our existing customers terminate or do not renew their maintenance contracts, it could have an adverse effect on our business and results of operations.
•Network or data security incidents may compromise the integrity of our products, create service outages for our hosted products, or allow unauthorized access to our network or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.
•We have experienced rapid subscription revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•If we do not successfully manage our strategy and business model transition for our cloud- and subscription-based offerings, our business may become more difficult to predict and our results of operations may be adversely affected.
•We may not be able to successfully manage the growth of our business if we are unable to scale our operations and enhance our internal systems, processes, and controls.
•If we do not compete effectively, our revenues may not grow and could decline.
•If we are unable to successfully respond to technological advances and evolving industry standards, we could experience a reduction in our future product sales, which would cause our revenues to decline.

Our current research and development efforts, including the introduction of new products, the integration of acquired products, and the enhancements of existing products, may not be successfully or result in significant revenue, cost savings or other benefits in the near future, if at all.

Risks Related to Our Business and Industry
If we are unable to attract and retain customers, our future results of operations could be harmed.
The success of our business depends on our ability to attract and retain customers. To do so, we must persuade decision makers at enterprises and other organizations that our products offer significant advantages over those of our competitors. Other factors, many of which are out of our control, may now or in the future impact our ability to attract and retain customers, including:
•our failure to generate sufficient awareness and demand for our products;
•potential customers’ commitments to existing vendors;
•potential customers’ greater familiarity and/or comfort with our competitors’ products;
•real or perceived switching costs;
•real or perceived complexity deploying our products;
•our failure to help our customers successfully deploy and use our products;
•our failure to satisfy customer demand for new features, products and services;
•our failure to expand sales via additional new products with existing customers;
•potential customers’ failure to appreciate the benefits of our platform relative to their existing data management products;
•our competitors’ product offerings and pricing strategies being considered favorable to ours;
•our failure to expand, retain and motivate our sales and marketing personnel;
•our failure to develop or expand relationships with existing sales partners or to attract new sales partners;
•the adoption of new, or amendment of existing, laws, rules and regulations that negatively impact the utility of our products;
•the perceived risk, commencement or outcome of litigation against us; and
•deteriorating general economic conditions.
If our efforts to attract and retain customers are not successful, our revenue and rate of revenue growth may decline, we may not be able to achieve, or successfully sustain, profitability, our business may become more difficult to predict, and our future results of operations could be materially harmed.
If our existing customers terminate or do not renew their subscriptions, it could have an adverse effect on our business and results of operations.

We expect to derive a significant portion of our subscription ARR from our existing subscription customer base. In the year ended December 31, 2020 and the nine months ended September 30, 2021, approximately 85% and 91% of our total subscription ARR was generated from existing subscription customers, respectively. As a result, achieving a high renewal rate of our subscriptions is critical to our business. Our customers typically have no contractual obligation to renew their subscriptions after the completion of their then current subscription term, which is typically one to three years, and certain of our customers have a right to terminate during the subscription term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our platform or our customer support, our products’ inability to integrate with new and changing technologies, the perception of frequent or severe subscription outages, delays or lags in our product uptime or latency, and a mismatch in the pricing of our products and competing offerings.
Even if our customers renew their subscriptions, they may renew for shorter subscription terms than we anticipate, they may not expand the usage of our products at the rate we are expecting, or they may insist on other renewal terms that are less economically beneficial to us. We cannot be certain that our customers will renew their subscriptions or expand their subscriptions nor can we be certain that our customers will not terminate their subscriptions in whole or in part. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline, our subscription renewal rate and subscription net retention rate may decline, and we may not accurately predict future revenue from existing customers.
If our existing customers terminate or do not renew their maintenance contracts, it could have an adverse effect on our business and results of operations.
In 2020, we had $561 million of maintenance revenue, which was 42% of our total revenue of $1,323 million. During the nine months ended September 30, 2021, we had $420.9 million of maintenance revenue, which was 41% of our total revenue of $1,037.3 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
Even if our customers renew their maintenance, they may renew for shorter terms than we anticipate or on other terms that are less economically beneficial to us. Customers may also not renew their maintenance if they want to move their perpetual licenses to a cloud architecture and we are unable to accommodate them with an acceptable migration plan. We cannot be certain that our customers will renew their maintenance nor can we be certain that our customers will not terminate their maintenance in whole or in part. If our customers terminate or do not renew their maintenance, or renew on less favorable terms, our revenue may grow more slowly than expected or decline, our maintenance renewal rate may decline, and we may not accurately predict future revenue from existing customers.
A network or data security incident may compromise the integrity of our products, create service outages for our hosted products, or allow unauthorized access to our network or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to maintain the security and integrity of our product source code and the computer systems that are used to develop and host our products. However, the threats to computer systems, networks and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” ransomware attacks, malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network, and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Like all software products, our software is vulnerable to such incidents. The impact of such an incident could disrupt the proper functioning of our products, create a service outage for our cloud services, cause errors in the output of our customers’ work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and cause other destructive outcomes. If this were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively affected.
In addition, as we continue to devote more resources to evaluate our computer systems, networks and products for security vulnerabilities, the cost of addressing these vulnerabilities could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products and cloud services, certain customers, particularly government and other public sector customers, may delay or stop purchasing our products and cloud services. Furthermore, we expect the risks related to computer system, network or security incidents to increase as we continue to develop our cloud products and services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. We also engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information.

In addition, we have acquired a number of companies, products, services and technologies and may continue to do so in the future. As a result, we may inherit additional IT security issues when we integrate these acquisitions. Throughout our 25-year history, our on-premise products have accrued historical potential security vulnerabilities. As we migrate these products and underlying features and components to our cloud platform, many of these vulnerabilities are addressed, but some may persist. These potential vulnerabilities are reviewed according to our risk-based process that considers the residual risk based on compensating controls and other factors. Within our on-premise products, some existing vulnerabilities may become more impactful over time and some vulnerabilities may be newly discovered along with the normal course of security vulnerability disclosure. These vulnerabilities may create significant unplanned engineering effort and cost to resolve and redistribute to customers who remain on the on-premise version of our software.
Techniques used to sabotage or obtain unauthorized access to computers systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Further, we cannot assure that any limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms, if at all, or will be available in sufficient amounts, if at all, to cover claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
We have experienced rapid subscription revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.
We have experienced rapid subscription revenue growth in recent periods. We recognized subscription revenues of $407.8 million and $518.0 million during the nine months ended September 30, 2020 and 2021, respectively. Over this period, our subscription revenue has grown from 92% of total software revenue during the nine months ended September 30, 2020, to 96% of total software revenue during the nine months ended September 30, 2021. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
•our ability to attract and retain subscription customers;
•our ability to expand within our existing subscription customer basis;
•our ability to continue to expand customer adoption of our platform;
•our ability to compete effectively against a variety of different vendors who offer data management products;
•continued growth of cloud-based services; and
•our ability to continue to develop new products to expand the offerings in our platform.
If we are unable to achieve any of these requirements, our subscription revenue growth may decline, and our business and results of operations would be adversely affected.
If we do not successfully manage our strategy and business model transition for our cloud- and subscription-based offerings, our business may become more difficult to predict and our results of operations may be adversely affected.
The continued adoption of cloud services, the increasing customer demand for subscription-based licensing, the accelerating volume and diversity of data creation, and the critical importance of data security continue to redefine business computing. We offer our products on a subscription-based license model including our cloud data management products that provide our customers with functionality within a cloud-

based IT environment. Our strategy and business model for these subscription-based offerings, which differs from our legacy perpetual license-based model, continue to evolve and are subject to risks and uncertainties. It is difficult to forecast the revenue mix for our new sales and this makes it challenging to predict what portion of our new sales will be recognized as revenue in the current period versus recognized ratably over multiple periods.
We have continued to build on our cloud-focused strategy with the development of our Intelligent Data Management Cloud (IDMC) platform. As a result, we are deriving an increasing portion of our revenues over time from our subscription-based offerings. For example, we are aggressively investing in our go-to-market strategies and customer success organization for our cloud- and on-premise subscription products. These go-to-market strategies and efforts may differ from those we have used for perpetual license software products, may be temporarily disruptive and result in reduced sales productivity in addition to increased costs. The market for subscription-based offerings is not as mature as the market for perpetual license products and it may not develop as anticipated. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including concerns regarding the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, on-premise software solutions, and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription-based offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription-based offerings. Also, we expect demand for our subscription-based offerings to unfavorably impact demand for certain of our other products and services, such as support services on perpetually licensed products. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. Additionally, our future success depends in part on the growth of the market for cloud data management solutions and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data management solutions and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all. We may incur costs at a higher than expected rate as our subscription business continues to expand, adversely affecting our financial performance. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings, which will have an adverse impact on our margins. If we are unable to successfully establish our subscription offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively affected.
We may not be able to successfully manage the growth of our business if we are unable to scale our operations and enhance our internal systems, processes, and controls.
We continue to experience growth in our customer base and operations, which may place a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be necessary to scale our operations and increase productivity. These additional investments will increase our costs and may adversely affect our operating margins if we are unable to sufficiently increase revenues to cover these additional costs. If we are unable to successfully scale our operations and increase productivity, we may be unable to execute our business strategies. Our business has grown in recent years, as evidenced by headcount growth in India, Japan and EMEA, through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate, which may adversely affect our cash flows and results of operations. We moved our existing data center from our corporate headquarters to an external third-party facility, and also utilize other third-party data center facilities and public cloud providers, including Amazon Web Services, Microsoft Azure and Google Cloud, to host certain of our services, systems and data. Each of our commercial agreements with AWS, Microsoft Azure and Google Cloud have 3-year terms through 2024 and will remain in effect until terminated by us or the respective counterparty. AWS may terminate the agreement for convenience by providing us at least 30 days advanced notice or for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period. Microsoft Azure may terminate the agreement without cause upon 60 days’ notice or for material breach, subject to such party providing 30 days’ notice and a 30-day cure period. Google Cloud may terminate the agreement for material breach with a 30-day cure period, if we cease operations or become subject to insolvency proceedings and the proceedings are not dismissed within 90 days, or we are in material breach more than twice notwithstanding any cure of such breaches. While we believe that we could transition among these cloud infrastructure providers or to alternative providers on commercially reasonable terms if needed, in the event any of these third-party facilities or public cloud providers become unavailable due to outages, interruptions or other unanticipated problems, or because they are no longer available on commercially reasonable terms or prices, our costs may increase and our operations may be impaired, which would adversely affect our business.
In addition, we need to continue to enhance our internal systems, processes, and controls to effectively manage our operations and growth. We are continually investing resources to upgrade and improve our internal systems, processes and controls, human resources information systems and our enterprise resource planning systems, in order to meet the growing requirements of our business, but we cannot guarantee we will do so effectively or efficiently.
Upgrades to our internal systems, processes, and controls may require us to implement incremental reconciliation or additional reporting measures to evaluate the effectiveness of such upgrade or improvement, or to adopt new processes or procedures in connection with the upgrade or improvement. We may not be able to successfully implement upgrades and improvements to our systems, processes, and controls in an efficient or timely manner, if at all, and we may discover deficiencies in existing systems, processes, and controls, which could adversely affect our business. We have licensed technology and utilized support services from various third parties to help us implement upgrades and improvements. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. The support services available for such third-party technology also may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. In addition, we use both on-premise and cloud resources, and any security or other flaws in such resources could have a negative impact on our internal systems, processes, or controls.
We may also need to realign resources from time to time to more efficiently address market or product requirements. To the extent any realignment requires changes to our internal systems, processes, and controls or organizational structure, we could experience disruption in customer relationships, increases in cost, and increased employee turnover. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to comply with U.S. and international laws.
Our business and revenue have been adversely affected and could in the future be adversely affected by the COVID-19 pandemic.
Continuing concerns over economic and business prospects in the United States and throughout the world, including the ongoing COVID-19 pandemic, have contributed to increased volatility and diminished expectations for the global economy. These factors have had a material impact on the global economy and have adversely impacted and may further impact our workforce, our operations, and the operations of our customers, which could materially adversely affect our business and financial condition. Our customers have experienced, and may continue to experience, disruptions in their operations, which have resulted in delayed, reduced, or canceled orders and requests for renegotiation or extended payment terms. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. Work-from-home and other measures we have undertaken for our global workforce have affected the way we conduct our product development, customer support, and other activities. Further, the COVID-19 pandemic may continue to impact our operations outside the United States even if local containment efforts are successful. For example, we have a significant number of research and development, customer support and general and administrative personnel located in India, which continues to be heavily impacted by the pandemic.
The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control. To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operation, and financial condition, it may also have the effect of heightening many of the other risks described in this section.

If we do not compete effectively, our revenues may not grow and could decline.
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology, which may expand the alternatives available to our current and potential customers for their data management requirements. Our competition consists of:
•hand-coded custom-built solutions developed by internal IT teams;
•point solution vendors that compete with one of our products, such as Talend and Collibra;
•cloud service providers (CSPs) with limited platform-specific capabilities in data management, such as AWS, Microsoft Azure and Google Cloud Platform; and
•stack vendors that compete across in many of our markets with data management solutions, such as IBM and Oracle.
From time to time, we compete with business intelligence and analytics vendors, such as Alteryx, that offer, or may develop, products with functionalities that compete with our products.
Certain of our competitors have substantially greater financial, technical, marketing, and other resources, greater name recognition, specialized sales or domain expertise, broader product portfolios and stronger customer relationships than we do and may be able to exert greater influence on customer purchasing decisions. New or emerging technologies, technological trends or changes in customer requirements may result in certain of our strategic partners, including CSPs, becoming potential competitors in the future. Our competitors may be able to respond more quickly than we can to new or emerging technologies, technological trends and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive. In addition, new products or enhancements of existing products that we introduce may not adequately address or respond to new or emerging technologies, technological trends or changes in customer requirements. Moreover, competition from new and emerging technologies and changes in technological trends, particularly the shift to cloud-based solutions, has increased market confusion about the benefits of our products compared to other solutions.
We expect competition to increase as other established and emerging companies enter the data management and data integration software market, as customer requirements evolve and as new products and technologies are introduced. Our ability to compete depends upon many factors both within and beyond our control, including the following:
•ability to offer a comprehensive platform with best of breed products;
•interoperability with multi-cloud, hybrid environments and applications;
•ability to embed advanced AI and machine learning in our platform;
•performance, reliability and security;
•ease of deployment and ease of use by the full breadth of data practitioners;
•elasticity and ability to quickly scale services;
•strength of cloud ecosystem partnerships;
•responsiveness to evolving customer needs and use cases;
•success of sales & marketing efforts;
•quality of customer support; and
•brand awareness and reputation.
We may have difficulty competing on the basis of price in circumstances where our competitors develop and market products with similar or superior functionality and pursue an aggressive pricing strategy. For example, some of our competitors may provide guarantees of prices and product implementation, offer data management products at no cost in order to charge a premium for additional functionality, or bundle data management products with other products at no cost to the customer or at deeply discounted prices for promotional purposes or as a long-term pricing strategy. These difficulties may increase as larger companies target the data management markets. A customer may be unwilling to pay a separate cost for our data management products if the customer has a bundled pricing arrangement with a company that offers a wider variety of products than us. As a result, increased competition, alternate pricing models and bundling strategies could seriously impede our ability to sell additional products and services on terms favorable to us.
In addition, consolidation among vendors in the software industry is continuing at a rapid pace. Our current and potential competitors may make additional strategic acquisitions, consolidate their operations, or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to provide a broader suite of software products or solutions and more effectively address the needs of our current and prospective customers. Such acquisitions could cause potential customers to defer or not proceed with purchasing our products. Our current and potential competitors may also establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. If any of this were to occur, our ability to market and sell our software products would be impaired. In addition, competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations, and financial condition.
Furthermore, during periods of U.S. or global economic uncertainty, our customers’ capital spending may be significantly reduced. As a result, there is significantly increased competition for the allocation of IT budget dollars, and other IT implementations may take priority over the use of our products and services.
If we are unable to successfully respond to technological advances and evolving industry standards, we could experience a reduction in our future product sales, which would cause our revenues to decline.
The market for our products is characterized by continuing technological development, the emergence of new technologies, evolving industry standards, changing customer needs, and frequent new product introductions and enhancements. The introduction of products by our competitors or others incorporating new technologies, the emergence of new industry standards, or changes in customer requirements could render our existing products obsolete, unmarketable, or less competitive. In addition, industry-wide adoption or increased use of hand-coding, open source standards or other uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Furthermore, the standards on which we choose to develop new products or enhancements may not allow us to compete effectively for business opportunities.
Our success depends upon our ability to enhance existing products, to respond to changing customer requirements, and to develop and introduce new products in a timely manner that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of our products and purchase those of our competitors instead. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance.
Our current research and development efforts, including the introduction of new products, the integration of acquired products, and the enhancement of existing products, may not be successful or result in significant revenue, cost savings or other benefits in the near future, if at all.
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data management software and services, especially for broader data management initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data management needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in August 2020, we acquired GreenBay Technologies, a provider of advanced AI/ML (artificial intelligence and machine learning) solutions that complement our CLAIRE-powered Intelligent Cloud Data Management platform, and in July 2020, we acquired Compact Solutions, a provider of advanced metadata connectivity tools. We intend to continue our investments to develop and introduce new products and product enhancements.
The introduction of new products, integration of acquired products and enhancement of existing products is a complex and costly process involving inherent risks, such as:
•the failure to accurately anticipate the impact of new and emerging technologies or changes in technological trends;
•the failure to accurately anticipate changes in customer requirements and preferences;
•delays in completion, launch, delivery, or availability;
•delays in customer adoption or market acceptance;
•delays in customer purchases in anticipation of products not yet released;
•product quality issues, including the possibility of defects and the costs of remediating any such defects;
•market confusion based on changes to the product packaging and pricing as a result of a new product release;
•market confusion based on the introduction of new and emerging technologies by us and our competitors or changes in technological trends, particularly the shift to cloud-based solutions;
•interoperability and integration issues between our existing products and newly acquired products or technologies, and the costs of remediating any such issues;
•interoperability and integration issues with third-party technologies and the costs of remediating any such issues;
•customer issues with migrating or upgrading from previous product versions and the costs of remediating any such issues;
•bugs, errors, or other defects or deficiencies in the early stages of introduction;
•loss of existing customers that choose a competitor’s product instead of upgrading or migrating to the new or enhanced product; and
•loss of maintenance revenues from existing customers that do not upgrade or migrate.
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $186.9 million and $168.8 million of research and development expense during the nine months ended September 30, 2021 and 2020, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and aggressively investing in our go-to-market strategies for our newer products.
Additionally, we have in the past experienced bugs, errors, or other defects or deficiencies in new products, including cloud products, and product updates and may have similar experiences in the future. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
The loss of our key personnel, an increase in our sales force personnel turnover rate or decrease in sales force productivity, or the inability to attract and retain additional personnel could adversely affect our ability to grow our company successfully and may negatively impact our results of operations.
We believe our ability to attract and retain highly skilled personnel and key members of our management team is critical to our long-term success. Historically, there has been a significant level of competition to attract these individuals, and we have experienced significant changes in our senior management team. As new senior personnel join our company and become familiar with our business strategy and systems, or as existing senior personnel assume new roles within the company, their integration or transition could result in disruption to our ongoing operations.
The market for talent has become increasingly competitive and hiring has become more difficult and costly, and our personnel-related costs are likely to increase as we compete to attract and retain employees. Our employees are increasingly becoming more attractive to other companies. Certain of our competitors have greater financial and other resources than us for attracting experienced personnel. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel, in particular, new sales personnel. In addition, we have significantly expanded our subscription sales force and increased sales specialist staffing and marketing efforts around our newer products. Continued leadership transitions in our worldwide sales, marketing and field operations may adversely affect our ability to manage and grow our business. As we continue to implement further changes to our worldwide sales, marketing and field operations organizations, including the implementation of more rigorous sales planning and process measures and continued investment in sales specialists and domain experts, we may experience increased sales force turnover and additional disruption to our ongoing operations, and we may not experience the increases in sales force productivity that we anticipate. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience an increase in the level of turnover, our results of operations may be negatively affected.
We continue to be substantially dependent on our sales force to obtain new customers and to drive additional usage and sales among our existing customers. We believe that there is significant competition for sales personnel, including enterprise sales representatives and sales engineers, with the skills and technical knowledge that we require. In particular, there is significant demand for sales engineers with data management and cloud-based software expertise. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Further, from time to time, we have experienced an increased level of turnover in our direct sales force, particularly in the first quarter of a year. Such increase in the turnover rate affects our ability to generate software revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of approximately nine months. We continue to invest in training for our sales personnel, including updates to cover new, acquired, or enhanced products, as we broaden our product platform. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, particularly sales specialists or domain experts, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate license revenues from both new and existing customers and our growth rate may be negatively affected.
We currently do not have any key-man life insurance relating to our key personnel, and the employment of key personnel in the United States is generally at will and not subject to employment contracts.

We have relied on our ability to grant equity awards as one mechanism for recruiting and retaining highly skilled talent. If we are unable to grant such awards, we may not be able to attract and retain outstanding and highly skilled individuals in the extremely competitive labor markets in which we compete. Additionally, the liquidity available to our employee security holders following the IPO could make it more difficult to retain employees who are fully vested in their equity awards.
We may experience fluctuations in our quarterly or annual operating results, especially in the amount of on-premise subscription license and other license revenues we recognize.
Our quarterly and annual operating results, particularly the upfront portion of revenue from our on-premise subscription license (i.e., term license) perpetual license revenues, have fluctuated in the past and may do so in the future. Our on-premise products, predominantly sold under a subscription-based license and to a lesser extent sold on a perpetual license basis, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic and geopolitical uncertainty may also cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. We generally recognize a substantial portion of our on-premise product license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter.
Moreover, the expansion of our product portfolio through the introduction of new products and enhancements has increased the complexity of our transactions and this may increase the length of our sales cycles and reduce the predictability of the timing and the amount of future sales.
Due to the difficulty we experience in predicting our quarterly license revenues, we believe that period-to-period comparisons of our operating results are not necessarily a good indication of our future performance.
In addition, a number of the other factors discussed in this section may cause fluctuations in our quarterly or annual operating results. As a result, our future operating results or forecasts of future operating results could fail to meet the expectations of investors, which could cause our stock price to decline.
Market adoption of cloud-based data management solutions may not grow as we expect, which may harm our business, financial condition and results of operations.
The market for cloud-based data management solutions is not as mature as the market for on-premise products, and it may not develop as anticipated. In addition, market acceptance of cloud-based solutions may be affected by a variety of factors, including concerns regarding the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, on-premise software solutions and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions. If our cloud-based solutions do not achieve widespread adoption or the market for cloud-based data management solutions generally does not evolve as expected, it could result in reduced customer purchases, reduced renewal rates and decreased revenue, any of which will adversely affect our business, financial condition and results of operations.
If we are unable to accurately forecast sales and trends in our business, we may fail to meet expectations.
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential sales of our products and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative. Our pipeline estimates may not correlate to revenues in a particular quarter or over a longer period of time, particularly in a weak or uncertain global macroeconomic environment, such as that experienced during the COVID-19 pandemic. In addition, our pipeline estimates can prove to be unreliable in a particular quarter or over a longer period of time, in part because both the “conversion rate” of the pipeline into actual sales and the quality and timing of pipeline generation can be very difficult to estimate.
The conversion of the sales pipeline into actual license or subscription sales may also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver on these contracts in a timely manner. Because we have historically converted a substantial portion of our pipeline into sales in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the pipeline conversion rate. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues following acquisition. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations.
A reduction in our sales pipeline and pipeline conversion rate could adversely affect the growth of our company.
In the past and recently, we have experienced a reduced conversion rate of our overall pipeline, primarily as a result of general economic slowdowns and general macroeconomic uncertainty due in part to the COVID-19 pandemic, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased as a result of our additional investments in sales personnel and a gradually improving IT spending environment, they are not consistent on a quarter-to-quarter basis. The recent global economic recession and continued macroeconomic uncertainty has had and will continue to have an adverse effect on our pipeline conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of investors, which could cause our stock price to decline.
We have expanded our international operations and opened sales offices in other countries. We have experienced and may continue to experience various leadership transitions in our worldwide sales organization.
We have also continued to make investments in our sales specialists and domain experts and to implement strategic changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. For example, in 2020, we shifted our go-to-market strategy within certain countries in APAC and Europe, reducing our direct sales headcount to align with local channel partners for distribution. As a result of our international expansion and these changes, as well as the increase in our direct sales headcount in the United States, we have invested heavily in our sales and marketing functions. We recognized $337.7 million and $324.5 million of sales and marketing expense during the nine months ended September 30, 2021 and 2020, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty and challenging global economic conditions, such as those experienced due to the ongoing COVID-19 pandemic, can adversely affect the buying patterns of our customers and prospective customers, including the size of transactions, and lengthen our sales cycle. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time.

These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data management initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. In addition, the purchase of our products may be delayed, or our sales cycle may become more complex, due to potential conflicts in our sales channels and sales processes if we increasingly sell our subscription-based offerings together with our perpetual license-based products or to accounts that have pre-existing perpetual license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to twelve months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of our products, including:
•changes in our customers’ budgetary constraints and internal acceptance review procedures;
•the timing of our customers’ budget cycles;
•the seasonality of technology purchases, which historically has resulted in stronger sales of our products in the fourth quarter of the year, especially when compared to lighter sales in the first quarter of the year;
•our customers’ concerns about the introduction of our products;
•our customers’ concerns about managing a combination of perpetual license-based products and subscription-based products;
•our customers’ concerns about migrating pre-existing perpetual license-based products to our cloud offerings;
•market confusion over the introduction of new or emerging technologies by us or our competitors or changes in technological trends, particularly the shift to cloud-based solutions; or
•potential downturns in general economic or political conditions or potential tightening of credit markets that could occur during the sales cycle.
If our sales cycles lengthen unexpectedly, they could adversely affect the timing of our revenues or increase costs which may independently cause fluctuations in our revenues and results of operations. Finally, if we are unsuccessful in closing sales of our products after spending significant funds and management resources, our operating margins and results of operations could be adversely impacted.
The sales prices of our products may decrease, which may reduce our gross profits and adversely affect our financial results.
The sales prices for our subscription offerings and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of subscription offerings, on-premise offerings and professional services and their respective margins, anticipation of the introduction of new subscription offerings or professional services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. We cannot guarantee that we will be successful in developing and introducing new subscription offerings with enhanced functionality on a timely basis, or that any such new subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
We rely on our relationships with our strategic partners. If we do not establish, maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected.
We believe that our ability to increase the sales of our products depends in part upon establishing, maintaining and strengthening relationships with our current strategic partners and any future strategic partners.

In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as hyperscaler cloud partners, cloud data platforms, systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise information integration vendors, for the promotion and implementation of our products. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to establish relationships with new strategic partners, including those that may differ from the types of strategic partners we currently have. We may not be able to successfully establish such relationships, which may adversely affect the market acceptance of our products. In addition, given our limited history with our newer strategic partners, we cannot be certain these relationships will result in significant increases in sales of our products, particularly our newer products.
Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors’ products. Also, new or emerging technologies, technological trends or changes in customer requirements may result in certain of our strategic partners becoming potential competitors in the future. In addition, from time to time our strategic partners have acquired, and will likely continue to acquire, competitors of ours. Such consolidation makes it critical that we continue to develop, maintain and strengthen our relationships with other strategic partners. We may not be able to strengthen such relationships and successfully generate additional revenue.
Our Ready Partner Program agreements with our strategic partners typically have a duration of one year, and generally may be terminated for any reason by either party with advance notice prior to each renewal date. It should be noted that in some jurisdictions, even with a right to termination for convenience, partners may be entitled to compensation upon termination, depending on local law, their level of investment and the notice period given. We cannot assure you that we will retain these strategic partners or that we will be able to secure additional or replacement strategic partners. The loss of one or more of our significant strategic partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, many of our new strategic partners require extensive training and may take several months or more to achieve productivity. Our strategic partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our strategic partners misrepresents the functionality of our offerings to customers or violates laws or our or their corporate policies. If our strategic partners are unsuccessful in fulfilling the orders for our offerings, or if we are unable to enter into arrangements with and retain high quality strategic partners, our ability to sell our offerings and results of operations could be harmed.
In addition, we may not be able to maintain strategic partnerships or attract sufficient additional strategic partners who have the ability to market our products effectively, are qualified to provide timely and cost-effective customer support and service, or have the technical expertise and personnel resources necessary to implement our products for our customers. In particular, if our strategic partners do not devote sufficient resources to implement our products, we may incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers in a timely manner.
Furthermore, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships. If we are unable to leverage the strength of our strategic partnerships to generate additional revenues, our revenues could decline.
Delivering certain of our products via the cloud increases our expenses and may pose other challenges to our business.
We offer and sell our products via both the cloud and on-premise using the customer’s own infrastructure. Our cloud solutions enable quick setup and subscription pricing. Historically, our products were developed in the context of the on-premise offering, and we have less operating experience offering and selling our products via our cloud offering. Although a majority of our subscription revenue is currently generated from customers using our on-premise products, we believe that over time more customers will move to the cloud offering. As more of our customers transition to the cloud, we may be subject to additional contractual obligations with respect to privacy and data protection, service level agreements, as well as competitive pressures and higher operating costs, any of which may harm our business. We are directing a significant portion of our financial and operating resources to implement a robust cloud offering for our products, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our cloud offering competitively, and our business, results of operations and financial condition could be harmed. If our cloud offering does not develop as quickly as we expect, or if we are unable to continue to scale our systems to meet the requirements of a large cloud offering, our business may be harmed.
We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time due to a number of factors, including the mix of our perpetual license products and related support services, on premise subscription products, cloud products, and professional services revenue. Due to the differing revenue recognition policies applicable to our perpetual licenses, on premise subscriptions and cloud products, shifts in our business mix from quarter-to-quarter or period-to-period could produce substantial variation in revenue recognized. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower-margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability, unpredictability and varying revenue recognition methods could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could decline significantly.
We have a history of losses and may not be able to achieve profitability on a consistent basis. If we cannot achieve profitability, our business, financial condition, and results of operations may suffer.
We have incurred net losses since we were taken private in a 2015 transaction led by our Sponsors (the 2015 Privatization Transaction) as a result of recording $3.1 billion in acquired technology and intangible assets. We generated net losses of $135.1 million and $33.6 million during the nine months ended September 30, 2020 and 2021, respectively. As a result, we had an accumulated deficit of $1,063.2 million as of September 30, 2021. In addition, we anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
Our ability to increase sales of our offerings is highly dependent on the quality of our customer support, and our failure to offer high quality support would have an adverse effect on our business, reputation and results of operations.
After our products are deployed within our customers’ IT environments, our customers depend on our maintenance and support services to resolve issues relating to our products, as well as our professional services, consisting of consulting and education services. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our products, our ability to sell additional subscriptions to existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with potential customers could be damaged. Many larger enterprise and government entity customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these enterprise customers, it may be more difficult to grow sales with them.
Additionally, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings, will be adversely affected. Our failure to provide and maintain high-

quality support services would have an adverse effect on our business, financial condition, and results of operations.
Products sold as a subscription may increase the difficulty of evaluating the performance of our business during a particular period.
We recognize a portion of our total subscription revenue ratably over the term of the subscription agreements, which are typically one to three years in length. As a result, the subscription revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in subscription agreements in any one quarter may not significantly affect, if at all, our results in that quarter but could result in a reduction of revenue recognized in future quarters. We may not be able to adjust our cost structure in response to changes in revenue. Accordingly, the effect of significant downturns in sales of products sold as a subscription may not be fully reflected in our results of operations until future periods. Also, since revenue from customers is recognized, in part, over the term of their subscription, it is difficult for us to rapidly increase revenue through additional sales in any period. The timing of such revenue recognition may make it more difficult to forecast sales and trends in our business, particularly changes in revenue, and could have a potentially negative impact on our financial performance. By contrast, a significant majority of our costs are expensed as incurred, including hosting costs which are incurred as soon as a customer starts using our cloud products. As a result, an increase in customers could result in our recognition of more costs than revenue in the earlier portion of the subscription contract term.
Furthermore, our customers have no obligation to renew their subscription agreement after the expiration of their then current subscription period, and in fact, some former customers have elected not to renew. As a result, we may not be able to accurately predict future renewal rates, and our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including lack of satisfaction with our subscription-based offerings, the prices of our subscription-based offerings and being uncompetitive with the prices offered by competitors, perceived information security risks associated with our systems, reductions in customers’ spending levels, a competitor’s product being perceived as better than our product, and general economic conditions. If our customers do not renew their subscriptions, or if they renew on less favorable terms, our revenue may decline.
Acquisitions present many risks, which could adversely affect our business, operating results and financial condition.
From time to time, we evaluate potential acquisitions in complementary businesses, products, or technologies. For example, in August 2020, we acquired GreenBay Technologies, a provider of advanced AI/ML solutions that complement our CLAIRE-powered Intelligent Cloud Data Management platform, and in July 2020, we acquired Compact Solutions, a provider of advanced metadata connectivity tools.
Acquisitions involve a number of risks, including:
•the failure to capture the value of the business we acquired, including the loss of any key personnel, customers and business relationships, including strategic partnerships, or the failure of the transaction to advance our business strategy as anticipated;
•the difficulties in and costs associated with successfully integrating or incorporating the acquired company’s products, technologies, services, employees, customers, partners, business operations and administrative systems with ours, particularly when the acquired company operates in international jurisdictions;
•the disruption of our ongoing business and the diversion of management’s attention by transition or integration issues;
•any difficulties in consolidating the acquired company’s financial results with ours, in particular as a result of different accounting principles or financial reporting standards, and the adverse consequences to us of any delay in obtaining the necessary financial information for such consolidation, any unanticipated change in financial information previously reported to us, or the impact the acquired company’s financial performance has on our financial performance as a result of such consolidation;

•the failure to accurately predict how the acquired company’s pipeline will convert into sales or revenues following the acquisition, as conversion rates post-acquisition may be quite different from the acquired company’s historical conversion rates and can be affected by changes in business practices that we implement;
•any inability to generate revenue from the acquired company’s products in an amount sufficient to offset the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to the acquired company’s installed customer base or the acquired company’s products to our installed customer base; and
•the failure to adequately identify or assess significant problems, liabilities or other issues, including issues with the acquired company’s technology or intellectual property, product quality, data security, privacy practices, accounting practices, employees, customers or partners, regulatory compliance, or legal or financial contingencies, particularly when the acquired company operates in international jurisdictions.
We may not be successful in overcoming these risks or any other problems encountered in connection with our acquisitions. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected.
In addition, the consideration paid in connection with an acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition.
In addition, acquisitions may result in our incurring additional taxes, unforeseen or higher than expected costs, debt, material one-time write-offs, or purchase accounting adjustments including the write-down of deferred revenue and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as incurring expenses that may impact operating results.
Any significant defect, error or performance failure in our software or services could cause us to lose revenue and expose us to product or other liability claims.
The software and services we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, errors or performance failures could cause damage to our reputation, data or privacy breaches, loss of customers or revenue, product returns, order cancellations, service terminations, or lack of market acceptance of our software and services. As the use of our software and services, including software or services recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software or services fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software or services to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems.
Our license and subscription agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims or liability for data loss or security or privacy breaches. However, the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future national, federal, state, or local laws or ordinances or unfavorable judicial decisions. Those limitation of liability provisions may also not be sufficient to protect against material losses, if several different customers experienced data or privacy breaches related to the use of our software or services in the same year. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against product liability may not be adequate to cover a potential claim.

If our products are unable to interoperate with database connectors developed and maintained by third parties that are not within our control, our ability to develop and sell our products to our customers could be adversely affected, which would result in harm to our business and operating results.
Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained database connectors, including hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties to provide us with access to these technologies so that we can properly test and develop our products to interoperate with these third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. In addition, these third parties may decide to design or develop their technologies in a manner that would not be interoperable with our own. The continued consolidation in the enterprise software market may heighten these risks. Furthermore, our expanding product line, including our combination of products delivered on a comprehensive, unified and open data management platform makes maintaining interoperability more difficult as various products may have different levels of interoperability and compatibility, which may change from version to version. If any of the situations described above were to occur, we would not be able to continue to market our products as interoperable with such third-party database connectors, which could adversely affect our ability to successfully sell our products to our customers.
If our products and services do not achieve and/or maintain broad market acceptance, our revenues and revenue growth rate may be adversely affected.
Historically, a significant portion of our revenues have been derived from sales of our traditional data management products, such as PowerCenter and PowerExchange, and related services. We expect sales of our traditional data management products and services to continue to comprise a significant portion of our revenues for the foreseeable future. If these products and services do not maintain market acceptance, our revenues may decrease.
In addition to our traditional data management and data quality products, we have expanded our platform to include products and services in the emerging market for broader data management initiatives, such as cloud data integration, cloud application integration, cloud data quality and governance, enterprise data catalog (EDC), master data management (MDM), customer data platform (CDP), enterprise integration platform as a service (iPaaS), and data privacy management, among others. The market for our broader data management products and services remains relatively new and continues to change, and efforts to expand beyond our traditional data management products may not succeed and may not result in significant revenue. For example, we announced that we are increasing our investments to develop new products that continue to expand our offerings beyond our traditional data management products.
Our newer products may not achieve market acceptance if our customers or prospective customers:
•do not fully value the benefits of using our products;
•do not achieve favorable results using our products;
•use their budgets for other products that have priority over our products;
•defer or decrease product purchases due to macroeconomic uncertainty or global economic conditions;
•experience technical difficulties in implementing our products; or
•use alternative methods to solve the problems addressed by our products.
Market acceptance of our products may also be affected if, among other things, competition substantially increases in the data management market or transactional applications suppliers integrate their products to such a degree that the utility of the functionality that our products and services provide is minimized or rendered unnecessary. Market acceptance of our products may also be affected by customer confusion surrounding the introduction of new and emerging technologies by us and our competitors or changes in technological trends, particularly the shift to cloud-based solutions, and confusion about the benefits of our products compared to other solutions. In addition, in order to enable our sales personnel and our external distribution channels to sell these newer products effectively, we have continued to invest resources and incur additional costs in training programs on new product functionalities, key differentiators, and key business values. If these newer products do not achieve market acceptance, our revenues could be adversely affected and our revenue growth rate and profitability could decline.
If we are not able to maintain and enhance our brand, our business and results of operations may be adversely affected.
We believe that the brand identities that we have developed have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brands is important to expanding our customer base and attracting talented employees. In order to maintain and enhance our brands, we may be required to make further investments that may not be successful. Maintaining our brands will depend in part on our ability to remain a leader in data integration and management technology, our ability to preserve our independence and neutrality, and our ability to continue to provide high-quality offerings and customer service. In addition, we could be the subject of a negative social media campaign beyond our control that could adversely affect the perception of our brand. If we fail to promote and maintain our brands, or if we incur excessive costs in doing so, our business, financial condition, results of operations and cash flows may be harmed.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and entrepreneurial spirit we have worked to foster, which could harm our business.
We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue our hiring as we expand. If we do not maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit that we believe we need to support our growth and to maintain our leadership position in the data management market. Moreover, many of our existing employees with exercisable options or other equity awards may be able to receive significant proceeds from sales of shares our Class A common stock, which could lead to employee attrition and disparities of wealth among our employees that adversely affects relations among employees and our culture in general.

We rely on a number of different distribution channels to sell and market our products. Any conflicts that we may experience within these various distribution channels could result in confusion for our customers and decrease in revenue and operating margins.

We have a number of relationships with resellers, system integrators, and distributors that assist us in obtaining broad market coverage for our products and services. Although our discount policies, sales commission structure, and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts, we may not be able to minimize these channel conflicts in the future. Any channel conflicts that we may experience could result in confusion for our customers and decrease in revenue and operating margins.

The seasonality of our business can create variance in our quarterly bookings, subscription revenue and cash flows from operations.
Demand for our software products and services are generally highest in the fourth quarter and lowest in the first quarter of each year. We believe that this seasonality results from a number of factors, including companies using their IT budget at the end of the calendar year resulting in higher sales activity in the quarter ending December 31. The seasonality of our business may cause continued or increased fluctuations in our results of operations and cash flows, which may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause a decline in the trading price of our Class A common stock.
Our future quarterly or annual results may fluctuate significantly, which could adversely affect the market price of our Class A common stock.
Our results of operations, including the levels of our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter-to-quarter and year-to-year in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter or period should not be relied upon as indicative of future performance. Our quarterly or annual financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Because the timing and amount of our revenue is difficult to forecast and because our operating costs and expenses are relatively fixed in the short term, if our revenue does not meet our expectations, we are unlikely to be able to adjust our spending to levels commensurate with our revenue. As a result, the effect of revenue shortfalls on our results of operations may be more accentuated, and these and other fluctuations in quarterly results may negatively affect the market price of our Class A common stock. Among the factors that may cause fluctuations in our quarterly financial results are those listed below:
•our ability to attract and retain new customers;
•the addition or loss of enterprise customers;
•our ability to successfully expand our business domestically and internationally;
•our ability to gain new channel partners and retain existing channel partners;
•fluctuations in the growth rate of the overall market that our solution addresses;
•fluctuations in the mix of our revenue;
•the unpredictability of the timing of our receipt of orders for perpetual licenses and on-premise subscriptions-based licenses, the revenue for which we typically recognize the majority upfront;
•the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;
•network outages or performance degradation of our cloud service;
•information security breaches;
•general economic, industry and market conditions;
•decreases in customer renewal rates;
•increases or decreases in the number of elements of our subscription offerings or pricing changes upon any renewals of customer agreements;
•changes in our pricing policies or those of our competitors;
•the budgeting cycles and purchasing practices of customers;
•decisions by potential customers to purchase alternative solutions from larger, more established vendors, including from their primary software vendors;
•decisions by potential customers to develop in-house solutions as alternatives to our platform;
•insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our software and services;
•delays in our ability to fulfill our customers’ orders;
•seasonal variations in sales of our solution;
•the cost and potential outcomes of future litigation or other disputes;
•future accounting pronouncements or changes in our accounting policies;
•our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•fluctuations in stock-based compensation expense;
•fluctuations in foreign currency exchange rates;

•the timing and success of new products and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•other risk factors described in this Report.
Our investment policy will allow an investment portfolio that may be subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates, which may result in impairment or loss of value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio, which consists primarily of bank accounts, short-term time deposits, and money market funds. As a public company, our investment policy will allow us to invest in other instruments such as certificates of deposit, commercial paper, corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds. Although we will follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline. We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition.
In addition, from time to time we make strategic investments in private companies. Our strategic investments in private companies are subject to risk of loss of investment capital. Some of these investments may have been made to further our strategic objectives and support our key business initiatives. Our strategic investments in private companies are inherently risky because the markets for the technologies they have under development are typically in the early stages and may never materialize. We could lose the value of our entire investment in these companies.
If our solutions fail to help our customers achieve and maintain compliance with regulations and industry standards, our revenues and operating results could be harmed.
We generate a portion of our revenues from solutions that enable organizations to achieve and maintain compliance with regulations and industry standards. For example, many of our customers subscribe to our security and compliance solutions to help them comply with general security standards, such as those developed and maintained by the U.S. National Institute of Standards and Technology (NIST), and with industry-specific security standards such as the HIPAA Security Rule, which applies to entities that need to protect electronic protected health information. Standard setting agencies and industry organizations like the Institute of Electrical and Electronics Engineers (IEEE) may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could impact the demand for or value of our solutions.
If we are unable to adapt our solutions to changing regulatory standards in a timely manner, or if our solutions fail to assist with or expedite our customers’ compliance initiatives, our customers may lose confidence in our solutions and could switch to products offered by our competitors. In addition, if regulations and standards related to data security, vulnerability management and other IT security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our solutions. In any of these cases, our revenues and operating results could be harmed.

Risks Related to Regulation
Our effective tax rate is difficult to project, and changes in such tax rate or adverse results of tax examinations could adversely affect our operating results.
Based on our corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. We are a United States-based multinational company subject to tax in multiple United States and foreign tax jurisdictions. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix of income shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In the United States, legislation commonly referred to as the Tax Cuts and Jobs Act introduced a number of changes to U.S. federal income tax laws, the impact of which is uncertain. In addition, the authorities in the jurisdictions in which we operate could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
The process of determining our anticipated tax liabilities involves many calculations and estimates that are inherently complex and make the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the outcomes of audits with tax authorities and the positions that we will take on tax returns prior to actually preparing the returns. We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not more likely than not based on our estimation of future taxable income and other factors in each jurisdiction.
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, and changes in applicable tax laws and accounting pronouncements. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
We are under examination by various taxing authorities covering the past several years. We may receive additional assessments from domestic and foreign tax authorities that might exceed amounts reserved by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition, or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses, and net income in the period or periods when that determination is made.
Our failure to protect personal information adequately could have a significant adverse effect on our business.
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations include the European General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act, or CCPA, and are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.
We have implemented and maintain security measures intended to protect personally identifiable information, and we require our service providers to implement and maintain such security measures as well. However, our security measures and those of our service providers remain vulnerable to various threats posed by hackers and criminals and by internal errors. If our security measures are overcome and any personally identifiable information that we collect or store with respect to our cloud-based solutions becomes subject to unauthorized access, we may be required to comply with costly and burdensome breach notification obligations. We may also be subject to investigations, enforcement actions and private lawsuits. For example, the CCPA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private action, settlements, and other consequences. In addition, any data security incident is likely to generate negative publicity and have a significant negative effect on our business.
In connection with the operation of our business, we may collect, store, transfer and otherwise process certain personal data and personally identifiable information. As a result, our business is subject to a variety of government and industry regulations, as well as other obligations, related to privacy, data protection and information security.
Privacy, data protection and information security have become significant issues in various jurisdictions where we offer our products. The regulatory frameworks for privacy, data protection and information security issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. Industry organizations also regularly adopt and advocate for new standards in these areas. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
In the United States, we may be subject to investigation and/or enforcement actions brought by federal agencies and state attorneys general and consumer protection agencies. We publicly post policies and other documentation regarding our practices concerning the processing, use and disclosure of personally identifiable information. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
Internationally, virtually every jurisdiction in which we operate has established its own data security, privacy and data protection legal frameworks with which we or our customers must comply. Within the European Union, the GDPR became fully effective in May 2018 and applies to the processing (which includes the collection and use) of certain personal data. As compared to previously effective data protection law in the European Union, the GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the EEA, in particular as a result of continued legal and legislative activity within the European Union that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data. For example, in July 2020 the European Court of Justice invalidated the EU-US Privacy Shield framework, which provided a mechanism for the transfer of data from European Union member states to the United States, on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. We certified compliance with the Privacy-Shield Framework and Principles and relied, in part, on Privacy-Shield as one of its mechanisms for transferring data to the United States. The European Court has also advised that Standard Contractual Clauses (another transfer mechanism) were not alone sufficient to protect data transferred to the United States. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-US data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Further, on June 4, 2021, the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision effective June 27, 2021. Under the Implementing Decision, we will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of shifting business sentiment in the EEA regarding international data transfers and the data protection obligations imposed on them. We may find it necessary to establish systems to maintain personal data originating from the EEA in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. We and our customers may face a risk of enforcement actions taken by European data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law.
Additionally, Brexit has created additional uncertainty with regard to the regulation of data protection in the United Kingdom, or the UK. The UK implemented the Data Protection Act that contains provisions, including its own derogations, for how GDPR is applied in the UK. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the UK and the EU remains uncertain.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act and state laws relating to privacy and data security, including the CCPA, that, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA became effective on January 1, 2020, and has been amended on multiple occasions, as recently as March 15, 2021. Certain aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act, or CPRA, was recently approved by California voters in connection with the election on November 3, 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA and CPRA have also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. More generally, the various privacy and data security legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our applications or platform. We may need to take additional measures to comply with the changes in our legal obligations and to maintain and improve our information security posture in an effort to avoid information security incidents or breaches affecting personal information or other sensitive or proprietary data. Changing definitions of personal information and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement actions against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, or PCI DSS, which relates to the processing of payment card information. In the event we are required to comply with the PCI DSS but fail to do so, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws, regulations, and other obligations concerning privacy, data protection and information security, which could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our offerings, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
Because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with industry standards, are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products, and we could face fines, lawsuits, regulatory investigations and other claims and penalties, and we could be required to fundamentally change our products or our business practices, which could have an adverse effect on our business. Any inability to adequately address privacy, data protection and data security concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy, data protection and information security laws, regulations and other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and countries outside of the United States. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be harmed.

As our business expands, we are subject to increasingly complex regulatory and compliance obligations and differing business practices, both foreign and domestic, which may strain our resources and divert management’s attention.
During the past few years, our organizational structure has increased in complexity due to compliance with financial reporting obligations, tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements, including compliance with the rules and regulations related to anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act. or FCPA, and the UK Bribery Act of 2010, or UK Bribery Act. In addition, new or changing rules and regulations, including those relating to corporate governance, securities laws and public disclosure, often create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These practices may evolve over time upon new guidance from regulatory or governing bodies, resulting in continued uncertainty regarding compliance and higher costs to adopt or modify our practices accordingly. Also, as we expand internationally, we become subject to the various rules and regulations of foreign jurisdictions. If we are unable to effectively comply with the rules and regulations applicable to us, particularly those relating to financial reporting, investors may lose confidence in our ability to manage our compliance obligations. Furthermore, we continue to develop our cloud products and services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. These new cloud products and services may expose us to higher regulation than our traditional on-premise products and services, particularly with respect to privacy and data security. Privacy laws are changing and evolving globally, and many countries have more stringent data protection laws than those in the United States. As a result, new cloud products and services may increase our liability exposure, compliance requirements and costs associated with privacy and data security issues. Our efforts to comply with all of these requirements may result in an increase in expenses and a diversion of management’s time and attention from other business activities. If our efforts to comply differ from those intended by regulatory or governing bodies, such authorities may initiate proceedings against us and our business may be harmed.
Further, we maintain a presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. We provide business practices training to our sales teams. Overall, the combination of increased structural complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent employees in the United States and internationally.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
Our software may be subject to U.S. export control laws and regulations including the Export Administration Regulations, or EAR, and trade and economic sanctions maintained by the Office of Foreign Assets Control, or OFAC. As such, an export license may be required to export or reexport our products to certain countries, end-users and end-uses. Because we incorporate encryption functionality into our products, we also are subject to certain U.S. export control laws that apply to encryption items. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets could adversely affect our business, financial condition and operating results.
If we fail to establish or maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our Class A common stock may, therefore, be adversely affected.
As a public company in the United States, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 at the time of our second annual report filing. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with these obligations. This process is time-consuming, costly, and complicated. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our second annual report following our initial public offering. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Changes in existing financial accounting standards or practices may adversely affect our results of operations.
We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, measurement of stock-based compensation expense, accounting for intangible assets, assessing indicators of potential goodwill impairment, and accounting for income taxes including deferred tax assets and liabilities.

The IRS or other taxing authorities could seek to recharacterize the Restructuring Transactions.
The Restructuring Transactions were intended to simplify our organizational structure in connection with our IPO. There can be no assurance that the IRS or other taxing authorities in the United States, Europe and Asia will not seek to recharacterize or reorder the Restructuring Transactions or to assert a claim for withholding or other taxes in connection with the Restructuring Transactions, which if successful, could result in tax liabilities to us or our subsidiaries and/or impact our operations in the future.
Risks Related to Our International Operations
Our operations outside of our North American region expose us to increased risks that could limit our future growth.
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 32% and 33% of our revenue from outside our North America region during the nine months ended September 30, 2020 and 2021, respectively. Our international operations are subject to numerous risks, including:
•general economic and political conditions in these foreign markets;
•fluctuations in exchange rates between the U.S. dollar and foreign currencies;
•slower or impaired collections on accounts receivable;
•increased operating costs, particularly in EMEA and India, and wage inflation, particularly in India and Brazil;
•greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;
•higher risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;
•greater risk of a failure of our employees to comply with both U.S. and foreign laws, including the EU General Data Protection Regulation antitrust regulations, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act of 2010, and any trade regulations ensuring fair trade practices;
•potential changes in laws, regulations and costs affecting our UK operations and local employees due to Brexit;
•increased expenses, delays and our limited experience in developing, testing and marketing localized versions of our products;
•increased competition from companies in the industry segments that we target or other vendors of data management software products that are more established in a particular region than us;
•potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence, or the inability to enter into or maintain strategic distributor relationships with companies in certain international markets where we do not have a local presence;
•our limited experience in establishing a sales, marketing and support presence and the appropriate internal systems, processes, and controls;
•difficulties in recruiting, training, managing, and retaining our international staff, particularly our international sales management and sales personnel, which have adversely affected our ability to increase sales productivity, and the costs and expenses associated with such activities;
•differing business practices, which may require us to enter into software license agreements that include non-standard terms related to payment, maintenance rates, warranties, or performance obligations that may affect our ability to recognize revenue ratably; and
•communication delays between our main development and support center in California and our international development and support centers, which may delay the development, testing, release or support of new and existing products, and communication delays between our U.S. headquarters and our shared services center in India.

These factors and other factors could harm our ability to grow international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.
Continued uncertainty in the U.S. and global economies, particularly Europe, along with uncertain geopolitical conditions, could negatively affect sales of our products and services and could harm our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical conditions, have resulted in extreme volatility in credit, equity, and foreign currency markets. These conditions have also adversely affected the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles, and have adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. If macroeconomic or geopolitical conditions deteriorate or if the pace of recovery slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in the European credit, equity and foreign currency markets or geopolitical conditions could cause delays in or cancellations of European orders. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
We may experience fluctuations in foreign currency exchange rates that could adversely impact our results of operations.
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates may negatively affect our revenues in the near term. As our international operations grow, if fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and income. In particular, these unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,400 employees as of September 30, 2021.
If we are not successful in sustaining and expanding our international business, we may incur additional losses and our revenue growth could be harmed.
Our future results depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We depend on direct sales and our channel partner relationships to sell our offerings in international markets. Our ability to expand internationally will depend upon our ability to deliver functionality and foreign language translations that reflect the needs of the international clients that we target. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through other partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets.
Sustaining and expanding our international business will also require significant attention from our management and will require us to add additional management and other resources in these new markets. Our ability to expand our business, attract talented employees and enter into partnerships in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, commercial infrastructures and technology infrastructure. If we are unable to grow our international operations in a timely and effective manner, we may incur additional losses and our revenue growth could be harmed.
Risks Related to Our Sales to Government Entities
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks, including government investigations.
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% of our revenue for each of the past three fiscal years and the September 30, 2021, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. Government contracts may require the maintenance of certain security clearances for facilities and employees which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting requirements.
Most of our sales to government entities have been made indirectly through third-party providers that sell our products. Government entities may have contractual or other legal rights to terminate contracts with our providers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the provider receives a significant portion of its revenue from sales to such governmental entity, the financial health of the provider could be substantially harmed which could negatively affect our future sales to such provider. Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. If an audit or investigation uncovers improper or illegal activities, including any misuse of confidential or classified information by our employees, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with such government entity, or enter into a settlement in lieu of the foregoing, which may not be on favorable terms to us. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us or our employees or should our products not perform as contemplated in government deployments.

Our agreement with the U.S. Department of Defense limits our control over one of our subsidiaries. If this agreement is terminated, we may be suspended from selling our products for various projects or to various agencies within the U.S. government.
Our subsidiary, Informatica Federal Operations Corporation, which markets, sells and supports our products to various classified U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. To comply with the National Industrial Security Program requirements, in July 2016, we, our parent entities, Informatica Federal Operations Corporation and the Department of Defense entered into an agreement with respect to the ownership and operations of Informatica Federal Operations Corporation. Under the agreement, we, among other things, agreed to follow an Affiliated Operations Plan describing products and services that may be provided among affiliated entities while mitigating the risks of foreign ownership, control, or influence.
The agreement may be terminated and Informatica Federal Operations Corporation’s facility security clearance may be revoked in the event of a breach of the proxy agreement, or if it is determined by the Department of Defense that termination is in the national interest. If Informatica Federal Operations Corporation’s facility security clearance is revoked, we may lose a portion of our sales to U.S. government classified agencies and our business, financial condition and results of operations would be harmed.
Our government contracts contain unfavorable provisions that are not typical of commercial contracts.
Many of our government contracts contain provisions that give the government rights and remedies not typically found in private commercial contracts, including provisions enabling the government to:
•terminate or cancel our existing contracts for convenience;
•suspend us from doing business with a foreign government or prevent us from selling our products in certain countries;
•audit and object to our contract-related costs and expenses, including allocated indirect costs; and
•change specific terms and conditions in our contracts, including changes that would reduce the value of our contracts.
In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with us for convenience, we may not recover our incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, we may not recover even those amounts, and instead we may be liable for any costs incurred by a government in procuring undelivered items and services from another source.
If we fail to comply with complex procurement laws and regulations, we may be subject to civil and criminal penalties and administrative sanctions.
We must comply with domestic and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with government agencies in various countries and may impose added costs on our business. For example, in the United States, we are subject to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. We are subject to similar regulations in foreign countries as well.
If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with government agencies, which could materially and adversely affect our business, financial condition and results of operations. For example, in March 2019, we reached a settlement of a civil False Claims Act investigation brought by the U.S. Attorney’s Office for the District of Columbia (DC USAO) and the Civil Fraud Section of the U.S. Department of Justice (together with the DC USAO, the DOJ) in August 2015. Under the terms of the settlement, we agreed to pay $21.9 million related to a dispute regarding the accuracy of information in our commercial sales practices submissions and statements regarding the country of origin of certain products between January 1, 2008 and

March 31, 2017 in consideration for the release of the company by the DOJ and the U.S. General Services Administration with respect to the claims alleged in the investigation as set forth in the settlement agreement. In addition, a government may reform its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair our ability to obtain new contracts.
Risks Related to Our Intellectual Property
Our use of open source software could negatively affect our ability to sell our solution and subject us to possible litigation.
A portion of our technologies incorporate open source software, and we expect to continue to incorporate open source software in our solution in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot guarantee that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, which may not be available on favorable terms or at all, and to re-engineer our products or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations and financial condition.
We may be unable to predict the future course of open source technology development, which could reduce the market appeal of our offerings, damage our reputation and adversely affect our business, financial condition, results of operations and cash flows.
We do not exercise control over many aspects of the development of open source technology. Different groups of open source software programmers compete with one another to develop new technology. Typically, the technology developed by one group will become more widely used than that developed by others. In some offerings, the race to innovate eclipses the responsibility to continuously patch security vulnerabilities and functional bugs. If an offering we rely on is unable to keep pace with our functional or non-functional requirements, we may be required to invest resources to keep it updated or to seek alternatives. If we acquire or adopt new technology and incorporate it into our offerings but competing technology becomes more widely used or accepted, the market appeal of our offerings may be reduced, which could harm our reputation, diminish our brands and adversely affect our business, financial condition, results of operations and cash flows.
We are currently facing and may face future intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.
As is common in the software industry, we have received and may from time to time in the future receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. For example, in the past three years, Informatica has been the subject of two such patent suits. On May 28, 2019, Blueprint IP Solutions LLC, a non-practicing entity, filed a patent infringement complaint accusing Informatica’s big data management technology of violating U.S. Pat. No. 8,089,980, and on March 18, 2020,

Akoloutheo LLC, a non-practicing entity, filed a patent infringement complaint accusing Informatica’s master data management technology of infringing U.S. Pat. No. 7,426,730. Both suits were resolved in approximately three months or less for immaterial amounts.
As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been increasingly active in the enterprise software market and have targeted whole industries as defendants.
Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, legal action claiming patent infringement could be commenced against us. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from third-party infringement claims include the following:
•we have been and could be in the future obligated to incur significant legal costs and expenses defending the patent infringement suit;
•we may be forced to enter into royalty or licensing agreements, which may not be available on terms favorable to us;
•we may be required to indemnify our customers or obtain replacement products or functionality for our customers;
•we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and
•we may be forced to discontinue the sale of some or all of our products.
If we are not able to adequately protect our proprietary rights, third parties could develop and market products that are equivalent to our own, which would harm our sales efforts.
Our success depends upon our proprietary technology. We believe that our product development, product enhancements, name recognition, and the technological and innovative skills of our personnel are essential to establishing and maintaining a technology leadership position. We rely on a combination of patent, copyright, trademark, and trade secret rights, confidentiality procedures, and licensing arrangements designed to establish and protect our proprietary rights. As of September 30, 2021, we had 111 issued patents and 34 pending patent applications in the United States and abroad.
However, these legal rights and contractual agreements may provide only limited protection. Our pending patent applications may not be allowed or our competitors may successfully challenge the validity or scope of any of our issued patents or any future issued patents. Our patents alone may not provide us with any significant competitive advantage, and third parties may develop technologies that are similar or superior to our technology or design around our patents. Third parties could copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. We cannot easily monitor any unauthorized use of our products, and, although we are unable to determine the extent to which piracy of our software products exists, software piracy is a prevalent problem in our industry in general. We may be forced to initiate litigation to protect our proprietary rights. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results. In addition, the risk of not adequately protecting our proprietary technology and our exposure to competitive pressures may be increased if a competitor should resort to unlawful means in competing against us.
We have entered into certain agreements with many of our customers and partners that require us to place the source code of our products into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to continue use of such code if there is a bankruptcy proceeding by or against us, we cease to do business or we fail to meet our support obligations. Although our agreements with these third parties limit the scope of rights to use of the source code, we may be unable to effectively control such third parties’ actions.
Furthermore, effective protection of intellectual property rights is unavailable or limited in various foreign countries. The protection of our proprietary rights may be inadequate, and our competitors could independently develop similar technology, duplicate our products, or design around any patents or other intellectual property rights we hold.
Risks Related to Our Indebtedness
Our substantial indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations under our existing indebtedness.
We have a significant amount of indebtedness. Following our IPO, our total outstanding indebtedness was approximately $1.875 billion. Subject to the limits contained in the credit agreement that governs our Senior Secured Credit Facilities and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:
•making it more difficult for us to satisfy our obligations with respect to our debt; and if we fail to comply with these requirements, an event of default could result;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
In addition, the credit agreement that governs the Senior Secured Credit Facilities contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control.
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For the nine months ended September 30, 2021, our cash flows dedicated for debt service requirements totaled $102.7 million, which includes principal payments of $17.8 million and interest payments of $84.9 million. For the nine months ended September 30, 2021, our net cash provided by operating activities was $142.4 million, which includes interest paid of $84.9 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $227.3 million. For the nine months ended September 30, 2021, approximately 45% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement that governs the Senior Secured Credit Facilities restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially adversely affect our financial position and results of operations.
In addition, we conduct substantially all of our international operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our restrictions may limit our ability to obtain cash from our subsidiaries. While the credit agreement that governs the Senior Secured Credit Facilities limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
If we cannot make scheduled payments on our debt, we will be in default and the lenders under the Senior Secured Credit Facilities could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events could result in your losing your investment in our Class A common stock.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreement that governs the Senior Secured Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of September 30, 2021, our Revolving Credit Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.4 million utilized under the Revolving Credit Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
The terms of the credit agreement that governs the Senior Secured Credit Facilities restricts our current and future operations, particularly our ability to respond to changes in the economy or our industry or to take certain actions.
The credit agreement that governs our Senior Secured Credit Facilities contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem our capital stock;
•prepay, redeem or repurchase certain subordinated debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets;

•incur liens;
•enter into transactions with affiliates;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
In addition, the credit agreement that governs the Revolving Credit Facility requires us to maintain a first lien net leverage ratio if borrowings outstanding thereunder exceed a specified threshold. Our ability to meet this leverage ratio can be affected by events beyond our control, and we may be unable to meet the ratio.
A breach of the covenants or restrictions under the credit agreement that governs the Senior Secured Credit Facilities could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement that governs the Senior Secured Credit Facilities would permit the lenders under our Senior Secured Credit Facilities to terminate all commitments to extend further credit under those facilities. Furthermore, if we were unable to repay the amounts due and payable under the Senior Secured Credit Facilities, the lenders under each facility could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, substantial indebtedness and credit ratings could materially adversely affect the availability and terms of our financing.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans under the Senior Secured Credit Facilities were fully drawn, each quarter point change in interest rates, excluding the effects of any interest rate swap agreements, would result in a $6.0 million change in annual interest expense on our indebtedness under the Senior Secured Credit Facilities. We have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, including our Senior Secured Credit Facilities, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances.
Risks Related to Ownership of Our Class A Common Stock and Our Capitalization Structure
The market price of our Class A common stock may be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;

•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•announcements by us or our competitors of new products, features, or services;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•actual or perceived data security breaches or other data security incidents;
•announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
Historically, we have funded our operations and capital expenditures primarily through debt financings and subsequent refinancings as well as cash generated from our operations. Although we currently believe that our existing cash and cash equivalents, cash flow from operations and the proceeds from the IPO will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.
A substantial portion of the outstanding shares of our Class A common stock and Class B common stock will be restricted from immediate resale but may be sold in the near future. The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our Class A common stock. Our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters of the IPO under which they have agreed, subject to specific customary exceptions, not to sell any of our stock for 180 days following the date of the Final Prospectus provided that if the 180-day lock-up period is scheduled to end during a broadly applicable period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, and we have publicly released our regular earnings announcement for the fiscal year ended December 31, 2021, then the lock-up period will instead end fifteen trading days prior to the regularly scheduled commencement of the blackout period, provided that in no event will the lock-up period end prior to 120 days after the date of the Final Prospectus or more than 180 days after the date of the Final Prospectus. We refer to such period as the lock-up period. We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period.
Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
The Sponsors have a controlling influence over matters requiring stockholder approval, which could delay or prevent a change of control.
Our Sponsors and their affiliates control approximately 87.2% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock following the completion of our IPO. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
Under the stockholders agreement and our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and applicable law, for so long as a Sponsor owns or holds of record, directly or indirectly, in the aggregate at least 15% of the Company’s outstanding shares of our Class A and Class B-1 common stock, the following actions will require the affirmative vote of each such Sponsor:
•any changes to the size of our board of directors;
•any termination, appointment or replacement of our Chief Executive Officer;
•any transactions that would result in a change of control;
•any acquisitions, dispositions or the incurrence of indebtedness over $300 million; and
•any changes in the Corporate Opportunity provisions in our Amended and Restated Certificate of Incorporation.
Additionally, for so long as Permira and CPP Investments each beneficially own, in the aggregate, 20% or more of the shares of our Class A common stock and Class B-1 common stock held by them upon completion of the IPO, each will have the right to designate two members of our board of directors. For so long as Permira and CPP Investments each beneficially own, in the aggregate, less than 20% but at least 10% of the shares of our Class A common stock and Class B-1 common stock held by them upon completion of the IPO, each will have the right to designate one member of our board of directors. Further, for so long as the Sponsors have a right to appoint, in the aggregate, four members of our board of directors, the Sponsors will have a right to jointly appoint one additional member of our board of directors. For so long as a Sponsor has the right to designate at least one member of our board of directors, such Sponsor is entitled to appoint at least one nominee to serve on each committee of our board of directors, other than the audit committee, and the chair of each of the committees, other than the audit committee, is a director serving on such committee who is designated by the Sponsors. However, as soon as we are no longer a “controlled company” under the rules of the NYSE, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE, subject to any phase-in provisions.
Certain of our directors have relationships with the Sponsors, which may cause conflicts of interest with respect to our business.
Three of our ten directors are affiliated with Permira and two of our directors are employees of CPP Investments. These directors have fiduciary duties to us and, in addition, have duties to the respective Sponsor and their affiliates, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the Sponsors, whose interests may be adverse to ours in some circumstances.
The Sponsors and their affiliates may pursue corporate opportunities independent of us that could present conflicts with our and our stockholders’ interests.
The Sponsors and their affiliates are in the business of making or advising on investments in companies and hold (and may from time to time in the future acquire) interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The Sponsors and their affiliates may also pursue acquisitions that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
We cannot predict the effect our multi-class structure may have on the market price of our Class A common stock.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
Delaware law and provisions in our Amended and Restated Certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our Amended and Restated Certificate of Incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class A common stock and Class B-1 common stock voting as a separate class;
•our board of directors is classified into three classes of directors with staggered three-year terms and after the Sponsors cease to beneficially own, in the aggregate, at least 50% of the outstanding shares of our Class A common stock and Class B-1 common Stock, directors will only able to be removed from office for cause;
•after the Sponsors cease to beneficially own, in the aggregate, at least 50% of the outstanding shares of our Class A common stock and Class B-1 common stock, our stockholders will only be able to take action at a meeting of stockholders and not by written consent;
•vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
•after the Sponsors cease to beneficially own, in the aggregate, at least 50% of the outstanding shares of our Class A common stock and Class B-1 common stock, only our chair of the board of directors or a majority of board of directors will be authorized to call a special meeting of stockholders;
•certain litigation against us can only be brought in Delaware;
•our Amended and Restated Certificate of Incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without the approval of the holders of Class A common stock; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated bylaws will designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws, will provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation or our amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the U.S. federal courts have exclusive jurisdiction.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, while the Delaware Supreme Court ruled in March

2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
Our Class A common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the market price of our Class A common stock would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the market price and trading volume of our Class A common stock to decline.
We are a controlled company within the meaning of the rules of the NYSE and, as a result, will qualify for and intend to rely on exemptions from certain corporate governance requirements.
Our Sponsors beneficially own a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we are a controlled company within the meaning of the rules of the NYSE. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
•a majority of the board of directors consist of independent directors;
•the nominating and governance committee be composed entirely of independent directors; and
•the compensation committee be composed entirely of independent directors.
These requirements will not apply to us as long as we remain a controlled company. We have taken advantage of some of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Our Sponsors and their affiliates control us and their interests may conflict with ours or yours in the future.
Our Sponsors and their affiliates control approximately 87.2% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock following the completion of our IPO. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

The Sponsors and their affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, the Sponsors and their affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation will provide that none of the Sponsors, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Sponsors and their affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Sponsors and their affiliates may have an interest in us pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business. We do not expect the Company or our subsidiaries to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.
General Risk Factors
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to enhance our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company and in this Report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.
In addition, these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.
In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may materially and adversely affect our ability to achieve long-term profitability.
Business interruptions could adversely affect our business.
Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other significant natural disasters or events beyond our control. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our partners, customers or the economy as a whole. We have prepared a detailed disaster recovery plan which includes the use of internal and external resources and will continue to expand the scope over time. Disasters or disruptions can negatively affect our operations given necessary interaction among our international facilities.
Our headquarters and a number of our employees are located in the San Francisco Bay Area, a region known for seismic activity. In the event such an earthquake or any other natural disaster or man-made failure occurs, it could disrupt the operations of our affected facilities and recovery of our resources. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.
Our corporate business processes rely on SaaS providers such as Microsoft O365, Salesforce, Oracle and Marketo to provide highly available business services. In addition, our cloud products depend on third-party service providers, including AWS, Microsoft Azure and Google Cloud, and certain single-source suppliers, including MITI, for our database connectors. Disruptions to any of our service providers or suppliers could also have a negative effect on our operations and harm our business.
We may be the subject of litigation which, if adversely determined, could harm our business and operating results.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, laws relating to data privacy, data security and data protection, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. We have been, currently are, and may in the future be, subject to legal claims arising in the normal course of business. Such legal claims have included governmental, intellectual property-related, commercial, and employment claims, and may in the future include those categories of claims, as well as, product liability, class action, whistleblower and other litigation and claims. An unfavorable outcome on any litigation matter could require that we pay substantial damages. In addition, we may decide to settle any litigation, which could cause us to incur significant costs.
The outcome of litigation and other claims or lawsuits is intrinsically uncertain. Management’s view of the litigation might also change in the future. Actual outcomes of litigation and other claims or lawsuits could differ from the assessments made by management in prior periods, which are the basis for our accounting for these litigations and claims under U.S. generally accepted accounting principles (GAAP). A settlement or an unfavorable outcome on any litigation matter could have a material adverse effect on our business, operating results, reputation, financial position or cash flows. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities

From July 1, 2021 through September 30, 2021, we granted to our directors, officers and employees options to purchase 2,211,143 shares of our common stock under our 2015 Equity Incentive Plan, at an exercise price of $23.00, $24.80 and $25.40 per share.

From July 1, 2021 through September 30, 2021, we issued and sold to our directors, officers and employees and aggregate of 278,188 shares of our common stock upon the exercise of options issued under our 2015 Stock Plan at exercise prices ranging from $8.70 to $20.00, for a weighted average exercise price of $12.36.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On October 26, 2021, after the quarter end, we completed our IPO, with a subsequent full exercise of the underwriters’ option to purchase additional shares. We issued and sold 33,350,000 shares of Class A common stock, par value $0.01, at an offering price of $29.00 per share. We received an aggregate net proceeds of $915.7 million, after underwriting discounts of $53.2 million.

We have used a portion of the net proceeds from our IPO to repay the outstanding indebtedness under our First Lien Credit Agreement and our Second Lien Credit Agreement, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The First Lien Dollar Term Facility under the First Lien Credit Agreement matures on February 25, 2027. Borrowings under the First Lien Dollar Term Facility bear interest, at the Company’s option, either at (i) LIBOR plus 3.25% or (ii) the base rate plus 2.25%. The First Lien Euro Term Facility under the First Lien Credit Agreement matures on February 25, 2027. Borrowings under the First Lien Euro Term Facility bear interest, at the Company’s option, either at (i) LIBOR plus an applicable margin of either 3.25% or (ii) 3.50% based on the Company’s total net leverage ratio. The Second Lien Term Loan Facility under the Second Lien Credit Agreement matures on February 25, 2025. The borrowings under the Second Lien Credit Facility bear interest at a fixed rate of 7.125%.

We intend to use the remainder of the net proceeds, if any, from the IPO for working capital and other general corporate purposes, as well as the acquisition of, or investment in, complementary products, technologies, solutions or businesses, although we have no present commitments or agreements to enter into any material acquisitions or investments. We cannot specify with certainty the particular uses of the net proceeds that we have received from the IPO. Accordingly, we will have broad discretion in using the proceeds. Pending the use of proceeds from the IPO as described above, we may invest the net proceeds that we receive in the IPO in short-term, investment grade, interest-bearing instruments, including government and investment-grade debt securities and money-market funds.

There have been no material changes in the planned use of the IPO proceeds as described in our prospectus dated October 26, 2021, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 (File No. 333-259963).
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.
3.2	Amended and Restated Bylaws of the registrant.	S-1	333-259963	3.4	10/18/2021
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-259963	4.1	10/1/2021
10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-259963	10.1	10/18/2021
10.2+	Informatica Inc. 2021 Equity Incentive Plan and related form agreements	S-1/A	333-259963	10.2	10/18/2021
10.3+	Informatica Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1	333-259963	10.3	10/18/2021
10.4+	Third Amended and Restated Informatica Inc. Equity Incentive Plan and related form agreements.	S-1	333-259963	10.4	10/18/2021
10.5+	Form of Change in Control and Severance Agreement	S-1	333-259963	10.5	10/18/2021
10.6+	Form of Outside Director Compensation Policy	S-1/A	333-259963	10.6	10/18/2021
10.7+	Form of Umbrella Bonus Plan	S-1	333-259963	10.7	10/18/2021
10.8+	Confirmatory Employment Letter between the registrant and Amit Walia.	S-1/A	333-259963	10.8	10/18/2021
10.9+	Confirmatory Employment Letter between the registrant and Eric Brown.	S-1/A	333-259963	10.9	10/18/2021
10.10+	Confirmatory Employment Letter between the registrant and Jitesh Ghai.	S-1/A	333-259963	10.10	10/18/2021
10.11+	Confirmatory Employment Letter between the registrant and Ansa Sekharan.	S-1/A	333-259963	10.11	10/18/2021
10.12	Stockholders Agreement.
10.13	Registration Rights Agreement.
10.14	Credit and Guaranty Agreement by and among Informatica Inc., as Holdings, Informatica LLC, as the Borrower, and the Borrowers and Guarantors identified therein, and JPMorgan Chase, N.A., as the Administrative Agent, dated October 29, 2021.	8-K	001-40936	10.1	11/4/2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

+	Indicates management contract or compensatory plan.
†	The certifications attached as Exhibit 32.1 that accompany this Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Informatica Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 9, 2021	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ ERIC BROWN
Eric Brown
Executive Vice President and Chief Financial Officer (Principal Financial Officer)