Form 10-K
period 2021-12-31
Informatica Inc.
filed 2022-03-24
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40936

Informatica Inc.
(Exact name of registrant as specified in its charter)

Delaware	61-1999534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2100 Seaport Boulevard
Redwood City, California 94063
(650) 385-5000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	INFA	The New York Stock Exchange
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S.C. 7252(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2021 as reported by the New York Stock Exchange on such date was approximately $1.3 billion. The registrant has elected to use December 31, 2021 as the calculation date because on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 18, 2022, there were approximately 235,746,240 shares of the registrant's Class A common stock and 44,049,523 shares of the registrant's Class B-1 common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2022. The Definitive Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:
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

PART I
ITEM 1. BUSINESS
Overview
Data is foundational to how digital enterprises run their businesses and make strategic decisions, including creating new offerings, serving their customers and driving operational efficiency. We have pioneered a new category of software, the Intelligent Data Management Cloud, or IDMC. Our AI-powered IDMC platform delivers best-of-breed solutions that enables enterprises to create a single source of truth for their data, allowing them to create compelling 360-degree customer experiences, automate data operations across enterprise-wide business processes like supply chain management, financial planning and operations, and provide governed and secure data access to their employees. It also enables our customers to pursue holistic data-driven digital strategies by accelerating workload migrations to the cloud, thus, enabling all the advantages of cloud analytics.
As enterprises embrace data to modernize their business, data fragmentation has proliferated across a myriad of systems, including cloud and on-premises data warehouses, data lakes, databases and applications. This fragmentation is compounded by the increasing number of data consumers who require access to data from these heterogeneous data systems to perform their jobs. Legacy approaches to data management were simply not built to address the growing complexity and scale of the digital enterprise.

To address these challenges, we have pioneered a new way for businesses to accurately track where their data resides, understand what relationships exist across their different data repositories, and understand who is accessing the data and how it is being used—all at enterprise scale. Our cloud-native platform leverages over 50,000 metadata-aware connections that continuously scan our customers’ data to create rich and highly contextualized metadata to create and manage a metadata system of record that acts as a single source of truth about their data. This allows our AI engine, CLAIRE, to help customers access better data faster, make contextual recommendations about data relationships, uncover novel insights about their business and automate previously manual tasks. As more customers adopt our platform, CLAIRE continuously analyzes new transactions, configurations, rules, and decisions and uses this increased intelligence to drive further automation and deliver better insights to our customers, which in turn we believe will continue to accelerate the adoption of our platform.
Our platform also consists of a wide range of interoperable data management products, including data integration, API and application integration, data quality, master data management, customer and business 360 applications, data catalog, data marketplace, and governance and privacy. These products leverage our platform’s shared services and can be consumed from our SaaS-based cloud offering, which is run on AWS, Microsoft Azure, and Google Cloud Platform, and can also be deployed as a self-managed service in our customers’ cloud, hybrid, or on-premises environments. The growth and adoption of our cloud platform has led to the number of cloud transactions on our platform, which is a measure of data processed, increasing from 0.2 trillion per month in 2015, to 16.9 trillion per month in 2020 and to 27.8 trillion per month as of December 31, 2021. Our cloud ARR as of December 31, 2021 was $317.0 million, compared to $226.6 million as of December 31, 2020, representing year-over-year growth of 40%.
As of December 31, 2021, we had approximately 5,700 active customers in over 100 countries and territories worldwide, including 9 of the Fortune 10, 84 of the Fortune 100 and 923 of the Global 2000. As our customers generate more data, they typically increase their usage of our platform by adding new use cases, adopting more products, or adding more users. Our ability to expand within our customer base has been demonstrated by our subscription net retention rate, which was 114% and 114% as of December 31, 2021 and December 31, 2020, respectively.
We are a strategic partner to our customers in their modernization and digital transformation initiatives, which we believe is reflected by the number of customers that spend more than $1 million in subscription ARR with us, which were 153, 104, and 66 as of December 31, 2021, 2020, and 2019, respectively. We believe this is a direct

result of our relentless focus on customer satisfaction. We have an overall customer rating of 4.4    out of 5 in the 2022 Gartner® Peer Insights ‘Voice of Customer’: Data Integration Tools report.1
We go to market through a combination of our global direct sales team and a network of strategic partners. Our strategic partners, including cloud hyperscalers, cloud data platforms, global system integrators, and value-added resellers, help extend our sales presence and accelerate the adoption of our platform. We collaborate with cloud hyperscalers and cloud data platforms to help our shared customers accelerate their migration to the cloud and modernize their data and analytics strategies.
For the years ended December 31, 2021, 2020 and 2019, revenue was $1,444.1 million, $1,323.1 million and $1,306.5 million, respectively, representing year-over-year growth of 9% and 1%. Total ARR, which consists of subscription ARR plus maintenance ARR, was $1,360 million, $1,160 million and $1,021 million, at December 31, 2021, 2020 and 2019, respectively, representing year-over-year growth of 17% and 14%, respectively. Subscription ARR was $802.3 million, $607.2 million and $445.8 million, as of December 31, 2021, 2020 and 2019, respectively, representing year-over-year growth of 32% and 36%, respectively. For the years ended December 31, 2021, 2020 and 2019, net loss was $99.9 million, $167.9 million and $183.2 million, respectively, and Adjusted EBITDA was $377.4 million, $399.6 million and $334.8 million, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” for a description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (GAAP).
Industry Overview: The Data-Driven Digital Enterprise
We believe data is the most valuable competitive asset today as companies increasingly pursue digital transformation initiatives to modernize their businesses. Enormous amounts of data are being generated by people, applications, and devices worldwide. Enterprises are seeking to connect data across their various applications, systems, and IT environments in order to become data-driven businesses. Understanding and connecting these data assets as well as migrating workloads to the cloud, enables superior insights across the business organization, better service of customers, automation of supply chains, and the democratization of secure, governed data access for all employees.
Challenges Facing Data-Driven Digital Enterprises
Businesses face a number of challenges in their drive to become data-driven digital enterprises. These include:
•Data volumes are exploding, which leads to massive complexity.    The rise of cloud computing, low cost data storage and the proliferation of applications that generate and access data, combined with the increasing volume of data from mobile, social and IoT, is resulting in an explosion of the volume, variety, and velocity of data. According to a March 2021 report from IDC, “The amount of digital data created over the next five years will be greater than twice the amount of data created since the advent of digital storage.”2 This new data creates opportunities to generate greater business insights and pursue new market opportunities, but is overwhelming for organizations to manage, aggregate, and normalize.
•Workloads are moving to the cloud, creating a multi-cloud, hybrid world.    As enterprises undertake the massive transition to cloud, we believe a majority of their workloads will remain on-premises for the foreseeable future due to the mission-critical processes they support. The complexity of this hybrid world will be further exacerbated as enterprises also employ multi-cloud strategies. According to IDC, "82% of organizations are currently using multiple clouds - or plan to within the next 12 months.”3 As a result, we expect enterprises will require new technologies purpose-built to connect, analyze, manage, and normalize
1 Source: Gartner Peer Insights ‘Voice of the Customer’: Data Integration Tools, Peer Contributors, 28th January 2022
Gartner Peer Insights content consists of the opinions of individual end users based on their own experiences with the vendors listed on the platform, should not be construed as statements of fact, nor do they represent the views of Gartner or its affiliates. Gartner does not endorse any vendor, product or service depicted in this content nor makes any warranties, expressed or implied, with respect to this content, about its accuracy or completeness, including any warranties of merchantability or fitness for a particular purpose. GARTNER is a registered trademark and service mark of Gartner, Inc. and/or its affiliates in the U.S. and internationally and is used herein with permission. All rights reserved.
2 Source: IDC, Worldwide Global DataSphere Forecast, 2021-2024: The World Keeps Creating More Data – Now, What Do We Do With It All?, Doc# US46410421, March 2021.
3 Source: IDC, Global Chief Data Officer (CDO) Engagement Survey 2021 Data Readout, doc #US48079321, July 2021

data anywhere it resides using modern, cloud-native architectures that can seamlessly be deployed in any IT environment.
•Data fragmentation is making data management more complex.    As businesses leverage more cloud-based services, data is being generated and stored across a fragmented landscape of SaaS applications, cloud storage repositories, cloud databases and cloud data lakes. Each of these data repositories stores data in a unique format, making it increasingly challenging to aggregate data in a normalized, consistent, and high-quality format. This continued fragmentation magnifies the challenge of bringing together data from across the enterprise to derive new insights and inform critical business decision making.
•The need to democratize data access creates a greater need for data governance and privacy support.    As more employees use data to perform their jobs, enterprises are struggling to provision user access to data, track and monitor who is accessing data, and protect sensitive data. Additionally, the increased regulatory focus on data privacy is further driving the importance of policy, governance, reporting and monitoring. According to Gartner®, “By 2025, 60% of large organizations will use one or more privacy-enhancing computation techniques in analytics, business intelligence or cloud computing.”4
•Mainstream adoption of AI and machine learning requires reliable and accurate data.    AI and ML technologies promise to influence nearly every facet of business operations, driving process efficiencies, augmenting human capabilities, and discovering new insights that were not previously available. Automated data management technologies are critical to allow enterprises to reliably and accurately train data science models, enabling them to pursue AI-driven business strategies.
Limitations of Existing Approaches to Data Management
Data management tools are intended to provide organizations the ability to manage the entire lifecycle of their data. This includes accessing data from various disparate sources, normalizing data across formats, cleansing data for quality, connecting data to destinations, governing data access, protecting data from breaches, and creating a single source of truth for data.
Historically, companies have utilized existing approaches to data management for tactical and discrete use cases, such as transferring data from one core application into a data warehouse and aggregating data from multiple repositories to conduct basic reporting and analytics, which only addressed a limited part of the data management lifecycle. As companies become truly data-driven, they are recognizing that these legacy approaches may hinder their data strategies that underpin their digital transformation initiatives.
Existing approaches to data management include the following:
•Manual and custom hand coding by in-house or outsourced engineering resources to integrate data and applications for narrowly defined use cases;

•Legacy on-premises tools designed primarily for structured data types from internal on-premises business systems;
•Application-specific and platform-native data management tools designed only to work within their own native products and data formats; and
•Point solutions that only address discrete data management use cases, such as data and application integration, data catalog, data governance or master data management.
These existing approaches to data management suffer from some or all of the below limitations:
•Not natively built for the cloud.    Many legacy data management approaches have inherent flexibility, scalability, and capacity constraints as they were not originally designed for the adoption of cloud-based workloads. Often server-based, these products may only be able to manage a subset of the total volume of data and may require additional infrastructure and people to avoid user experience issues, such as latency and unpredictable spikes in pricing and costs. The inflexible and incompatible nature of non-native cloud approaches frequently results in knowledge loss, unwieldy and insecure data and slower innovation.
4 Source: Gartner, Top Strategic Technology Trends for 2022: Privacy-Enhancing Computation, Bart Willemsen, et al, 18 Oct 2021

•Lack of AI-driven automation.    Legacy data management approaches lack the AI capabilities necessary to automate data management tasks, accurately identify and emulate human actions, and automatically classify data assets. Without these capabilities, data users are limited to pursuing automation only within the narrow pathways permitted by existing APIs, significantly limiting the applicability of AI technologies to basic data management processes.
•Inability to scale and support new data types and processing frameworks.    Legacy data management approaches were designed for a limited set of structured data types typically from internal business systems and can fail to capture, manage, organize, classify, and govern semi-structured and unstructured data increasingly generated from connected devices, applications, and social media. With enterprises generating and utilizing large volumes of disconnected, disorganized data, created by many users globally, enterprises struggle to scale and support their data management efforts.
•Inability to support the end-to-end data management lifecycle.    Legacy data management approaches are generally point solutions designed to address narrow aspects of data management. These approaches are typically disconnected and not integrated with the enterprise’s holistic end-to-end data management strategy. For example, certain existing products can normalize diverse data types but may fail to deliver the governance and security necessary for organizations to manage the ongoing quality of their data.
•High cost of ownership.    Manual, custom hand coding, legacy on-premises tools, and point solutions are often time-consuming, costly to operate and require extensive manual data preparation prior to use. Their architectures frequently require maintenance of the underlying infrastructure, upgrades and patches, and system configuration. As a use case grows in scale, these offerings can require substantial overhead costs to manage and support a wide variety of data management requirements, forcing enterprises to make tradeoffs due to resource scarcity, which may result in overall compromised performance and brittle data pipelines.
•Inability to support hybrid multi-cloud environments.    Application-specific and platform-native data management approaches are generally only intended to run on specific environments and for a limited set of data types and use cases. As a result, they may only provide severely limited visibility of enterprise data within and outside the organization, and rarely across clouds and multiple applications. These approaches limit the organization’s flexibility to capture, maintain, distribute, and govern data across dynamic hybrid multi-cloud environments.

•Lack of extensibility to incorporate future technologies.    Data management is a highly dynamic industry characterized by constantly evolving technologies and architectures. Commonly, new innovations displace prior data management methods. Existing solutions often lack an open architecture and flexible design. As a result, organizations using proprietary or open source code can be forced to continually rework their data management architectures, leading to substantial costs, risks, and increased time to market.
•Inability to address the expanding breadth of data users.    Many existing solutions do not typically make their functionality accessible to all data management constituents within an organization. Certain products optimize for ease of use for business analysts and citizen integrators but lack the enterprise-grade functionality to address more complex data management use cases. Other existing products have been optimized for complexity, but at the sacrifice of usability. This trade-off often results in fragmented products and tools for an organization’s data management capabilities, which become a strong impediment to enterprise-wide digital transformation initiatives.
The Need for an Intelligent Data Management Cloud
Historically, enterprise data was generated and stored in highly structured, static and monolithic on-premises systems that were only accessed by a few, highly trained individuals and used primarily for analysis and reporting of historical enterprise metrics. Over the course of the last two decades, enterprises have expanded their IT strategies to embrace a wide range of SaaS applications, cloud infrastructure platforms, and more recently cloud data platforms to transform into data-driven digital enterprises.
As a result, data volumes have exploded and data is being generated and stored across a fragmented landscape of SaaS applications, cloud storage repositories, cloud databases and cloud data lakes. These different data repositories store data in unique formats, both structured and unstructured, with specific characteristics. This data is often consumed and ingested in real time, making it increasingly challenging to aggregate data in a normalized, consistent, and high-quality format. Despite these challenges, as data has become one of the most valuable assets for enterprises and the vast majority of employees are data consumers, it has become embedded in highly complex operational use cases and is at the heart of new data-driven digital strategies.

In order for organizations to successfully become data-driven digital enterprises, we believe they must manage this growing scale, complexity and proliferation of data from a single platform that serves as a central data management layer that leverages AI and machine learning to unify data management across their ever-expanding number of clouds and enterprise systems. To address these challenges, we have pioneered the industry’s first AI-powered Intelligent Data Management Cloud (IDMC).
Our Platform: The Intelligent Data Management Cloud
Our platform is a new layer in the enterprise stack that allows our customers to connect, manage, unify, govern, and secure data across multi-cloud, hybrid environments. We offer our platform as a SaaS offering deployed on all major public cloud platforms (AWS, Microsoft Azure, and Google Cloud Platform) and also sell our products that customers deploy in their own self-managed private and public cloud environments.
Our platform is deployed across the enterprise data landscape to create a unified system of record of metadata, which is highly rich and contextualized information about enterprise data. This unified metadata acts as a single source of truth about enterprise data that our customers can access in our cloud control plane. Our platform leverages AI-powered algorithms to help customers utilize their data faster, make contextual recommendations about data relationships, uncover novel insights about their data and automate previously manual tasks.
Our platform is cloud native, built on a modern microservices-based API-powered architecture. Our platform is both elastic and serverless, and allows customers to integrate, synchronize, and relate all of their data, applications, and processes in any part of a multi-cloud or hybrid-cloud environment as well as on-premises. Our cloud-native approach helps organizations design, build, modernize and operationalize their data and benefit from the agility, scalability, and low cost of the cloud. Our platform consists of a series of shared services combined with a wide range of interoperable data management products and is designed to be extensible to avoid vendor and technology lock-in.

IDMC Platform Services
•Metadata System of Record.    Our platform enables organizations to scan, discover, collect and organize metadata across all data sources within an enterprise. Data users are able to discover structured and unstructured data wherever it resides, across geographies, databases, file systems, and applications. Organizations can also understand who is using the data, the quality of the data, where the data resides, and how it is moving through applications, systems, databases and other data sources. Our cloud-native platform leverages over 50,000 metadata-aware connections that continuously scan our customers’ data to create rich and highly contextualized metadata to create and manage a metadata system of record that acts as a single source of truth about their data.
•CLAIRE: AI-Powered Intelligence and Automation.    CLAIRE is our AI engine that powers intelligence and automation across our platform and portfolio of products. CLAIRE is designed to manage petabytes of active metadata and deploys a broad spectrum of AI algorithms to automate tasks and data processes to deliver thousands of hours of time and cost savings for our customers. Key features of CLAIRE include:
•search engine to rapidly discover data assets;
•contextual recommendations to match data to business needs;
•automation of data management operations spanning integration, quality, protection, and matching;
•natural language processing to auto generate business rules for assessing and auto deploying data quality assessments and reporting measurements; and
•intelligent and automated matching and merging of related datasets to build a single source of truth at petabyte scale.
•Low Code / No Code Design Environment.    Our platform offers a low code / no code user interface that leverages the metadata system of record to create an abstraction layer of data processes and services that is designed to make it quick and easy for users to design data pipelines, build integrations, deploy data quality checks and quickly bring disparate data sources together to build a single source of truth, without navigating the complexity of the distributed and siloed underlying data repositories and infrastructure. This low code / no code user experience can enable non-technical users and technical users, including data scientists and data architects, to go directly from ideation to implementation with minimal IT support, accelerating the time-to-market of data-driven initiatives.
•Single Pane of Glass.    Our platform includes a comprehensive, holistic and integrated Operations Insights monitoring service that, when combined with our extensive data connector libraries, allows for comprehensive monitoring of all data management workloads operated on our platform. Data users and business leaders have an in-depth view of all data pipelines and data management operations across the enterprise, and a single pane view of the health of their data processes. Key features of our Operational Insights service include:
•predictive analytics to analyze resource consumption and automated forecasting to help organizations operate, scale and reallocate resources;
•auto-scaling of compute resources to efficiently manage capacity and rapidly meet dynamic consumption needs;

•AI-based recommendations to identify potential user errors and exceptions;
•rule-based notifications and automated alerts to administrators of any potential issues or actions that require attention; and
•comprehensive multi-cloud, hybrid architecture support with the ability to monitor both cloud-native multi-tenant services and on-premises data management products.
IDMC Platform Products
Our platform includes a comprehensive suite of interoperable data management products that leverage the shared services and metadata of the underlying platform.
•Data Integration products allow users to ingest, transform and integrate data readying it for analytics, data science and enterprise reporting.
•API & Application Integration products enable users to create and manage APIs and integration processes for app-to-app synchronization, business process orchestration, B2B partner management, application development, and API management.
•Data Quality products allow users to profile, cleanse, standardize, and enrich data to deliver accurate, complete, and consistent data sets for analytics, data science, governance, and other initiatives.
•Master Data Management products enable users to create an authoritative single source of truth of business-critical data to reduce data related errors and remove redundancies.
•Customer and Business 360 Application products allow users to rapidly create, visualize and browse comprehensive 360-degree views of business-critical data that help drive customer experience, ecommerce, supply chain management, and other digital initiatives.
•Data Catalog products enable consumers of all experience levels to quickly find, access, and understand enterprise data using a simple Google-like search experience.
•Governance and Privacy products help users govern data, enable compliance with regulatory and corporate policies, and drive broader data consumption.
•Data Marketplace products facilitate data sharing with an "Amazon-like" shopping experience for data to simplify and accelerate data access, understanding and democratization.
Key Benefits to Our Customers
Our platform enables our customers to:
•Embrace the full benefits of the public cloud. Our platform helps customers accelerate the migration of their on-premises workloads to the cloud. Our platform modernizes our customers’ applications and data management capabilities to accelerate migrations to the cloud, allowing them to embrace innovation, create digital-first business models, reduce operating costs, and generate new revenue streams.
•Deliver rich 360-degree business experiences. By enabling our customers to aggregate, consolidate and normalize their data to build a single source of truth, we empower them to deliver highly engaging and personalized customer experiences. This allows our customers to embrace a digital-first business strategy, build better connections and relationships with their end users, and modernize their supply chains by intelligently matching supply with demand patterns.
•Democratize secure, governed data across the organization. Our platform helps our customers provide their data consumers with governed, secure, and high-quality data for their business analytics or other use cases.

•Transition from reactive and tactical to proactive and strategic data management.  Our approach to data management allows our customers to shift from deploying reactive tactical solutions for discrete, siloed use cases to developing a broader, more proactive data management strategy across the enterprise. Not only does this approach allow them to consolidate point solutions, it also enables them to scale their data management to meet the highly dynamic and rapidly increasing demands of modern data-driven digital enterprises.
•Operationalize AI into business processes.    By eliminating data silos, reducing the complexity of data fragmentation and delivering trusted data, we enable our customers to build AI-powered and resilient business operations.
•Faster time to market and lower total cost of ownership.    Informatica’s full suite of data management capabilities combined with CLAIRE’s AI automation capabilities allows organizations to standardize their enterprise data management needs on a single extensible platform with a unified metadata view, thereby accelerating their data-driven strategies and providing a cost-efficient, highly automated solution relative to a combination of unrelated vendor tools.
The IDMC Network Effects
We benefit from powerful network effects. As more customers have adopted our platform, the metadata managed by our platform has increased rapidly. From January 2019 to December 31, 2021, the metadata on our platform grew at a CAGR of 245%.
This growth in metadata helps fuel advancements in CLAIRE’s understanding of advanced data management workloads and fuels further automation. For example, when bringing together multiple datasets about customers stored in different formats, CLAIRE can automatically identify data inconsistencies and errors, such as:
•whether a data point looks anomalously large or small compared to the rest of the dataset and should be flagged as potentially incorrect;
•whether a data point is in the correct format (e.g. inconsistent dates) and should be modified to match other data points;
•distinguishing between similarly named people automatically by comparing multiple attributes simultaneously to ensure that different customers can be uniquely identified; and
•identify personal or other sensitive data and ensure that it is protected and complies with regulations such as CCPA, GDPR and others.
As a result, CLAIRE’s insights and automation reduces the potential business impact from bad data and the need to manually review individual data points in massive data sets, saving significant amounts of time. As CLAIRE analyzes more data and business rules, its recommendation engine becomes more accurate and the sophistication of its automation increases. We believe these network effects will continue to drive greater adoption of our platform as our customers, both existing and prospective, will see a greater return on their data management investments with Informatica.

Our Competitive Strengths
•We pioneered the industry’s first Intelligent Data Management Cloud.    We took a fundamentally different approach than the market by applying AI and machine learning algorithms to metadata to help customers discover, recommend, and automate data management. Our cloud-native platform processes over 27.8 trillion transactions per month as of December 31, 2021, up from 16.9 trillion as of December 31, 2020 and 0.2 trillion as of December 31, 2015.
•We offer best of breed products with a rich history of innovation.    We have a singular focus on the data management category and have dedicated significant resources, including a cumulative $1 billion in R&D spend over the last five years. We are a leader in all four of the Gartner® Magic Quadrant reports relating to data management for Informatica, including Enterprise Integration Platform-as-a-Service, Data Integration Tools, Data Quality Solutions, and Master Data Management Solutions. In each of these reports, we are positioned highest in ability to execute, an achievement we enjoyed from 2017 to 2021 for all four Magic Quadrant reports.5 We believe this is a competitive advantage, allowing us to proactively adapt our business to changing market forces and establish ourselves as a market leader in new industry categories.
•Independent platform vendor across multi-cloud, hybrid environments.    Since our inception, we have designed our platform and products to optimize performance across any database, data source, or third-party application. We have maintained this philosophy as enterprises have modernized their infrastructures and moved more of their workloads to the cloud. This is in stark contrast to many companies that have designed their data management capabilities to only work natively within their own products and platforms or have offered products that cannot manage data across both on-premises and cloud environments. We believe this provides us with a sustainable competitive advantage in a world where almost every company is embracing a multi-cloud, hybrid strategy and where data fragmentation is a significant barrier to bringing together the breadth of an enterprise’s data to make intelligent decisions.

•Strong, longstanding customer relationships with the largest global enterprises.    Since our inception, we have proven ourselves to be a trusted partner to the most demanding enterprises’ data management needs. As a result, as of December 31, 2021, we have amassed approximately 5,700 active customers, including 9 of the Fortune 10, 84 of the Fortune 100 and 923 of the Global 2000. We believe our relationships with the largest companies in the world are a competitive advantage as it demonstrates our ability to meet the most complex and demanding data management needs, as well as partner with our customers to help ease their transition of highly complex business logic and systems from on-premises to cloud.
•We have a robust ecosystem of partnerships including cloud hyperscalers.    We have strong strategic relationships with the three leading cloud hyperscalers—AWS, Microsoft Azure, and Google Cloud Platform—which allows our customers to deploy our platform on each of these cloud platforms. We sell our products on their marketplaces, actively supporting the direct sales reps of the hyperscalers to distribute our products, where they receive quota credit on the sale of our platform. We also partner with Snowflake and Databricks and our product integration and joint go-to-market deepens our position as a market leader in enterprise data management. As an example of our successful partnerships, in 2020, Snowflake named Informatica its Data Lake Partner of the Year. We believe our cloud partnerships are a strong competitive advantage that will continue to broaden awareness, adoption, and the capabilities of our platform to new and existing customers.
•Ability to assist the full span of data users.    Our platform allows all key stakeholders throughout an organization, including Chief Data Officer, Chief Information Officer, line of business workers, data engineers and data scientists to easily leverage the power of our comprehensive data management capabilities. Our products can be quickly and efficiently deployed across the organization, with a user experience that reduces the technical skills required, effectively democratizing data access to all employees throughout an organization while maintaining the functionality required by the most sophisticated data engineers.
5 Sources:
•Gartner, Magic Quadrant for Enterprise Integration Platform as a Service, Eric Thoo, Keith Guttridge, Bindi Bhullar, Shameen Pillai, Abhishek Singh, September 29, 2021.
•Gartner, Magic Quadrant for Data Integration Tools, Ehtisham Zaidi, Robert Thanaraj, Eric Thoo, Sharat Menon, Nina Showell, August 25, 2021.
•Gartner, Magic Quadrant for Data Quality Solutions, Melody Chien and Ankush Jain, September 29, 2021.
•Gartner, Magic Quadrant for Master Data Management Solutions, Sally Parker, Malcolm Hawker, Simon Walker, 6 December 2021
Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner's research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose. GARTNER and Magic Quadrant are registered trademarks and service mark of Gartner, Inc. and/or its affiliates in the U.S. and internationally and are used herein with permission. All rights reserved.
The Gartner content described herein (the “Gartner Content”) represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Gartner Content speaks as of its original publication date (and not as of the date of this Annual Report on Form 10-K), and the opinions expressed in the Gartner Content are subject to change without notice.

Our Opportunity
We have a history of expanding the addressable market of our platform through continuous innovation. Over the last five years, we have significantly expanded our addressable market by investing in our platform and launching several new products. Our products address the markets for Analytics Data Management and Integration Platforms, which IDC estimates at a value of $31 billion by the end of 2021 and $56 billion by the end of 2025, which represents a CAGR of 16%.6
We estimate that our current global market opportunity is approximately $44 billion. To estimate our addressable market opportunity, we identified the number of companies worldwide across all industries, based on independent industry data from Dun and Bradstreet. We segment these companies into different size categories based on their annual revenue. We estimate potential Informatica ARR per company based on a representative company who buys all of our products, including an assumed migration of their on-premises installed base to our cloud platform. We then multiply the number of companies in each size category by the 90th percentile of potential Informatica product ARR per company. The total addressable market is the potential ARR per company times the total number of companies that we could sell to globally. We believe this potential ARR is an accurate representation of our total addressable market opportunity today.
Our Growth Strategies
We are pursuing our large market opportunity with growth strategies that include:
•Continue to advance IDMC by building new cloud products.    We plan to make significant ongoing investments in research and development to release new cloud products that will further expand our addressable market. We will also continue to invest in our cloud go-to-market strategy with dedicated product management, pre-sales, customer success, consulting, and professional services to help drive greater usage of our portfolio of new and existing cloud products among all data users.
•Expand within existing customers.    We have a strong track-record of expanding within our existing customers. We believe there are significant cross-sell and upsell opportunities within our existing customer base by adding new products, addressing new workloads, and growing with our customers’ overall data footprint. In addition, we intend to assist our customers in migrating their traditional on-premises data management applications to our cloud solutions.
•Expand our total customer base.    Historically we have focused our direct sales efforts on IT leaders within large enterprises; however, as the universe of data practitioners expands, we have augmented our outreach with a high-velocity inside sales team that is focused on targeting the line of business persona with our easily accessible cloud solutions. We continue to make investments in sales and marketing to grow our overall customer base, with a focus on targeting IT leaders and end users of data-driven companies.
•Continue to grow and develop our partner ecosystem.    Our strategic partners—including cloud hyperscalers like AWS, Microsoft Azure, Google Cloud Platform; cloud data platforms like Snowflake and Databricks; global system integrators like Deloitte, Accenture and Cognizant; and our value-added resellers and distributors—help extend the reach of our go-to-market strategy and accelerate the adoption of our platform. We plan to continue investing in R&D to maintain product support and compatibility with our strategic partners, and we intend to further build out our partner program to broaden our distribution footprint globally and drive greater awareness and consumption of our products.
•Continue to expand our international business.    We believe that the addressable market for our platform in EMEA and Asia-Pacific is substantially larger than our current market penetration. As enterprises around the world increase their public cloud adoption, we see a significant opportunity to expand the use of our cloud products outside of North America.
6 Source: IDC Worldwide Data Integration and Intelligence Software Forecast, 2021–2025 (June 2021, US #US46382521); IDC Worldwide Business-to-Business Integration Middleware and Managed File Transfer Software Forecast, 2021–2025 (July 2021, #US46382421); IDC Semiannual Software Tracker, 2020H2, May 13, 2021; IDC Worldwide Master Data Management Competitive Software Forecast, 2019–2023 (July 2019, IDC #US45331719) extrapolated by IDC through 2025; IDC Worldwide Data Privacy Management Software Forecast, 2021–2025 (IDC #US47676821).

Our Products
Our platform includes a wide range of interoperable data management products that leverage the underlying shared platform services to deliver analytics, business 360, data democratization and modernization solutions to our customers at scale. Our products can be consumed from our SaaS-based cloud offering, which is deployed on AWS, Microsoft Azure, and Google Cloud Platform, and can also be deployed as a self-managed service in our customers’ cloud, hybrid or on-premises environments.

Data Integration:    Data engineers, Extract-Transform-Load (ETL) developers, and citizen integrators have the ability to use our products to ingest, transform and integrate data spanning departmental to enterprise scale workloads. These workloads include diverse and distributed data sources in multi-cloud, hybrid environments. The breadth and depth of our Data Integration capabilities accelerate the aggregation and processing of data to ready it for analytics, data science and enterprise reporting initiatives. Leveraging a simple graphical design experience, users can develop workloads across ETL, Extract-Load-Transform (ELT), real-time and streaming data integration patterns. Our products are designed to integrate structured and unstructured data across on-premises and cloud-native applications, databases, business intelligence tools, data modeling tools, data lakes, data warehouses, mainframes, messaging systems, file systems and IoT devices. CLAIRE AI enables greater data integration productivity by automating the design and development of business logic to process data.
API & Application Integration:    Citizen developers, application developers and architects can use our API & Application Integration products to create and manage APIs and application integration processes, to modernize and accelerate their digital transformation programs. Informatica’s API and application integration capabilities span multi-cloud, hybrid environments and include application-to-application synchronization, business process orchestration, B2B partner management, composite application development, and API management. These capabilities integrate enterprise business processes, manage communication of data between partners via industry specific protocols and expose APIs for business agility and application modernization through a low code/no-code development experience. Our API and Application Integration products also leverage CLAIRE AI to optimize application resource utilization, and secure APIs to reduce implementation complexity and increase user productivity.
Data Quality:    Data stewards and business analysts can use our Data Quality (DQ) products to profile, cleanse, standardize, and enrich data using an extensive set of prebuilt data quality rules to deliver accurate, complete, and consistent data. Data Quality products are designed clean and trusted data supporting governance, regulatory compliance, analytics, and other enterprise reporting initiatives. Our CLAIRE AI engine automatically generates data quality rules from plain text functional specifications for business users. CLAIRE leverages data profiling to continuously monitor and identify quality issues and then can automatically deploy fixes to promote high data quality. Our Data Quality products contain over 660 pre-built data quality rules for data domains, geographies and industries, and process data quality rules for 17.3 billion rows of data per month as of December 2021.
Master Data Management:    Our Master Data Management (MDM) products allow data stewards and business analysts to create an authoritative single-source view of all business-critical data from internal and external sources across multiple data domains, including customers, locations, assets, and employees and many other domain types. CLAIRE automates the matching, linking and merging of master data from several disparate, duplicate, and conflicting data sources scaling from millions to billions of data records. This information is de-duplicated, reconciled and enriched, thereby enabling it to become a consistent, reliable source. Once created, this master data can serve as a trusted view of business-critical data that can be managed and shared across the enterprise to promote accurate reporting, reduce data errors, remove redundancy, and help workers make better-informed business decisions.
Customer and Business 360 Applications:    Our Customer 360 and other 360 Application products allow business analysts to create comprehensive 360-degree views of critical business data domains like customer, product, supplier, reference, and finance with simplified business user experiences. Our Customer 360 and other 360 applications help customers drive customer experience and engagement programs, ecommerce transformations, supply chain management, and other digital transformation initiatives. CLAIRE matches data, identifies relationships and infers data insights across structured and unstructured data sources enabling users to easily browse, search and access data.

Data Catalog:    Informatica’s AI-powered Data Catalog enables organizations to discover, classify and organize data assets to provide a comprehensive inventory of data assets across the enterprise. Data consumers of all experience levels are enabled to use our Enterprise Data Catalog (EDC) product to quickly find, access, and understand enterprise data using a simple Google-like search experience. Data Catalog allows organizations to spend less time finding data thereby accelerating analytics and modernization projects and enables them to implement end-to-end data governance programs. Cutting across departmental data silos, CLAIRE automatically discovers, tags, and classifies data and identifies data relationships and data provenance. CLAIRE-based recommendations are designed to guide users to the most trusted and relevant data, improving business outcomes and driving greater data consumption.
Governance and Privacy:    Data professionals can use our Data Governance and Data Privacy (DG&P) products to govern data, help ensure compliance with industry and corporate policies, manage data as an asset and reduce the risk of a data breach. These products enable organizations to deliver and consume trusted and protected data across the enterprise, increasing the value of data while reducing risk associated with compliance. Users define governance and privacy policies through an intuitive interface while CLAIRE automatically links these policies to actual enterprise data to ensure data governance rules are not only documented but also implemented and tracked consistently across the enterprise.

Data Marketplace: Informatica’s Cloud Data Marketplace (CDMP) delivers an Amazon-like cloud “shopping” experience for data consumers that enables data and analytics leaders to easily democratize and share data and AI models across the organization to facilitate data-driven decision making. A cloud storefront along with order management and automated, governed data delivery capabilities enable organizations to break down data silos and allow data consumers of all skill levels to find, understand, trust and access relevant data for their business priorities. Cloud Data Marketplace fosters data literacy, supports a data-driven culture, and enables collaboration among data owners and consumers to turn governed, trusted data into data driven insights for the business.
IDMC Architecture
Our platform is based on a multi-tenant, multi-cloud, microservices-based architecture hosted on AWS, Microsoft Azure and Google Cloud Platform. It leverages intelligence resource management, auto-scaling, and partitioning logic to manage our compute and storage footprint, thereby driving resiliency, performance and efficiency. Our cloud platform runs globally across multiple regions and within each region our microservices are distributed to avoid single points of failure in order to ensure fault tolerance even in the case of full physical data center outage. Our platform architecture consists of four critical components:
•High-performance connectors for cloud and on-premises;
•Optimized data processing engines;
•Metadata and data intelligence; and
•Distributed multi-cloud control plane

High performance connectors for cloud and on-premises:    Connecting and accessing data is an essential capability across all data management services. Our platform’s high-performance connectivity enables accessing data for multiple integration patterns including real-time, change data capture, batch, streaming or API. Our platform’s connectivity spans over 50,000 metadata-aware connections that can access applications, databases, business intelligence tools, data modeling tools, data lakes, data warehouses, mainframes, messaging systems, file systems, IoT devices and other critical enterprise data repositories.
Optimized data processing engines:    Our platform offers multiple data processing options optimized for data volumes, types, latency and data management operations. Our platform supports unstructured data, complex hierarchical data and relational data types, deployed within our elastic and serverless compute environment. Our platform also offers flexibility of deploying these data management operations on third party compute platforms leveraging advanced pushdown optimization to AWS Redshift, Microsoft Azure Synapse, Google Cloud Big Query, Snowflake and Databricks. Depending on the size of data, data locality, pattern of integration and ecosystem, our platform will select the best processing method.
•Elastic and serverless processing.    For large batch (petabyte scale) processing, our platform uses elastic and serverless Spark-based processing.
•Pushdown optimization.    For data to be transformed within a database or system, our platform uses advanced pushdown optimization (ELT) to enhance performance. For example, customers can use IDMC to push down data processing workloads natively to cloud data warehouses such as Snowflake.
•Secure hybrid architectures.    For hybrid workloads where data is located on-premises within the customer firewall, IDMC provides a secure agent to support hybrid deployment architectures.
•Integration and workflow orchestration engine.    For real-time and process integration across multiple applications supporting business processes, our platform provides a business process orchestration engine to manage the integrations and workflows.

Metadata and data intelligence:    Leveraging our portfolio of AI and machine learning algorithms applied to various metadata types (e.g., technical, business, operational, usage, social), our platform provides intelligence and automation across all data management services. By scanning and managing metadata from a wide variety of sources including databases, applications, files, cloud platforms, mainframes, big data stores, BI tools, ETL tools, modeling tools, hand code and scripts, context is captured through a metadata graph database to deliver a metadata system of record and automation recommendations for enterprise data management operations. Our platform manages a total of 11 petabytes of active metadata to automate tasks and processes, delivering thousands of hours of time and cost savings for our users.

Distributed multi-cloud control plane:    Our platform’s distributed multi-cloud control plane consists of a series of highly available, modular, scalable microservices deployed on AWS, Microsoft Azure, and Google Cloud Platform that implement core capabilities such as design and development experiences, policy definitions, access control, security, and operational management. The control plane orchestrates interactions across the high performance connectors, optimized data processing engines, and metadata intelligence and data management services to deliver a unified experience supporting an agile data management development lifecycle across a wide variety of users and skill sets, including business users, technical users and administrators.
Cloud Operations and Management
Security and Trust:    We built our platform with security as a core tenet. Our platform provides a number of capabilities for customers to confidently use our platform while preserving the security requirements of their organizations, including:
•Authentication.    Our platform supports rich authentication capabilities, including federated authentication with a variety of identity providers.
•Access control.    Our platform provides a fine-grained security model based on role-based access control. It provides granular privileges on system objects and actions.
•Data encryption.    Our platform encrypts all data, both in motion and at rest. It also supports customer-managed keys, where an additional layer of encryption is provided by keys controlled by customers, giving them the ability to control access to the data.
•Security Certifications and Attestations.    Our enterprise platform and select products have certifications and attestations including SOC2, SOC3, HIPAA/HITECH, GXP, UK Cyber essentials, ISM Protected, Privacy Shield, and Texas-RAMP and FedRAMP Moderate.
Business Continuity.    Our platform supports business continuity programs (failover, disaster recovery) enabling high reliability and availability to meet our customer SLAs and provide 24x7 real-time security monitoring, auditing and alerting.
Our Customers
We provide our software solutions to thousands of customers in over 100 countries and territories worldwide with approximately 5,700 active customers as of December 31, 2021. Our platform is used globally by enterprises of all sizes across a broad range of industries, including some of the world’s largest enterprises, government agencies, and high-profile brands that trust us with their data management needs. No customer accounted for more than 2% of our revenue in any of the last three years. As of December 31, 2021, our customers included 9 of the Fortune 10, 84 of the Fortune 100, and 923 of the Global 2000. The number of customers that contributed more than $1 million in subscription ARR was 153, 104, and 66 as of December 31, 2021, 2020, 2019, respectively. For the same periods, the number of customers that contributed more than $100,000 of subscription ARR was 1,660, 1,361 and 1,022, respectively.
Our Partners
Our partner strategy is focused on delivering complete end-to-end solutions for our customers, driving general awareness of our platform, and broadening our distribution and reach to new customers. We actively work with four types of partners:

•Cloud Platform Partners. We have strategic partnerships with the leading cloud hypercalers (AWS, Microsoft Azure and Google Cloud Platform). This enables our customers to deploy on the platform of their choice and take advantage of the benefits of a multi-cloud, hybrid infrastructure. Customers can also transact Informatica products via AWS, Azure and GCP marketplaces. We jointly innovate and integrate with the hyperscalers on each other’s offerings and drive sales plays focused on unique customer problems and use cases. For example: (i) in 2021, we launched new Cloud Data Integration Free Service offerings for AWS and Azure to accelerate new data lakes and data warehouses; (ii) we announced joint cloud migration and modernization programs with Google Cloud and Microsoft Azure providing customers with a faster, cost-effective path to modernize to the cloud; (iii) Informatica joined the AWS Workload Migration and Data-Led Migration programs and in 2022 we achieved FedRamp certification for

Informatica Intelligent Cloud Services on AWS GovCloud; and (iv) we are a Premier GCP Partner and a Strategic Partner for GCP Analytics Data Platform Migration and SAP Smart Analytics priority solution plays.

•Cloud Technology Partners. We work closely with Snowflake, and we are an Elite Snowflake Partner and were recognized in 2020 as Snowflake’s Partner of the Year for Data Lake. Informatica has achieved the Snowflake-ready badge and offers seamless integration via Snowflake partner connect and Informatica’s Snowflake Data Accelerator edition of our platform. Our partnership with Snowflake has expanded beyond data integration to include data quality, data catalog and data governance for the Snowflake Data Cloud. Informatica also participates in Snowflake partner innovation programs such as Snowpark and Data Governance Accelerated. In addition, Informatica is a top Databricks partner and was recognized for our early adoption of Delta Lake in 2019 with Databricks’ ISV Impact Partner of the Year award. In 2021, we launched cloud-native support for Databricks SQL. Our product integration and joint go-to-market with Databricks extends beyond data integration to data cataloging and end-to-end data governance.

•Global System Integrators. We have deep relationships with leading global system integrators, such as Deloitte, Accenture, Cognizant, Capgemini, KPMG, Wipro, and TCS. We have over 15,000 certified Informatica professionals across these partners. We partner closely with them on the data management portion of their client engagements. We co-create and co-sell solutions to solve customer needs where we combine the power of our innovation and their services to deliver against the customer business objectives.

•Channel Partners. We have a scaled and well-defined alliances program where we partner with value-added resellers and distributors across the world to expand our reach in international markets. Our relationship with these channel partners ranges from fulfilment services to co-sell or independent resell in some markets.
Collectively, our robust partner ecosystem helps us source leads, drive awareness of our platform, build unique and tailored solutions for customers, and provide state-of-the-art training and implementation support to our customers. We continue to invest in formal alliances with leading consulting, data management, and implementation service providers to help our customers migrate their legacy data management solutions to the cloud.
Sales and Marketing
We sell our solutions primarily through a global direct sales team, which consists of field sales, technical sales, inside sales and partner sales professionals segmented by customer size and region. Our direct sales team is focused both on new customer acquisition and driving expanded use of our products with existing customers, as well as fostering long-term collaborations to drive their multi-year journey to the cloud. The breadth of our platform offerings allows us to engage at many levels of an organization and across many key buying personas and functional centers—e.g., the chief data officer’s organization, the chief information officer’s organization, and line of business buyers like the chief marketing officer and chief financial officer. The substantial majority of our global sales and marketing efforts are carried out by teams located in North America, EMEA and Japan. In Asia-Pacific, we go to market with a combination of direct sales and channel alliances.
Our marketing strategy is global, data-driven and digital-first, designed to generate awareness of our products and a targeted pipeline of qualified opportunities. Our marketing team combines the creation of inbound demand, to drive traffic to our website and usage of our platform, with direct marketing, business development, and marketing efforts targeted at business and technology leaders. We believe in a data-driven targeting of all our user personas with personalized content, offers and messaging, including joint go-to-market initiatives with our strategic partners.
Customer Support and Success
We support our customers through a global customer support and success team consisting of approximately 800 employees as of December 31, 2021, based out of 10 locations worldwide anchored around our major delivery hubs in Redwood City, London and Bangalore. The primary objective of this team is to support our customers, so they realize optimal business value from our products by providing the right subject matter expertise to accelerate value creation. Our delivery framework is the right blend of people and technology, powered by a technology platform to interact with our customers and offer digital knowledge assets tailored to the customer persona for in-depth guidance on how to drive business outcomes with Informatica solutions. This team also manages customer renewals. Our Customer Satisfaction (CSAT) score for the fourth quarter of 2021 was 4.6/5.0, with approximately 74% of our customers rating us 5/5, and our renewal rates for subscription and maintenance in 2021 were 92% and 95%, respectively. The CSAT score is determined based on an internal survey of customers following the close of any support case, whereby customers rate their experience between 1 and 5 (with 5 being the highest). We achieved a 14% response rate for this survey and therefore the results may not be reflective of our broader customer base.
Research and Development
Informatica is well positioned and effectively manages research and development costs with strategic development centers across the globe–Redwood City, California Toronto, Canada, Stuttgart, Germany, Dublin, Ireland and Bangalore, India. With over 2,000 full-time employees dedicated to research and development as of December 31, 2021, Informatica spends over $200 million annually in research, development and related activities to advance our platform roadmap. On the partnership front, Informatica is heavily invested in joint innovation and joint solutions with the major hyperscalers and cloud platforms (i.e., AWS, Microsoft, Google Cloud Platform, Snowflake, Databricks). For additional information on our technology collaborations, see the section titled “—Our Partners.”
Competition
The markets we serve are highly competitive and rapidly evolving. With the launch of Informatica IDMC, we believe we are the first data management vendor to offer enterprises a single cloud platform serving a comprehensive range of data management requirements. Our competition includes the following:
•Hand-coded custom-built solutions developed by internal IT teams;
•Point solution vendors that compete with one of our products such as Talend and Collibra;
•Cloud service providers (CSPs) with limited platform-specific capabilities in data management such as AWS, Microsoft Azure and Google Cloud Platform; and
•Stack vendors that compete across in many of our markets with data management solutions such as IBM and Oracle.
We compete on the basis of a number of factors, including:
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
•success of sales & marketing efforts;
•quality of customer support; and
•brand awareness and reputation.
We believe, based on the factors listed above, that we are favorably positioned relative to our competitors. Nonetheless, some of our competitors have advantages over us, such as greater financial resources, larger sales forces, better brand recognition, longer operating histories, and more expansive geographical footprints. For additional information see section titled “Risk Factors—Risks Related to Our Business.”

Regulatory Matters
We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility, sending and storing of electronic messages, human resource services, employment and labor laws, workplace safety, intellectual property and the provision of online payment services, including credit card processing, consumer protection laws, anti-bribery and anti-corruption laws, export controls, international sanctions laws, federal securities laws and tax regulations, which are continuously evolving and developing. The manners in which existing laws and regulations are applied to SaaS businesses, and how they will relate to our business in particular, both in the United States and internationally, often are unclear. For example, we sometimes cannot be certain which laws will be deemed applicable to us given the global nature of our business, including with respect to such topics as privacy, data protection and security, pricing, advertising, taxation, content regulation and intellectual property ownership and infringement.
In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, data protection, spam, data storage, data protection, content regulation, cybersecurity, government access to personal information and other matters that may be applicable to our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows and evolves, as an increasing portion of our business shifts to mobile, and as our solutions are used in a greater number of countries and by additional groups, we will become subject to laws and regulations in additional jurisdictions. For additional information, see the section titled “Risk Factors—Risks Related to Regulation.”

Privacy, Data Protection and Security
We place a priority on privacy, data protection and data security. We post on our website our privacy policy, and we maintain certain other policies and practices relating to data security and concerning our processing, use and disclosure of personal information. We use standard contractual clauses issued by the European Commission to conduct transfers of European personal data to jurisdictions not deemed adequate by the European Commission. We collect and use aggregated user information to develop, provide and improve our products.
Our commitments under the Privacy Shield Principles are subject to the investigatory and enforcement powers of the U.S. Federal Trade Commission. In addition, our publication of our privacy policy and other statements regarding privacy and security may subject us to investigation or enforcement actions by state and federal regulators if they are found to be deficient, lacking transparency, deceptive or misrepresentative of our practices. We also may be bound from time to time by contractual obligations, including the standard contractual clauses relating to any category of personal data and business associate agreements that impose certain obligations and restrictions upon us relating to our handling of protected health information regulated by the Health Insurance Portability and Accountability Act of 1996. The privacy and data security laws and regulations to which we are subject, as well as their interpretation, are evolving and we expect them to continue to change over time. For example, in 2016 the European Union adopted the General Data Protection Regulation (GDPR), a broad regulation governing data privacy, which became effective in May 2018 and replaced the Data Protection Directive. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20,000,000 or 4% of worldwide revenue. In the United Kingdom (UK), although the European Commission adopted an adequacy decision for the UK in June 2021 that allows for the continued flow of personal data from the EU to the UK, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption. It remains to be seen how the United Kingdom’s withdrawal from the EU will impact the manner in which United Kingdom data protection laws or regulations will develop and how data transfers to and from the United Kingdom will be regulated and enforced by the UK Information Commissioner’s Office, EU data protection authorities, or other regulatory bodies in the longer term.

Additionally, several states have begun enacting new laws relating to privacy and data security. For example, the California Consumer Privacy Act (CCPA), among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. Moreover, a new privacy law, the California Privacy Rights Act (CPRA) was approved by California voters in the election on November 3, 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states have also enacted or proposed similar data privacy laws. For example, in 2021, Virginia passed its Consumer Data Protection Act, and

Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. The effects of the CCPA, CPRA, and other evolving privacy laws in the United States are significant and have required, and may require, us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. More generally, the various privacy, data protection and data security legal obligations that apply to us, and their interpretation and enforcement, may evolve in a manner that relates to our practices or the features of our applications or platform. We may need to take additional measures to comply with the changes in our legal obligations and to maintain and improve our information security posture in an effort to avoid information security incidents or breaches affecting personal information or other sensitive or proprietary data.
Our security policies, procedures, and controls are routinely audited and attested by third parties for compliance, certification, or adherence to industry security standards and regulations, such as SOC 2 Type II, HIPAA, UK Cyber Essentials, ISM Protected, GxP/CGMP and FedRAMP. Our cloud products maintain the American Institute of Certified Public Accounts (AICPA) SOC 2®, and SOC 3® attestation reports based on the trust services criteria relevant to security, availability, and confidentiality (applicable trust services criteria) set forth in TSP section 100, 2017 Trust Services Criteria for Security, Availability, Processing Integrity, Confidentiality, and Privacy (AICPA, Trust Services Criteria), commonly known as the AICPA Systems and Organizational Control (SOC 2®, and SOC 3®). Informatica also maintains compliance with the Health Insurance Portability and Accountability Act (HIPAA) Security Standards for the Protection of Electronic Protected Health Information (HIPAA Security Rule), and the Notification in the Case of Breach of Unsecured Protected Health Information enacted as part of the American Recovery and Reinvestment Act of 2009 (HITECH Breach Notification Requirements), as described in Part 164 of CFR 45, commonly known as HIPAA/HITECH.Our on-premises MDM products and cloud-based Master Data Management (MDM) products earned Letters of Compliance for GxP, also known as cGMP (Current Good Manufacturing Practice), relevant to pharmaceutical industries. In November 2021, our MDM Cloud Edition product, operating in the Australia AWS region, earned an ISM Protected letter of compliance. In February 2022, our IICS cloud product - operating in AWS GovCloud, achieved its first FedRAMP Moderate Authorization To Operate (ATO) sponsored by the U.S. Department of State, and Texas-RAMP compliance.
Our information systems and technical infrastructure for cloud services are hosted within SOC 2® attested data centers and utilize a combination of clustering, multiple datacenters and data replication to maintain high availability and resiliency. Our cloud products utilize identity and access controls, multi-factor authentication, real-time security monitoring, and both encryption in transit and encryption at rest to protect customer data using keys unique to each tenant.
Informatica’s security teams focus on proactive application, network and system security, privacy and governance, internal and supply chain risk management, disaster recovery and business resiliency, security consultation, education and incident response. We maintain a documented vulnerability management program that includes periodic scans designed to identify security vulnerabilities on servers, workstations, network infrastructure and applications, and subsequent remediation of vulnerabilities. External security researchers are encouraged to discreetly send us potential security vulnerabilities through our Responsible Disclosure Program, where reporters of qualifying findings are posted to our Security Hall of Fame. In addition, our products and infrastructure are tested regularly through penetration tests using both internal expertise and third-party teams, and any vulnerabilities found are remediated based on risk.
Human Capital Management
Our Values: DATA (Do Good, Act as One Team, Think Customer-First and Aspire & Innovate) are our foundation and define the Informatica experience. With the mutual goals of “delighting our employees and our customers”, we invest with strong intent to the lifecycle journey beginning with recruiting and onboarding, fostering a culture of inclusiveness, diversity, equity and belonging with a focus on growing both the business and our employees. Our employees receive competitive compensation and benefit programs, and are recognized in a number of ways, including employee driven appreciation and recognition programs. We frequently survey our employees and work to continually strengthen our culture. Our commitment to our employees has been especially evident during the pandemic, and we have initiated extended work from home/staged opening protocols, with a multitude of programs designed to drive wellness and engagement as well as at home productivity. This commitment has been reflected in strong engagement scores. As of December 2021, our Glassdoor overall rating was 4.3 out of 5.0 with a CEO Approval Rating of 96% and a Recommend to a Friend Rating of 90%. Additionally, Informatica has won numerous Best Places to Work awards.

As of December 31, 2021, we had over 5,500 full-time employees, including approximately 2,000 in product development, 1,500 in sales and marketing, 1,400 in operations and customer support, and 600 in general and administrative. As of December 31, 2021, over 3,600 of our employees were located outside the United States, with approximately 2,400 of our employees located in India. None of our U.S. employees are covered by collective bargaining agreements. However, in certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages.
Diversity and Inclusion
We are proud to be a global leader in the promotion and practice of diversity and inclusion. In addition to having offices and employees all over the world, we take pride in and celebrate our cultural diversity. Informatica searches the globe for top talent in an effort to recruit and hire diverse individuals with a variety of skills, experiences, and backgrounds. Our objective is to continue to improve our hiring, development, advancement, and retention of diverse talent and to foster an environment of inclusivity, diversity, equity and belonging (IDEB). Our employees are key contributors to supporting our IDEB vision with employee resource groups, postings and education on our IDEB site, organized wide celebrations, speakers, and community outreach.
We require our employees and managers to participate in training programs directed at maintaining a harassment-free, diverse, and secure workplace. With our diverse employee population, we uphold the rights to work in an environment that promotes equal opportunity and prohibits discriminatory practices against race, color, national origin, ancestry, medical condition, religious creed (including religious dress and grooming practices), marital status, registered domestic partner status, sex, sexual orientation, gender identity and expression, genetic characteristics and information, age, veteran status, or any other protected characteristic. We are committed to cultivating a respectful workplace and preventing harassment in all its forms.
Health and Safety
We recognize that a healthy environment and safe workplaces are critical to our business, strategy, and communities. We address environmental issues in an integrated manner to encompass protection of the environment as well as the health and safety of our workforce. For example, in response to COVID-19 and the significant increases in remote workforces in March 2020, we mandated a work-from-home policy to protect our employees, families, customers, and our communities.
With the ongoing COVID-19 pandemic, our workforce continues to operate remotely where necessary, and our top priority remains providing support for our employees, partners, and customers. We are fortunate that the nature of our business allowed us to successfully operate on a work-from-home basis and in this new dynamic hybrid environment. We have been able to successfully adapt to the current challenges and deliver results despite the pandemic while continuing to protect the health and safety of our workforce and customers.

Compensation and Benefits
We provide robust market-based compensation and benefits to our employees. In addition to competitive base salaries, all qualified employees are eligible for variable pay and to participate in our Employee Stock Purchase Plan (ESPP).
To support the health and wellness of our workforce, we offer premium health coverage with minimal out-of-pocket contributions for our global employees as well as a number of other welfare programs for added security. Employees also are well supported in their time-off needs.
Training and Development
We believe every employee can make a difference and can shape their career at Informatica, so we empower them in their roles to explore various career paths. We assist employees as they grow in a role in general career advancement with access to both on-line and classroom (now virtual) training. Employees have access to both a rich array of technical and professional development opportunities.

Communication and Engagement
Frequent and transparent communications are paramount at Informatica to engage and inform our teams. We utilize multiple communication channels to ensure our employees and managers receive timely information regarding the business strategy, product and service releases, financial results and priorities; as well as how to stay connected.
Intellectual Property
Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As of December 31, 2021, we had 33 patent applications filed and 111 patents issued in a variety of jurisdictions. Our issued patents are scheduled to expire at various times through February 2040. In addition, we have registered identifiers important to our business including “Informatica” and “CLAIRE” as trademarks in the United States and other jurisdictions. We are also the registered holder of a variety of domestic and international domain names that include “Informatica” and similar variations. In addition to the protections provided by our intellectual property rights, as part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. Where appropriate, we have also entered into patent cross-license agreements with third parties, thereby acquiring additional intellectual property rights which preserve our ability to pursue normal business activity and minimize our risks in entering new and adjacent technology markets.
Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products and services that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third parties may also claim that our platform infringes their intellectual property rights. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us or our customers or channel partners, whom our license or other agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain services or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected subscriptions or services, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees. As we face increasing competition and gain an increasingly higher profile, including as a result of becoming a public company, the possibility of intellectual property rights claims against us grows. We are not aware of any current infringement of any third-party patents or other proprietary rights by us, although we cannot guarantee this is the case. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business. For a further discussion of our intellectual property rights, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”
Corporate Information
We were incorporated in Delaware in June 2021. Our principal executive offices are located at 2100 Seaport Boulevard, Redwood City, California 94063, and our telephone number is (650) 385-5000.
Informatica, the Informatica logo and our other registered or common law trademarks, service marks or trade names appearing in this Report are the property of Informatica Inc. and its consolidated subsidiaries. This Report contains trademarks and trade names of other businesses that are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Report.

Available Information
Our website is located at www.informatica.com, and our investor relations website is located at http://investors.informatica.com. We have used, and intend to continue to use, our Investor Relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become factors that affect us. If any of the risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
•A security breach or incident may compromise the integrity of our products, create service outages for our hosted products, or allow unauthorized access to our network or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.
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
We expect to derive a significant portion of our subscription ARR from our existing subscription customer base. In the year ended December 31, 2021, approximately 87% of our total subscription ARR was generated from existing subscription customers, respectively. As a result, achieving a high renewal rate of our subscriptions is critical to our business. Our customers typically have no contractual obligation to renew their subscriptions after the completion of their then current subscription term, which is typically one to three years, and certain of our customers have a right to terminate during the subscription term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our platform or our customer support, our products’ inability to integrate with new and changing technologies, the perception of frequent or severe subscription outages, delays or lags in our product uptime or latency, and a mismatch in the pricing of our products and competing offerings.
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
In 2021, we had $558.5 million of maintenance revenue, which was 39% of our total revenue of $1,444.1 million. In 2020, we had $560.9 million of maintenance revenue, which was 42% of our total revenue of $1,323.1 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from on-premises licenses in favor of cloud-native products, customers' lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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

A security breach or incident may compromise the integrity of our products, create service outages for our hosted products, or allow unauthorized access to our network or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to maintain the security and integrity of our product source code and the computer systems that are used to develop and host our products. However, the threats to computer systems, networks and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” ransomware attacks, malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network, and the information they store and process. These risks and threats are heightened by many of our employees and service providers working remotely. Despite significant efforts to create technical and operational security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Like all software products, our software is vulnerable to such incidents. The impact of such an incident could disrupt the proper functioning of our products, create a service outage for our cloud services, cause errors in the output of our customers’ work, allow unauthorized access to, or use, disclosure, loss, acquisition, modification, unavailability, destruction or other processing of, sensitive, proprietary or confidential information of ours or our customers, and cause other destructive outcomes. In December 2021, we became aware of security vulnerabilities associated with Apache Log4j, which we use in certain enterprise and customer-facing Java applications. Although no customer or Informatica proprietary data were impacted, our security, development and customer success personnel invested unplanned time and resources in investigation, patching, documentation, and customer communications. Any actual or perceived cybersecurity attack or security breach or incident could delay or interrupt service to our customers and may deter customers from using our products and services. If any actual or perceived cybersecurity attack or security breach or incident affecting us or our products or services were to occur, our reputation may suffer, customers may stop buying our products and services, we could face claims, lawsuits and other proceedings by governmental and private actors, could face fines and other potential liability, and could find it necessary or appropriate to expend significant capital and other resources to alleviate problems caused by the cybersecurity attack or security breach or incident, and our business, results of operations and financial condition could be negatively affected. We and our service providers may face difficulties or delays in identifying, remediating and otherwise responding to any cybersecurity attack or other security breach or incident.

In addition, as we continue to devote more resources to evaluate our computer systems, networks and products for security vulnerabilities, the cost of addressing these vulnerabilities and otherwise working to prevent security breaches and incidents could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products and cloud services, customers may delay or stop purchasing our products and cloud services. Furthermore, we expect the risks related to computer system, network or security incidents to increase as we continue to develop our cloud products and services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments.

We also engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, fraud and other means of effectuating security breaches and incidents. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, acquisition, modification, unavailability, destruction or other processing of, our and our customers’ data, including sensitive and personal information. There may have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our products and services.
In addition, we have acquired a number of companies, products, services and technologies and may continue to do so in the future. As a result, we may inherit additional IT security issues when we integrate these acquisitions. Throughout our 25-year history, our on-premises products have accrued historical potential security vulnerabilities. As we migrate these products and underlying features and components to our cloud platform, many of these vulnerabilities are addressed, but some may persist. These potential vulnerabilities are reviewed according to our risk-based process that considers the residual risk based on compensating controls and other factors. Within our on-premises products, some existing vulnerabilities may become more impactful over time and some vulnerabilities may be newly discovered along with the normal course of security vulnerability disclosure. These vulnerabilities may create significant unplanned engineering effort and cost to resolve and redistribute to customers who remain on the on-premises version of our software.

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
We have experienced rapid subscription revenue growth in recent periods. We recognized subscription revenues of $747.7 million, $593.8 million and $471.7 million, representing 96%, 90%, and 77% of total software revenue for each year, for the years ended December 31, 2021, 2020 and 2019, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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
The continued adoption of cloud services, the increasing customer demand for subscription-based licensing, the accelerating volume and diversity of data creation, and the critical importance of data security continue to redefine business computing. We offer our products on a subscription-based license model including our cloud data management products that provide our customers with functionality within a cloud-based IT environment. Our strategy and business model for these subscription-based offerings, which differs from our legacy perpetual license-based model, continue to evolve and are subject to risks and uncertainties. It is difficult to forecast the revenue mix for our new sales and this makes it challenging to predict what portion of our new sales will be recognized as revenue in the current period versus recognized ratably over multiple periods.
We have continued to build on our cloud-focused strategy with the development of our Intelligent Data Management Cloud (IDMC) platform. As a result, we are deriving an increasing portion of our revenues over time from our subscription-based offerings. For example, we are aggressively investing in our go-to-market strategies and customer success organization for our cloud- and on-premises subscription products. These go-to-market strategies and efforts may differ from those we have used for perpetual license software products, may be temporarily disruptive and result in reduced sales productivity in addition to increased costs. The market for subscription-based offerings is not as mature as the market for perpetual license products and it may not develop as anticipated. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including concerns regarding the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, on-premises software solutions, and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription-based offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription-based offerings. Also, we expect demand for our subscription-based offerings to unfavorably impact demand for certain of our other products and services, such as support services on perpetually licensed products. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. Additionally, our future success depends in part on the growth of the market for cloud data management solutions and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data management solutions and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all. We may incur costs at a higher than expected rate as our subscription business continues to expand, adversely affecting our financial performance. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings, which will have an adverse impact on our margins. If we are unable to successfully establish our subscription offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively affected.
We may not be able to successfully manage the growth of our business if we are unable to scale our operations and enhance our internal systems, processes, and controls.
We continue to experience growth in our customer base and operations, which may place a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be necessary to scale our operations and increase productivity. These additional investments will increase our costs and may adversely affect our operating margins if we are unable to sufficiently increase revenues to cover these additional costs. If we are unable to successfully scale our operations and increase productivity, we may be unable to execute our business strategies. Our business has grown in recent years, as evidenced by headcount growth in India, Japan and EMEA, through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate, which may adversely affect our cash flows and results of operations. We moved our existing data center from our corporate headquarters to an external third-party facility, and also utilize other third-party data center facilities and public cloud providers, including Amazon Web Services, Microsoft Azure and Google Cloud, to host certain of our services, systems and data. Each of our commercial agreements with AWS, Microsoft Azure and Google Cloud have 3-year terms through 2024 and will remain in effect until terminated by us or the respective counterparty. AWS may terminate the agreement for convenience by providing us at least 30 days advanced notice or for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period. Microsoft Azure may terminate the agreement without cause upon 60 days’ notice or for material breach, subject to such party providing 30 days’ notice and a 30-day cure period. Google Cloud may terminate the agreement for material breach with a 30-

day cure period, if we cease operations or become subject to insolvency proceedings and the proceedings are not dismissed within 90 days, or we are in material breach more than twice notwithstanding any cure of such breaches. While we believe that we could transition among these cloud infrastructure providers or to alternative providers on commercially reasonable terms if needed, in the event any of these third-party facilities or public cloud providers become unavailable due to outages, interruptions or other unanticipated problems, or because they are no longer available on commercially reasonable terms or prices, our costs may increase and our operations may be impaired, which would adversely affect our business.
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
Upgrades to our internal systems, processes, and controls may require us to implement incremental reconciliation or additional reporting measures to evaluate the effectiveness of such upgrade or improvement, or to adopt new processes or procedures in connection with the upgrade or improvement. We may not be able to successfully implement upgrades and improvements to our systems, processes, and controls in an efficient or timely manner, if at all, and we may discover deficiencies in existing systems, processes, and controls, which could adversely affect our business. We have licensed technology and utilized support services from various third parties to help us implement upgrades and improvements. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. The support services available for such third-party technology also may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. In addition, we use both on-premises and cloud resources, and any security or other flaws in such resources could have a negative impact on our internal systems, processes, or controls.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $260.7 million, $230.2 million and $234.9 million of research and development expense in the years ended December 31, 2021, 2020 and 2019, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and aggressively investing in our go-to-market strategies for our newer products.
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
We have relied on our ability to grant equity awards as one mechanism for recruiting and retaining highly skilled talent. The liquidity available to our employee stockholders following our IPO may make it more difficult to retain employees who are fully vested in their equity awards.

We may experience fluctuations in our quarterly or annual operating results, especially in the amount of on-premises subscription license and other license revenues we recognize.
Our quarterly and annual operating results, particularly the upfront portion of revenue from our on-premises subscription license (i.e., term license) and our perpetual license revenues, have fluctuated in the past and may do so in the future. Our on-premises products, predominantly sold under a subscription-based license and to a lesser extent sold on a perpetual license basis, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic and geopolitical uncertainty may also cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. We generally recognize a substantial portion of our on-premises product license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter.
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
The market for cloud-based data management solutions is not as mature as the market for on-premises products, and it may not develop as anticipated. In addition, market acceptance of cloud-based solutions may be affected by a variety of factors, including concerns regarding the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, on-premises software solutions and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions. If our cloud-based solutions do not achieve widespread adoption or the market for cloud-based data management solutions generally does not evolve as expected, it could result in reduced customer purchases, reduced renewal rates and decreased revenue, any of which will adversely affect our business, financial condition and results of operations.
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
In the recent past, we experienced a reduced conversion rate of our overall pipeline, primarily as a result of general economic slowdowns and general macroeconomic uncertainty due in part to the COVID-19 pandemic, which caused the amount of customer purchases to be reduced, deferred or cancelled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased as a result of our additional investments in sales personnel and a gradually improving IT spending environment, they are not consistent on a quarter-to-quarter basis. Recent and current global macroeconomic uncertainty has had and may continue to have an adverse effect on our pipeline conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of investors, which could cause our stock price to decline.
We have expanded our international operations and opened sales offices in other countries. We have experienced and may continue to experience various leadership transitions in our worldwide sales organization.
We have also continued to make investments in our sales specialists and domain experts and to implement strategic changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. For example, in 2020, we shifted our go-to-market strategy within certain countries in APAC and Europe, reducing our direct sales headcount to align with local channel partners for distribution. As a result of our international expansion and these changes, as well as the increase in our direct sales headcount in the United States, we have invested heavily in our sales and marketing functions. We recognized $496.8 million, $451.8 million and $486.3 million of sales and marketing expense in the years ended December 31, 2021, 2020 and 2019, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty, geopolitical disruptions and challenging global economic conditions, such as those experienced due to the ongoing COVID-19 pandemic, can adversely affect the buying patterns of our customers and prospective customers, including the size of transactions, and lengthen our sales cycle. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data management initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. In addition, the purchase of our products may be delayed, or our sales cycle may become more complex, due to potential conflicts in our sales channels and sales processes if we increasingly sell our subscription-based offerings together with our perpetual license-based products or to accounts that have pre-existing perpetual license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to twelve months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of our products, including:
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
The sales prices for our subscription offerings and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of subscription offerings, on-premises offerings and professional services and their respective margins, anticipation of the introduction of new subscription offerings or professional services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. We cannot guarantee that we will be successful in developing and introducing new subscription offerings with enhanced functionality on a timely basis, or that any such new subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
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
We offer and sell our products via both the cloud and on-premises using the customer’s own infrastructure. Our cloud solutions enable quick setup and subscription pricing. Historically, our products were developed in the context of the on-premises offering, and we have less operating experience offering and selling our products via our cloud offering. Although a majority of our subscription revenue is currently generated from customers using our on-premises products, we believe that over time more customers will move to the cloud offering. As more of our customers transition to the cloud, we may be subject to additional contractual obligations with respect to privacy and data protection, service level agreements, as well as competitive pressures and higher operating costs, any of which may harm our business. We are directing a significant portion of our financial and operating resources to implement a robust cloud offering for our products, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our cloud offering competitively, and our business, results of operations and financial condition could be harmed. If our cloud offering does not develop as quickly as we expect, or if we are unable to continue to scale our systems to meet the requirements of a large cloud offering, our business may be harmed.

We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time due to a number of factors, including the mix of our perpetual license products and related support services, on premises subscription products, cloud products, and professional services revenue. Due to the differing revenue recognition policies applicable to our perpetual licenses, on premises subscriptions and cloud products, shifts in our business mix from quarter-to-quarter or period-to-period could produce substantial variation in revenue recognized. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower-margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability, unpredictability and varying revenue recognition methods could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could decline significantly.
We have a history of losses and may not be able to achieve profitability on a consistent basis. If we cannot achieve profitability, our business, financial condition, and results of operations may suffer.
We have incurred net losses since we were taken private in a 2015 transaction led by our Sponsors (the 2015 Privatization Transaction) as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $241.0 million, $284.0 million and $320.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $132.4 million, $149.4 million and $161.9 million, in the fiscal years 2021, 2020 and 2019, respectively. As a result, we incurred net losses of $99.9 million, $167.9 million and $183.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As a result, we had an accumulated deficit of $1,129.5 million as of December 31, 2021. In addition, we anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
Additionally, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings, will be adversely affected. Our failure to provide and maintain high-quality support services would have an adverse effect on our business, financial condition, and results of operations.
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
We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue our hiring as we expand. If we do not maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit that we believe we need to support our growth and to maintain our leadership position in the data management market. Moreover, many of our existing employees with exercisable options or other equity awards may be able to receive significant proceeds from sales of shares of our Class A common stock, which could lead to employee attrition and disparities of wealth among our employees that adversely affects relations among employees and our culture in general.
We rely on a number of different distribution channels to sell and market our products. Any conflicts that we may experience within these various distribution channels could result in confusion for our customers and a decrease in revenue and operating margins.
We have a number of relationships with resellers, system integrators, and distributors that assist us in obtaining broad market coverage for our products and services. Although our discount policies, sales commission structure, and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts, we may not be able to minimize these channel conflicts in the future. Any channel conflicts that we may experience could result in confusion for our customers and a decrease in revenue and operating margins.
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
•the unpredictability of the timing of our receipt of orders for perpetual licenses and on-premises subscriptions-based licenses, the revenue for which we typically recognize the majority upfront;

•the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;
•network outages or performance degradation of our cloud service;
•information security breaches;
•general economic, industry and market conditions, including any geopolitical disruptions or economic responses and counter-responses or otherwise by various global actors, including the military conflict between Russia and Ukraine;
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
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•other risk factors described in this Annual Report on Form 10-K.
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
We generate a portion of our revenues from solutions that enable organizations to achieve and maintain compliance with regulations and industry standards. For example, many of our customers subscribe to our security and compliance solutions to help them comply with general security standards, such as those developed and maintained by the U.S. National Institute of Standards and Technology (NIST), and with industry-specific security standards such as the HIPAA Security Rule, which applies to entities that need to protect electronic protected health information. Standard setting agencies and industry organizations like International Standards Organization (ISO) may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could impact the demand for or value of our solutions.

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
Based on our corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. We are a United States-based multinational company subject to tax in multiple United States and foreign tax jurisdictions. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix of income shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In the United States, legislation commonly referred to as the Tax Cuts and Jobs Act introduced a number of changes to U.S. federal income tax laws, the impact of which is uncertain. In addition, the authorities in the jurisdictions in which we operate could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations include the GDPR and the CCPA and are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.
We have implemented and maintain security measures intended to protect personal information, and we require our service providers to implement and maintain security measures intended to protect personal information they maintain or process for us. However, our security measures and those of our service providers remain vulnerable to various threats posed by hackers and criminals and by internal errors. If our or any of our service providers' security measures are overcome and any personal information that we or our service providers collect, store or otherwise process is breached, compromised or otherwise subject to unauthorized access, use or other processing, we may be required to comply with costly and burdensome breach notification obligations. We may also be subject to investigations, enforcement actions and private lawsuits. For example, the CCPA imposes a private right of action for certain security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private action, settlements and other consequences. In addition, any data security incident is likely to generate negative publicity and have a significant negative effect on our business.

In connection with the operation of our business, we may collect, store, transfer and otherwise process certain personal information. As a result, our business is subject to a variety of government and industry regulations, as well as other obligations, related to privacy, data protection and information security.
Privacy, data protection and information security have become significant issues in various jurisdictions where we offer our products. The regulatory frameworks for privacy, data protection and information security issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. Industry organizations also regularly adopt and advocate for new standards in these areas. If we fail or are perceived to have failed to comply with any of these laws, regulations, standards or other actual or asserted obligations, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business, financial condition and results of operations.
In the United States, we may be subject to investigation and/or enforcement actions brought by federal agencies and state attorneys general and consumer protection agencies. We publicly post policies and other documentation regarding our practices concerning the processing, use and disclosure of personal information. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
Internationally, virtually every jurisdiction in which we operate has established its own data security, privacy and data protection legal frameworks with which we or our customers must comply. Within the Economic Area (EEA), the GDPR became fully effective in May 2018 and applies to the processing (which includes the collection and use) of certain personal data. As compared to previously effective data protection law in the EEA, the GDPR has imposed additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the EEA and Switzerland to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the EEA and Switzerland, in particular as a result of continued legal and legislative activity within the EEA that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data. For example, in July 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework, which provided a mechanism for the transfer of data from EU member states to the United States, on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. We certified compliance with the Privacy-Shield Framework and Principles and relied, in part, on EU-U.S. Privacy-Shield as one of the mechanisms for transferring data to the United States. The CJEU also advised that Standard Contractual Clauses (another transfer mechanism) were not alone sufficient to protect data transferred to the United States. The use of SCCs for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities, and must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Guidance and decisions from European supervisory authorities may continue to call into question the legality of certain transfers and/or impose conditions on certain transfers that may be difficult for Informatica to meet or may be disruptive or costly to our operations.

Further, on June 4, 2021, the European Commission finalized new versions of the SCCs, with the Implementing Decision effective June 27, 2021. Under the Implementing Decision, we will have until December 27, 2022 to update any agreements executed before September 27, 2021 that rely on SCCs as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA and Switzerland, and we may be required to take additional steps, including engaging in additional contractual negotiations, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of shifting business sentiment in the EEA regarding international data transfers and the data protection obligations imposed on them. We may find it necessary to augment systems to maintain personal data originating from the EEA in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. We and our customers may face a risk of enforcement actions taken by European data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law.

Additionally, Brexit has created additional uncertainty with regard to the regulation of data protection in the United Kingdom (UK). Personal data processing in the UK is now governed by the UK General Data Protection Regulation and other domestic data protection laws, such as the UK Data Protection Act of 2018, which provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of worldwide revenues. Although the European Commission adopted an adequacy decision for the UK in June 2021 that allows for the continued flow of personal data from the EU to the UK, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption. In February 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses (UK SCCs) to support personal data transfers out of the United Kingdom. If approved by the UK’s Parliament, the UK SCCs will become effective in March 2022. These and other developments with respect to data protection could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. We cannot fully predict how UK data protection laws or regulations may develop in the medium to longer term or how the EU will treat the UK with respect to data protection issues, including those relating to data transfers to and from the UK. We may incur liabilities, expenses, costs and other operational losses relating to UK data protection laws, including in connection with any measures we take to comply with them, and we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices with respect to the UK.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act and state laws relating to privacy and data security, including the CCPA, which, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA became effective on January 1, 2020, and has been amended on multiple occasions. Moreover, the California Privacy Rights Act, or CPRA, was approved by California voters in the election on November 3, 2020. Most obligations of the CPRA relating to consumer data take effect beginning on January 1, 2023. The CCPA and CPRA require covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. Other states have also enacted or proposed similar data privacy laws. For example, in 2021, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. The effects of the CCPA, CPRA, and other privacy laws in the United States are significant and have required, and may require, us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. This legislation and other proposed laws at the state and federal level in the United States, could create the potential for a patchwork of overlapping but different laws, result in further uncertainty, require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.

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

Because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with industry standards, are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products, and we could face fines, lawsuits, regulatory investigations and other claims and penalties, and we could be required to fundamentally change our products or our business practices, which could have an adverse effect on our business. Any inability to adequately address privacy, data protection and data security concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy, data protection and information security laws, regulations and other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and countries outside of the United States. If we are not able to adjust to changing laws, regulations and standards relating to privacy, data protection and information security or use of the Internet, our business may be harmed.
As our business expands, we are subject to increasingly complex regulatory and compliance obligations and differing business practices, both foreign and domestic, which may strain our resources and divert management’s attention.
During the past few years, our organizational structure has increased in complexity due to compliance with financial reporting obligations, tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements, including compliance with the rules and regulations related to anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (FCPA) and the UK Bribery Act of 2010 (UK Bribery Act). In addition, new or changing rules and regulations, including those relating to corporate governance, securities laws and public disclosure, often create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These practices may evolve over time upon new guidance from regulatory or governing bodies, resulting in continued uncertainty regarding compliance and higher costs to adopt or modify our practices accordingly. Also, as we expand internationally, we become subject to the various rules and regulations of foreign jurisdictions. If we are unable to effectively comply with the rules and regulations applicable to us, particularly those relating to financial reporting, investors may lose confidence in our ability to manage our compliance obligations. Furthermore, we continue to develop our cloud products and services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. These new cloud products and services may expose us to higher regulation than our traditional on-premises products and services, particularly with respect to privacy, data protection and data security. Privacy laws are changing and evolving globally, and many countries have more stringent data protection laws than those in the United States. As a result, new cloud products and services may increase our liability exposure, compliance requirements and costs associated with privacy, data protection and data security issues. Our efforts to comply with all of these requirements may result in an increase in expenses and a diversion of management’s time and attention from other business activities. If our efforts to comply differ or are perceived to differ from those intended or required by regulatory or governing bodies, such authorities or others may initiate inquiries or other proceedings against us, and we may be subject to fines, other liabilities and damages to our reputation, any of which may have an adverse effect on our business, financial condition and results of operations.

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

Our software is subject to U.S. export control laws and regulations including the Export Administration Regulations (EAR), and trade and economic sanctions maintained by the Office of Foreign Assets Control (OFAC). As such, an export license may be required to export or reexport our products to certain countries, end-users and end-uses. Because we incorporate encryption functionality into our products, we also are subject to certain U.S. export control laws that apply to encryption items. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties. These risks are heightened in the case of rapidly evolving world events in Ukraine and Eastern Europe, as the United States, other countries and global coalitions have issued numerous sanctions and revisions to export control regulations and sanctions against Russia, Belarus and other regions in quick succession and with very short time periods with which to fully comply.
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
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, measurement of stock-based compensation expense, accounting for intangible assets, assessing indicators of potential goodwill impairment, and accounting for income taxes including deferred tax assets and liabilities.
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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 33%, 33% and 32% of our revenue from outside of our North American region for the years ended December 31, 2021, 2020 and 2019, respectively. Our international operations are subject to numerous risks, including:
•geopolitical disruption and resulting sanctions and export controls, and general economic and political conditions in these foreign markets;
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
Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical disruption, have resulted in extreme volatility in credit, equity, and foreign currency markets. These conditions have also adversely affected the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles, and have adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. If macroeconomic or geopolitical conditions deteriorate or if the pace of recovery slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in the European credit, equity and foreign currency markets or geopolitical disruptions, including the military conflict between Russia and Ukraine, could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe and other regions throughout the world. If tensions between the United States, members of NATO and Russia continue to escalate and create global security concerns, that may lead to an increased adverse impact on regional and global economies and increase the likelihood of cyber attacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
Although we do not have material business involvement in Ukraine, Russia or Belarus, geopolitical instability in the region and new sanctions and enhanced export controls may impact our ability to sell or export our software products in Ukraine, Russia, Belarus and surrounding countries. A majority of our business in Russia and Belarus is already restricted by sanctions and export control laws. While we do not believe the overall impact to be material to our business results, if the conflict and scope of sanctions expand further or persist for an extended period of time, our business could be harmed.
We may experience fluctuations in foreign currency exchange rates that could adversely impact our results of operations.
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates may negatively affect our revenues in the near term. As our international operations grow, if fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and income. In particular, these unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,400 employees as of December 31, 2021.

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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% of our revenue for each of the past three fiscal years ended December 31, 2021, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
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
Most of our sales to government entities have been made indirectly through third-party distributor or resellers that sell our products. Government entities may have contractual or other legal rights to terminate contracts with our providers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the provider receives a significant portion of its revenue from sales to such governmental entity, the financial health of the provider could be substantially harmed which could negatively affect our future sales to such provider. Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. If an audit or investigation uncovers improper or illegal activities, including any misuse of confidential or classified information by our employees, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with such government entity, or enter into a settlement in lieu of the foregoing, which may not be on favorable terms to us. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us or our employees or should our products not perform as contemplated in government deployments.

In compliance with recently issued sanctions and enhanced export control regulations, we have stopped sales of software to all sanctioned customers including government end customers in Russia and Belarus. The impact of this stoppage is not material to our overall business and our financial operations.
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
We do not exercise control over many aspects of the development of open source technology. Different groups of open source software programmers compete with one another to develop new technology. Open source technology may include security vulnerabilities, to which our products and services may be exposed without timely or effective means for remediation or mitigation. Typically, the technology developed by one group will become more widely used than that developed by others. In some offerings, the race to innovate eclipses the responsibility to continuously patch security vulnerabilities and functional bugs. If an offering we rely on is unable to keep pace with our functional or non-functional requirements, we may be required to invest resources to keep it updated or to seek alternatives. If we acquire or adopt new technology and incorporate it into our offerings but competing technology becomes more widely used or accepted, the market appeal of our offerings may be reduced, which could harm our reputation, diminish our brands and adversely affect our business, financial condition, results of operations and cash flows.
We face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.
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
As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been active in the enterprise software market and have targeted whole industries as defendants.
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
Our success depends upon our proprietary technology. We believe that our product development, product enhancements, name recognition, and the technological and innovative skills of our personnel are essential to establishing and maintaining a technology leadership position. We rely on a combination of patent, copyright, trademark, and trade secret rights, confidentiality procedures, and licensing arrangements designed to establish and protect our proprietary rights. As of December 31, 2021, we had 111 issued patents and 33 pending patent applications in the United States and abroad.
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
We have a significant amount of indebtedness. As of December 31, 2021, our total indebtedness was $1.85 billion. Subject to the limits contained in the credit agreement that governs our credit facilities (the "Credit Facilities") and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:
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
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Credit Facilities, are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
In addition, the credit agreement that governs the Credit Facilities contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
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

We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the year ended December 31, 2021, our cash flows dedicated for debt service requirements totaled $121.0 million, which includes principal payments of $17.8 million and interest payments of $103.2 million. For the year ended December 31, 2021, our net cash provided by operating activities was $228.7 million, which includes interest paid of $103.2 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $331.9 million. For the year ended December 31, 2021, approximately 36% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement that governs the Credit Facilities restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially adversely affect our financial position and results of operations.
In addition, we conduct substantially all of our international operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on local restrictions that may impact our ability to obtain cash from cash flow generated by our subsidiaries. While the credit agreement that governs the Credit Facilities limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
If we cannot make scheduled payments on our debt, we will be in default and the lenders under the Credit Facilities could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events could result in your losing your investment in our Class A common stock.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreement that governs the Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2021, our Revolving Credit Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $0.7 million utilized under the Revolving Credit Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
The terms of the credit agreement that governs the Credit Facilities restricts our current and future operations, particularly our ability to respond to changes in the economy or our industry or to take certain actions.
The credit agreement that governs our Credit Facilities contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
In addition, the credit agreement requires us to maintain a first lien net leverage ratio if borrowings outstanding under the Revolving Credit Facility exceed a specified threshold. Our ability to meet this leverage ratio can be affected by events beyond our control, and we may be unable to meet the ratio.
A breach of the covenants or restrictions under the credit agreement that governs the Credit Facilities could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement that governs the Credit Facilities would permit the lenders under our Credit Facilities to terminate all commitments to extend further credit under those facilities. Furthermore, if we were unable to repay the amounts due and payable under the Credit Facilities, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
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
Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans under the Credit Facilities were fully drawn, each quarter point change in interest rates, excluding the effects of any interest rate swap agreements, would result in approximately a $5.3 million change in annual interest expense on our indebtedness under the Credit Facilities. We have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, including our Credit Facilities, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances.
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

Substantial future sales could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. Under our amended and restated registration rights agreement, certain stockholders can require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the United States in the open market.
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
Our Sponsors and their affiliates control approximately 87% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of December 31, 2021. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. As of December 2021, FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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
Our amended and restated bylaws will provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the U.S. federal courts have exclusive jurisdiction.
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
Our Sponsors and their affiliates control approximately 87% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of December 31, 2021. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other significant natural disasters or events beyond our control. In addition, acts of terrorism, war and other geopolitical unrest (including the military conflict between Russia and Ukraine and any related political or economic responses and counter-responses or otherwise by global actors) could cause disruptions in our business or the business of our partners, customers or the economy as a whole. We have prepared a detailed disaster recovery plan which includes the use of internal and external resources and will continue to expand the scope over time. Disasters or disruptions can negatively affect our operations given necessary interaction among our international facilities.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES
We own our corporate headquarters, which is located in two buildings totaling approximately 290,000 square feet in Redwood City, California, which we purchased in 2012. We also own the associated 11.6 acres of land including two parking lots. These buildings are our principal facilities and house executive, sales and marketing, product development, customer support and general and administrative employees.
We also occupy leased facilities in the United States, including offices located in Austin, Texas and New York, which are primarily used for sales and marketing, product development and general and administrative employees. We lease office facilities outside of the United States in Sydney, Australia; Sao Paulo, Brazil; Hong Kong, China; Paris, France; Dublin, Ireland; Milan, Italy; Tokyo, Japan; Amsterdam, the Netherlands; Singapore; Madrid, Spain; Stockholm, Sweden; and Maidenhead, United Kingdom and are used primarily for sales and marketing, customer support, and general and administrative employees.
We also lease facilities in Bangalore, India; Stuttgart, Germany; and Toronto, Canada which are used primarily for our product development, customer support, professional services and general and administrative employees. We also lease additional facilities including Maxdorf, Germany; Chennai and Hyderabad, India; Tel Aviv, Israel; Krakow, Poland; and Kazan, Russia where our offices are primarily used for product development.
These leased facilities expire at various times through 2035. We are continually evaluating the adequacy of existing facilities and additional facilities in other locations. We are also looking at the implications of hybrid offices.
ITEM 3. LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 20. Commitments and Contingencies in the Notes to our Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock and Related Stockholder Matters

Our Class A common stock has been traded on the New York Stock Exchange under the symbol “INFA” since October 27, 2021. Prior to that time, there was no public market for our Class A common stock.

Holders of Record

At March 18, 2022, there were 44 stockholders of record of our Class A common stock, one stockholder of record of our Class B-1 common stock and one stockholder of record of our Class B-2 common stock. The number of record holders of our Class A common stock does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders of our Class A common stock is higher than the number of our stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock. Additionally, our ability to pay dividends on our Class A common stock and Class B-1 common stock is limited by restrictions on our ability to pay dividends or make distributions under the terms of our Credit Facilities. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Price Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act.

The following graph shows the cumulative total returns to our stockholders between October 27, 2021 (the date that our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2021 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index at their respective closing prices. An investment of $100 is assumed to have been made in our Class A common stock and in each index at the market close on October 27, 2021, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On October 29, 2021, we completed our IPO, with a subsequent full exercise of the underwriters’ option to purchase additional shares. We issued and sold 33,350,000 shares of Class A common stock, par value $0.01, at an offering price of $29.00 per share. We received an aggregate net proceeds of $915.7 million, after underwriting discounts and commissions of $51.5 million.

We have used the majority of the net proceeds from our IPO to repay the outstanding indebtedness under our First Lien Credit Agreement and our Second Lien Credit Agreement, as described in the section titled

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Information Regarding Forward-Looking Statements” included elsewhere in this Report.
A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Final Prospectus dated October 26, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 27, 2021.
Overview
We have pioneered a new category of software, the Intelligent Data Management Cloud, or IDMC. IDMC is our AI-powered platform that connects, manages, and unifies data across any multi-cloud, hybrid system, empowering enterprises to modernize and advance their data strategies.

On October 29, 2021, Informatica completed its initial public offering (the “IPO”), in which we issued and sold 29,000,000 shares of our Class A common stock at $29.00 per share. On November 10, 2021, we issued and sold an additional 4,350,000 shares of Class A common stock in connection with a full exercise of the underwriters’ option to purchase additional shares granted in the IPO. We received net proceeds from the IPO of $915.7 million after deducting the underwriters’ discounts and commission.
We generate revenues from the sale of software products and related maintenance and professional services. The vast majority of our software revenue consists of fees generated through the sale of our subscription-based products and related support agreements for our subscription products. We have pivoted our business to focus on subscription revenue and have consequently grown our subscription revenue, which was $747.7 million,

$593.8 million, and $471.7 million in 2021, 2020, and 2019, respectively. Over this period, our subscription revenue as a percentage of total software revenue was 96%, 90%, and 77% for 2021, 2020, and 2019, respectively.
Our subscription products can be purchased individually as distinct product families or together as a tightly integrated platform to support complex data management needs and certain customer journeys. Our subscription products are sold through contracts primarily with a one-, two- or three-year term, with an average contract term slightly over two years as of December 31, 2021. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud-based subscription products on a ratable basis over the contract term. We generally recognize the majority of the revenue from our subscription-based on-premises licenses at the start of the contract term. The remaining portion of on-premises subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
We generate additional software revenue from the sale of perpetual licenses. Consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue has decreased. The perpetual license revenue as a percentage of total revenue was 4%, 10%, and 23%, for 2021, 2020, and 2019, respectively.
Our maintenance and professional services revenues consist of recurring maintenance fees related to perpetual licenses and one-time professional services fees, respectively. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products. We recognized $558.5 million, $560.9 million, and $572.1 million of maintenance revenue in fiscal 2021, 2020 and 2019, respectively.
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
Historically, we have focused our selling efforts on executives such as chief information officers (CIOs) and chief data officers (CDOs) who are often making decisions to purchase our products for their most important business initiatives. CIOs adopt our platform as part of their cloud migration journey, application modernization efforts, and business 360 initiatives. CDOs purchase our products as part of their overall data governance, access, and security strategies in order to democratize data access for everyone across the company. We recently expanded our go-to-market efforts to focus more on departmental line of business customers.
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased one of our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting the purchase of our Data Quality and Data Governance families of products. We also market our cloud products to our large installed base of perpetual license customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain internal IT infrastructure to lower-cost elastic cloud architecture. In 2020, we also introduced a new consumption-based pricing model to provide customers greater flexibility regarding trial, use and consumption of a broad array of our cloud-based services. The effectiveness of our land and expand strategy is evidenced by our Subscription Net Retention Rate (NRR), which was 114%, 114%, and 113% as of the December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, we had approximately 5,700 customers7 in a wide variety of industries located in over 100 countries and territories. Approximately 67%, 67% and 68% of our total revenues for fiscal 2021, 2020 and 2019, respectively, were from our North America region, which we define as the United States and Canada.
Purchasing patterns for our products have followed quarterly and seasonal trends that we expect to continue. We typically sell a substantial portion of our software product licenses and services in the last month of each quarter, and demand for our software products and professional services are generally highest in the fourth quarter and lowest in the first quarter of each year.
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
Continued Adoption of our Subscription Products.    Our success will largely depend on customers’ continued uptake of our subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to subscription and cloud-based services, we believe demand for our platform and subscription-based products will increase. Total subscription ARR was $802.3 million, $607.2 million and $445.8 million at December 31, 2021, December 31, 2020 and December 31, 2019, respectively, representing growth of 32% in 2021 and 36% in 2020. At December 31, 2021, Subscription ARR represented 59% of total ARR, Cloud ARR (which is the total ARR derived from hosted products) represented 40% and 23% of Subscription ARR and total ARR, respectively. At December 31, 2020, Subscription ARR represented 52% of total ARR, and Cloud ARR (which is the total ARR derived from hosted products) represented 37% and 20% of Subscription ARR and total ARR, respectively. At December 31, 2021, our $802.3 million of Subscription ARR was comprised of $317.0 million in Cloud ARR, $121.9 million in PowerCenter-related product ARR and $363.7 million in ARR from non-PowerCenter self-managed products. Cloud ARR grew at a rate of 40% for the year ended December 31, 2021. Many of our new subscription products were architected to be deployed in the cloud, and we intend to make the remainder of our subscription products available in the cloud to meet the demands of our customers. In addition, we assist our customers with migrations of their Informatica on-premises data integration and MDM installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended December 31, 2021, we have entered into agreements to migrate a total of approximately $10.8 million of maintenance ARR, which has converted into approximately $21.0 million in Cloud ARR. Our future growth will depend in part on our ability to develop new market-leading cloud products to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 55% of our subscription customers as of December 31, 2021 did not have a prior maintenance contract with us. In addition, our ability to attract new customers will depend in part on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using hand-coded, custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We have recently added a dedicated inside sales team to our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make investments in sales and marketing to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Subscription NRR, which was 114%, 114%, and
7 We compute the number of customers by assessing when we have a subscription contract or perpetual license maintenance contract sold to a unique entity. If we sell to several different divisions, segments or subsidiaries inside a company, we count each division, segment or subsidiary as a separate customer. If a customer has both a maintenance contract and a subscription contract, we count this as a single customer.

113% as of December 31, 2021, 2020 and 2019, respectively. We increased the average subscription ARR per subscription customer by approximately 60% from December 31, 2019 to December 31, 2021, from $139 thousand to $221 thousand. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as of December 31, 2021, 2020 and 2019, we had 153, 104 and 66 customers individually with over $1 million in Subscription ARR each, respectively.

Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, in 2021 and 2020, we achieved a subscription renewal rate8 of 92% and 92%, and a maintenance renewal rate9 of 95% and 95%, respectively. We intend to continue investing in our products and customer success organization to maintain these compelling retention rates.
Investment in Go-to-Market Efforts. Our business and results of operations will also be significantly affected by our success in strengthening our relationships with strategic partners, including cloud hyperscalers, including AWS, Google Cloud Platform, Microsoft Azure, cloud partners such as Snowflake and Databricks, global system integrators, including Deloitte, Accenture and Cognizant, and value-added resellers and distributors. We believe further developing these key strategic relationships will help us scale and enhance co-selling of our products and services with these partners. We plan to continue to strengthen and expand our network of strategic partners to increase sales to both new and existing customers and offer new and existing products on partner marketplaces. We believe that investing in sales enablement and co-selling efforts with our strategic partners will broaden our distribution footprint globally and extend and improve our engagement with a broad set of prospective customers.
Key Business Metrics and Non-GAAP Financial Measure
We review a number of operating and financial metrics, including the following unaudited key business metrics and non-GAAP financial measure to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except percentages)
Total Annual Recurring Revenue	$1,360,237	$1,160,375	$1,020,546
Maintenance Annual Recurring Revenue	$557,908	$553,135	$574,739
Subscription Annual Recurring Revenue	$802,329	$607,240	$445,807
Cloud Annual Recurring Revenue	$316,994	$226,590	$166,921
Subscription Net Retention Rate	114%	114%	113%
Adjusted EBITDA (Non-GAAP)	$377,419	$399,611	$334,825

Key Business Metrics
Annual Recurring Revenue
Annual Recurring Revenue (ARR) represents the expected annual billing amounts from all active maintenance and subscription agreements. ARR is calculated based on the contract Monthly Recurring Revenue (MRR) multiplied by 12. MRR is calculated based on the accounting adjusted total contract value divided by the
8 We compute the subscription renewal rate by assessing the value of annual subscription contracts that expire at the end of each period (denominator) and comparing this to the amount that we renew for that set of expiring contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a subscription contract, we count that amount as removed from the numerator in that period.
9 We compute the maintenance renewal rate by assessing the value of annual maintenance contracts for perpetual licenses that expire at the end of each period (denominator) and comparing this to the amount that we renew for that set of expiring contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a maintenance contract, we count that amount as removed from the numerator in that period. If a customer cancels a maintenance contract and migrates the underlying product to one of our cloud products, this loss of maintenance would be counted as a cancellation and reduce our maintenance renewal rate.

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
We believe ARR is an important metric for understanding our business since it tracks the annualized cash value collected over a 12-month period for all our recurring contracts, irrespective of whether it is a maintenance contract on a perpetual license, a ratable cloud contract, or an on-premises term-based subscription license.

Maintenance Annual Recurring Revenue
Maintenance Annual Recurring Revenue represents the portion of ARR only attributable to our maintenance contracts.

We believe that Maintenance ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all our maintenance contracts. Maintenance ARR includes maintenance contracts supporting our on-premises perpetual licenses. Maintenance ARR should be viewed independently of maintenance revenue and deferred revenue related to our maintenance contracts and is not intended to be combined with or to replace either of those items.
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

We believe Subscription NRR is an important metric for understanding our business since it measures the rate at which we are able to sell additional products into our subscription customer base. As of December 31, 2021 and December 31, 2020, our Subscription NRR was 114% and 114%, respectively.

Non-GAAP Financial Measure
In addition to our results determined in accordance with generally accepted accounting principles in the United States (GAAP), we believe the following non-GAAP measure is useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as tools for comparison. A reconciliation is provided below for our non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA
We define adjusted EBITDA as GAAP net loss as adjusted for income tax (benefit) expense, interest income, interest expense, loss on debt refinancing, other income (expense), net, stock-based compensation, amortization of intangibles, equity compensation related payments, one-time fees related to acquisitions, costs related to discrete payments for legal settlements, restructuring costs and executive severance, one-time impairment on restructured facilities, sponsor-related costs and depreciation. Equity compensation payments are related to the repurchase of employee stock options.

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
GAAP net loss	$(99,929)	$(167,887)	$(183,225)
Income tax (benefit) expense	24,039	(22,321)	(22,996)
Interest income	(1,213)	(2,254)	(4,062)
Interest expense	132,439	149,445	161,877
Loss on debt refinancing	30,882	37,400	1,085
Other income (expense), net	(26,312)	26,404	(16,722)
Stock-based compensation	45,017	12,044	15,409
Amortization of intangibles	245,895	287,767	323,626
Equity compensation payments	(10)	18,210	34,352
Acquisition transaction fees	128	3,001	749
Restructuring costs and executive severance	—	28,216	—
Sponsor-related costs	1,644	2,000	2,000
Depreciation	24,839	27,586	22,732
Adjusted EBITDA	$377,419	$399,611	$334,825
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
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing conditions caused by this pandemic may affect the rate of global information technology spending and could adversely affect our business for future periods by lengthening our sales cycles, reducing customer spending, negatively impacting collections of accounts receivable, causing some of our customers to go out of business, limiting the ability of our direct sales force to travel to existing and potential customers’ sites and limiting the ability of our professional services team to perform on-site work. Additionally, the COVID-19 pandemic may continue to impact our operations outside the United States even if local containment efforts are successful. Refer to the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Components of Results of Operations
Software Revenues
Subscription Revenues.    Subscription revenues consist of revenues from customers under subscription cloud services, subscription-based on-premises licenses, and related support services. Revenues from our cloud-based subscription products are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The majority of the revenues from our subscription-based on-premises licenses is recognized at a point in time upon transfer of control of the license to the customer, similar to perpetual licenses. Support services sold with subscription-based on-premises licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, subscription contracts are one to three years in length, with an average contract duration slightly greater than two years in 2021, and the related fees are typically billed annually in advance in equal installments across the term of the contracts.
Perpetual License Revenues.    Perpetual license revenues are revenues from customers and partners for sales of our software under on-premises perpetual licenses. Revenue from our perpetual license products is generally recognized at a point in time upon transfer of control of the license to the customer, which is typically upon making the software available to our customers. We expect revenue from perpetual licenses to be less than 5% of total revenues going forward, as we focus the majority of our product development spending on pure cloud products and our go-to-market efforts on subscription-based licensing for software sales. While we continue to offer our perpetual licenses to select customers and geographies, we disincentivize our sales force from selling our perpetual licenses in favor of our subscription-based offerings.
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
Cost of Revenues
Cost of Software Revenues.    Our cost of software revenues is a combination of costs of subscription revenues and perpetual licenses. Cost of subscription revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services, internal personnel-related expenses to operate and secure our hosting infrastructure, and royalties paid to postal authorities for address data and other vendors that provide content for our data-as-a-service offerings. In addition, these expenses include costs which are personnel-related expenses from our IT, Facilities and Procurement functions and expenses related to occupancy and enterprise systems allocated based on headcount (Shared Costs). Cost of perpetual license revenues consists primarily of software royalties payable to third parties.
Cost of Maintenance and Professional Services Revenues.    Our cost of service revenues is a combination of costs of maintenance, consulting and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel-related expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel-related expenses, including employee costs, subcontractor costs and travel, entertainment, Shared Costs, and other expenses. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices and customer locations.
Amortization of Acquired Technology.    Amortization of acquired technology is the amortization of technologies recorded primarily as a result of the 2015 Privatization Transaction and, to a lesser extent, from business acquisitions and acquired technology licenses.
Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation as well as consulting services, travel expenses, Shared Costs, software expenses associated with the development of new products, enhancement and localization of existing products, and quality assurance and development of documentation for our products. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in our products is important for our growth and, as such, expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, but are expected to be relatively consistent as a percentage of revenue.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related expenses, including commissions, stock-based compensation and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel and entertainment, trade shows, software expenses, outside services and Shared Costs. Although we shifted our go-to-market strategy within APAC and EMEA in 2020, reducing our direct sales headcount to align with local channel partners for distribution, we expect to make significant investments going forward as we expand our customer acquisition and retention efforts, and to support the growth of our subscription products, and therefore expect sales and marketing expense to increase in absolute dollars but may vary as a percentage of revenue for the foreseeable future.
General and Administrative
Our general and administrative expenses consist primarily of personnel-related expenses (including stock-based compensation) for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services, travel expenses and Shared Costs. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations, and professional services. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of revenue.
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
Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest expense, interest income earned on our cash, cash equivalents, short-term investments, mark-to-market gains and losses on interest rate swaps, unrealized gain and loss on Euro term loan, foreign exchange transaction gains and losses and rental income.
Income Taxes
We use the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. We evaluate the realization of deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.

Results of Operations
The following table sets forth our consolidated statement of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Revenues:
Subscriptions	$747,672	$593,834	$471,707
Perpetual license	29,269	63,126	143,392
Software revenue	776,941	656,960	615,099
Maintenance and professional services	667,114	666,136	691,431
Total revenues	1,444,055	1,323,096	1,306,530
Cost of revenues:
Subscriptions	81,266	54,454	46,867
Perpetual license	4,452	3,876	3,350
Software costs	85,718	58,330	50,217
Maintenance and professional services	172,820	161,197	173,166
Amortization of acquired technology	73,461	98,458	115,544
Total cost of revenues	331,999	317,985	338,927
Gross profit	1,112,056	1,005,111	967,603
Operating expenses:
Research and development	260,660	230,151	234,879
Sales and marketing	496,816	451,839	486,298
General and administrative	122,112	93,548	101,638
Amortization of intangible assets	172,434	189,309	208,082
Acquisition, litigation settlement, and other charges	128	19,477	749
Total operating expenses	1,052,150	984,324	1,031,646
Income (loss) from operations	59,906	20,787	(64,043)
Interest income	1,213	2,254	4,062
Interest expense	(132,439)	(149,445)	(161,877)
Loss on debt refinancing	(30,882)	(37,400)	(1,085)
Other income (expense), net	26,312	(26,404)	16,722
Loss before income taxes	(75,890)	(190,208)	(206,221)
Income tax (benefit) expense	24,039	(22,321)	(22,996)
Net loss	$(99,929)	$(167,887)	$(183,225)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2021	2020	2019

Revenues:
Subscriptions	52%	45%	36%
Perpetual license	2	5	11
Software revenue	54	50	47
Maintenance and professional services	46	50	53
Total revenues	100	100	100
Cost of revenues:
Subscriptions	6	4	4
Perpetual license	—	—	—
Software costs	6	4	4
Maintenance and professional services	12	12	13
Amortization of acquired technology	5	7	9
Total cost of revenues	23	24	26
Gross profit	77	76	74
Operating expenses:
Research and development	18	17	18
Sales and marketing	34	34	37
General and administrative	8	7	8
Amortization of intangible assets	12	14	16
Acquisition, litigation settlement, and other charges	—	1	—
Restructuring charges
Total operating expenses	73	74	79
Income (loss) from operations	4	2	(5)
Interest income	—	—	—
Interest expense	(9)	(11)	(12)
Loss on debt refinancing	(2)	(3)	—
Other income (expense), net	2	(2)	1
Loss before income taxes	(5)	(14)	(16)
Income tax (benefit) expense	2	(2)	(2)
Net loss	(7)%	(13)%	(14)%

Comparison of Fiscal Years Ended December 31, 2021 and 2020
Revenues
The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2021	2020
Subscriptions	747,672	593,834	26%
Perpetual license	29,269	63,126	(54)%
Total software revenues	776,941	656,960	18%
Maintenance	558,470	560,868	—%
Professional services	108,644	105,268	3%
Total maintenance and professional services revenues	667,114	666,136	—%
Total revenues	$1,444,055	$1,323,096	9%
Total revenues increased by 9% to $1,444.1 million during the year ended December 31, 2021 compared to $1,323.1 million for the year ended December 31, 2020, primarily due to a 18% increase in software revenues, which represents 54% of total revenues for the year ended December 31, 2021.
Software Revenues
Our subscription revenues increased to $747.7 million (or 52% of total revenues) for the year ended December 31, 2021 from $593.8 million (or 45% of total revenues) for the year ended December 31, 2020. The increase in subscription revenues of $153.9 million (or 26%) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to an increase in our subscription customers and continued expansion within existing customers.
We expect the mix of subscription revenues as compared to total software revenues to continue to increase from prior year levels due to our prioritization of subscription revenues, growing installed customer base, a large number of multi-year subscription sales, and an anticipated increase in demand for subscription offerings.

     Our perpetual license revenues decreased to $29.3 million (or 2% of total revenues) for the year ended December 31, 2021 from $63.1 million (or 5% of total revenues) for the year ended December 31, 2020. The decrease in perpetual license revenues of $33.8 million (or 54%) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to a decrease in the number of transactions and average transaction price of our software under perpetual licenses as we have focused our sales efforts on our subscription offerings and expanded our cloud business.
We expect perpetual license revenues and the mix of perpetual license revenues as compared to total software revenues to continue to decrease in future periods.
Maintenance and Professional Services Revenues
Maintenance revenues decreased to $558.5 million (or 39% of total revenues) for the year ended December 31, 2021 from $560.9 million (or 42% of total revenues) for the year ended December 31, 2020. The decrease of $2.4 million (or 0%) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to non-renewals and declining sales of perpetual licenses offset by maintenance on new perpetual license sales, uplifts upon renewal, and a favorable foreign currency impact of $7.3 million. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the continued lower expected sales of new perpetual licenses as we sell a greater mix of new cloud and other subscription-based offerings relative to perpetual licenses.
Professional services revenues increased to $108.6 million (or 8% of total revenues) for the year ended December 31, 2021 compared to $105.3 million (or 8% of total revenues) for the year ended December 31, 2020. The increase of $3.3 million (or 3%) in professional services revenues for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by an increase in the demand for our consulting and education offerings.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2021	2020
Cost of software revenues	$85,718	$58,330	47%
Cost of maintenance and professional service revenues	172,820	161,197	7%
Amortization of acquired technology	73,461	98,458	(25)%
Total cost of revenues	$331,999	$317,985	4%
Cost of software revenues, as a percentage of software revenues	11%	9%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	26%	24%
Cost of Software Revenues

Cost of software revenues increased to $85.7 million (or 11% of software revenues) for the year ended December 31, 2021 compared to $58.3 million (or 9% of software revenues) for the year ended December 31, 2020. The increase of $27.4 million (or 47%) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a $15.9 million increase in fees paid to third party vendors for hosting services related to our subscription services, a $3.9 million increase in personnel-related expenses as we continue to scale up our hosted infrastructure support teams, a $3.5 million increase in Shared Costs related to occupancy and enterprise systems allocated based on headcount, a $1.2 million increase in royalty fees, and a $2.9 million increase in other expenses.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues increased to $172.8 million (or 26% of maintenance and professional services revenues) for the year ended December 31, 2021 compared to $161.2 million (or 24% of maintenance and professional services revenues) for the year ended December 31, 2020. The increase of $11.6 million (or 7%) during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an $11.6 million increase in personnel-related expenses mainly driven by an increase in headcount, a $2.4 million increase in Shared Costs related to occupancy and enterprise systems allocated based on headcount, a $1.2 million increase in other expenses, partially offset by a $2.0 million decrease in outside services, and a $1.6 million decrease in travel, entertainment and other expenses due to pandemic-related travel restrictions.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $73.5 million (or 5% of total revenues) for the year ended December 31, 2021 from $98.5 million (or 7% of total revenues) for the year ended December 31, 2020. The decrease of $25.0 million (or 25%) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as components of the technology become fully amortized.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2021	2020
Research and development	$260,660	$230,151	13%
Research and development expenses increased to $260.7 million (or 18% of total revenues) for the year ended December 31, 2021 compared to $230.2 million (or 17% of total revenues) for the year ended December 31, 2020. The increase of $30.5 million (or 13%) during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a $27.2 million increase in personnel-related expenses (including stock-based compensation of $8.6 million) mainly driven by an increase in headcount and higher stock-based compensation expense primarily on certain performance-based options which vested upon the completion of our IPO and new restricted stock units issued during 2021, an $7.8 million increase in software and other expenses, and a $1.7 million increase in consulting services; partially offset by a $5.5 million decrease in Shared Costs related to occupancy and enterprise systems, and a $0.7 million decrease in travel expense due to pandemic-related travel restrictions.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2021	2020
Sales and marketing	$496,816	$451,839	10%
Sales and marketing expenses increased to $496.8 million (or 34% of total revenues) during the year ended December 31, 2021 compared to $451.8 million (or 34% of total revenues) during the year ended December 31, 2020. The increase of $45.0 million (or 10%) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a $35.4 million increase in personnel-related expenses (including stock-based compensation of $9.9 million) mainly driven by increases in headcount, commissions expense and higher stock-based compensation recognized primarily on certain performance-based options which upon the completion of our IPO and new restricted stock units issued during 2021, a $7.2 million increase in marketing expense related to our IPO, a $5.3 million increase in Shared Costs related to occupancy and enterprise systems, a $1.7 million increase in outside services; partially offset by a $3.7 million decrease in travel expense due to pandemic-related travel restrictions. and a $0.9 million decrease in software and other expenses.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2021	2020
General and administrative	$122,112	$93,548	31%
General and administrative expenses increased to $122.1 million (or 8% of total revenues) during the year ended December 31, 2021 compared to $93.5 million (or 7% of total revenues) during the year ended December 31, 2020. The increase of 28.6 million (or 31%) was primarily due to a $16.7 million increase in outside services, an $10.7 million increase in personnel-related expenses mainly driven by a $9.9 million increase in stock-based compensation recognized primarily on certain performance-based options which vested upon the completion of our IPO and new restricted stock units issued during 2021, and a $2.4 million increase in Shared Costs related to occupancy and enterprise systems; partially offset by a $1.2 million decrease in other administrative expenses.

Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets, acquisition, litigation, and other charges and restructuring charges (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2021	2020
Amortization of intangible assets	172,434	189,309	(9)%
Restructuring, acquisition and other charges	128	19,477	(99)%
Amortization of intangible assets decreased to $172.4 million (or 12% of total revenues) during the year ended December 31, 2021 compared to $189.3 million (or 14% of total revenues) during the year ended December 31, 2020. The decrease of $16.9 million (or 9%) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to a decrease in the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as the components of the intangible assets become fully amortized.
Restructuring, acquisition, and other charges decreased to $0.1 million (0% of total revenues) during the year ended December 31, 2021 compared to $19.5 million (1% of total revenues) during the year ended December 31, 2020. The decrease of $19.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to the reorganization activities related to our workforce reduction, which resulted in the elimination of approximately 300 employees, or 6% of the total workforce and closure of several offices both inside and outside of the United States during 2020, as well as the legal and other related cost incurred on two acquisitions that we completed during the year ended December 31, 2020.
Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2021	2020
Interest income	$1,213	$2,254	(46)%
Interest expense	(132,439)	(149,445)	(11)%
Loss on debt financing	(30,882)	(37,400)	(17)%
Other income (expense), net	26,312	(26,404)	(200)%
Interest and other income (expense), net	$(135,796)	$(210,995)	(36)%
The increase in interest and other income (expense), net, of $75.2 million (or 36%) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase of approximately $133.4 million of revaluation gain on the Euro Term Loan resulting from the U.S. dollar appreciating against the Euro, a decrease of $17.0 million in interest expense primarily due to a decrease in the debt balance associated with the debt repayment and lower interest rates as a result of debt refinancing in October 2021, and a decrease of $6.5 million in loss on debt refinancing from higher 2020 refinancing costs. These increases were partially offset by an increase of foreign exchange loss balances by $77.8 million, a $2.9 million increase in loss on liquidation of subsidiaries and a $1.0 million decrease in interest on certain tax refunds received.
Income Taxes
The following table sets forth, for the periods indicated, our provision (benefit) for income taxes (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2021	2020
Income tax (benefit) expense	$24,039	$(22,321)	(208)%
Effective tax rate	(32)%	12%

The Company’s effective tax benefit was (32)% for the year ended December 31, 2021. The effective tax benefit was higher than the United States statutory rate of 21%, primarily due to establishment of a valuation allowance on its disallowed interest expense deferred tax asset and withholding taxes, partially offset by a benefit from the IRS audit settlement.

The Company’s effective tax rate was 12% for the year ended December 31, 2020. The effective tax rates were lower than the Luxembourg statutory rate of 25%, primarily due to U.S. earnings taxed at lower tax rates under the Tax Cuts and Jobs Acts enacted on December 22, 2017.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance for the year ended December 31, 2021, we considered all available evidence both positive and negative, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
As a result of this analysis for the year ended December 31, 2021, management believes it is more likely than not that our deferred tax assets of $261.6 million will be realized (except for the disallowed business interest expenses under Sec. 163(j), the net California deferred tax assets and operating losses in certain foreign jurisdictions).

Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly consolidated statements of operations data, the percentage of revenues that each line item represents, and the key business metrics for each of the eight quarters in the period ended December 31, 2021. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflects, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Report. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.
Consolidated Statements of Operations Data

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

	(in thousands)
Revenues:
Subscriptions	$229,717	$193,690	$166,723	$157,542	$186,040	$148,278	$136,756	$122,760
Perpetual license	10,184	2,846	7,023	9,216	25,544	13,693	11,758	12,131
Software revenue	239,901	196,536	173,746	166,758	211,584	161,971	148,514	134,891
Maintenance and professional services	166,809	165,271	168,079	166,955	164,941	165,272	166,297	169,626
Total revenues	406,710	361,807	341,825	333,713	376,525	327,243	314,811	304,517
Total cost of revenues (1)	94,786	80,582	79,202	77,429	82,798	77,696	73,956	83,535
Gross profit	311,924	281,225	262,623	256,284	293,727	249,547	240,855	220,982
Operating expenses:
Research and development (1)	73,750	63,079	63,927	59,904	61,379	56,902	51,459	60,411
Sales and marketing (1)	159,117	116,761	112,412	108,526	127,344	102,215	107,183	115,097
General and administrative (1)	37,303	29,631	28,893	26,285	27,423	19,283	22,206	24,636
Amortization of intangible assets	42,951	43,097	43,160	43,226	47,503	47,463	47,137	47,206
Restructuring, acquisition, and other charges	—	—	(205)	333	1,661	15,546	222	2,048
Total operating expenses (1)	313,121	252,568	248,187	238,274	265,310	241,409	228,207	249,398
Income (loss) from operations	(1,197)	28,657	14,436	18,010	28,417	8,138	12,648	(28,416)
Interest income	368	311	254	280	258	1,254	326	416
Interest expense	(23,833)	(36,423)	(36,384)	(35,799)	(36,477)	(37,108)	(36,883)	(38,977)
Loss on debt refinancing	(30,882)	—	—	—	—	(1,299)	—	(36,101)
Other income (expense), net	(2,432)	13,965	(1,546)	16,325	(15,707)	(13,193)	(4,203)	6,699
Income (loss) before income taxes	(57,976)	6,510	(23,240)	(1,184)	(23,509)	(42,208)	(28,112)	(96,379)
Income tax expense (benefit)	8,356	3,783	(11,089)	811	9,251	(9,899)	(4,788)	(16,885)
Net income (loss)	$(66,332)	$2,727	$(34,329)	$(1,995)	$(32,760)	$(32,309)	$(23,324)	$(79,494)

(1)Includes stock-based compensation as follows:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

	(in thousands)
Cost of revenues	$4,746	$302	$241	$239	$242	$271	$285	$118
Research and development	7,966	1,344	1,034	770	740	897	608	286
Sales and marketing	9,566	1,453	1,013	857	812	930	864	429
General and administrative	12,821	934	1,020	711	723	781	979	3,079
Total stock-based compensation	$35,099	$4,033	$3,308	$2,577	$2,517	$2,879	$2,736	$3,912

Percentage of Revenue Data

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

Revenues:
Subscriptions	56%	54%	49%	47%	49%	45%	43%	40%
Perpetual license	3	1	2	3	7	4	4	4
Software revenue	59	54	51	50	56	49	47	44
Maintenance and professional services	41	46	49	50	44	51	53	56
Total revenues	100	100	100	100	100	100	100	100
Total cost of revenues	23	22	23	23	22	24	23	27
Gross profit	77	78	77	77	78	76	77	73
Operating expenses:
Research and development	18	17	19	18	16	17	16	20
Sales and marketing	39	32	33	33	34	31	34	38
General and administrative	9	8	8	8	7	6	7	8
Amortization of intangible assets	11	12	13	13	13	15	15	16
Restructuring, acquisition, and other charges	—	—	—	—	—	5	—	1
Total operating expenses	77	70	73	71	70	74	72	82
Income (loss) from operations	—	8	4	5	8	2	4	(9)
Interest income	—	—	—	—	—	—	—	—
Interest expense	(6)	(10)	(11)	(11)	(10)	(11)	(12)	(13)
Loss on debt refinancing	(8)	—	—	—	—	—	—	(12)
Other income (expense), net	(1)	4	—	5	(4)	(4)	(1)	2
Income (loss) before income taxes	(14)	2	(7)	—	(6)	(13)	(9)	(32)
Income tax expense (benefit)	2	1	(3)	—	2	(3)	(2)	(6)
Net income (loss)	(16)%	1%	(10)%	(1)%	(9)%	(10)%	(7)%	(26)%

Seasonal Trends
Purchasing patterns for our products have followed quarterly and seasonal trends that we expect to continue. We typically sell a substantial portion of our software product licenses and services in the last month of each quarter, and demand for our software products and professional services are generally highest in the fourth quarter and lowest in the first quarter of each year.
Quarterly Changes in Revenue
Subscription revenue generally increased as a percentage of total revenue for the quarters presented primarily due to introduction of new subscription and cloud products, increased consumption of our products by existing customers and the addition of new customers. Perpetual license revenue as a percentage of total revenue has generally declined due to our shift to subscription model.

Quarterly Changes in Cost of Revenue
Changes in cost of revenue have generally corresponded with our revenue growth. Increases are primarily due to third party hosting service costs and increased personnel-related expenses resulting from increased headcount, offset by decreases in amortization of acquired technology.

Quarterly Changes in Operating Expenses
Operating expenses have fluctuated in each of the prior eight quarters presented primarily due to increased personnel related costs and other related costs to support our growth, offset by pandemic-related savings from reduced business travel and the virtualization or cancellation of customer and employee events. We intend to continue to make investments in research and development as we add features and enhance our product. We also intend to invest in our sales and marketing organization to drive future revenue growth.
Key Business Metrics
In addition to the measures presented in our quarterly consolidated financial data, we use the following key business metrics and non-GAAP financial measure to help us evaluate our business and operating performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

	(in millions, except percentages)
Total Annual Recurring Revenue	$1,360	$1,287	$1,240	$1,195	$1,160	$1,100	$1,070	$1,043
Maintenance Annual Recurring Revenue	$558	551	554	552	$553	559	560	568
Subscription Annual Recurring Revenue	$802	736	686	643	$607	$541	$510	$475
Cloud Annual Recurring Revenue	$317	287	264	240	$227	$200	$189	$176
Subscription Net Retention Rate	114%	116%	116%	115%	114%	113%	113%	111%
Adjusted EBITDA	$101	$101	$84	$91	$125	$107	$94	$74
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics and Non-GAAP Financial Measure” for a description of Annual Recurring Revenue, Maintenance Annual Recurring Revenue, Subscription Annual Recurring Revenue, Cloud Annual Recurring Revenue, Subscription Net Retention Rate and Adjusted EBITDA.

Adjusted EBITDA
We define adjusted EBITDA as GAAP net loss as adjusted for income tax expense (benefit), interest income, interest expense, loss on debt refinancing, other income (expense), net, stock-based compensation, amortization of intangibles, equity compensation related payments, one-time fees related to acquisitions, restructuring costs and executive severance, sponsor-related costs and depreciation. Equity compensation payments are related to the repurchase of employee stock options.

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

	(in millions)
GAAP net loss	$(67)	$3	$(34)	$(2)	$(33)	$(32)	$(24)	$(79)
Income tax expense (benefit)	8	4	11	1	9	(10)	(4)	(17)
Interest income	—	—	(1)	—	(1)	—	(1)	—
Interest expense	24	36	36	36	37	37	37	39
Loss on debt refinancing	31	—	—	—	—	1	—	36
Other income (expense), net	2	(14)	1	(16)	15	13	5	(7)
Stock-based compensation	36	4	3	3	2	3	3	4
Amortization of intangibles	61	61	61	62	73	73	71	71
Equity compensation payments	—	—	—	—	1	—	1	16
Acquisition transaction fees	—	—	—	—	—	1	—	2
Restructuring, acquisition and other costs	—	—	—	—	13	14	—	1
Sponsor-related costs	—	1	—	1	—	1	—	1
Depreciation	6	6	7	6	9	6	6	7
Adjusted EBITDA	$101	$101	$84	$91	$125	$107	$94	$74

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of December 31, 2021, we had $498.1 million in available cash, cash equivalents, restricted cash, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits and highly liquid money market funds. As of December 31, 2021, we did not hold any marketable securities. We believe that our existing cash and cash equivalents, cash flows generated by operations and the Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.

On October 29, 2021, we completed our IPO, with a subsequent full exercise of underwriters’ option to purchase additional shares, which resulted in aggregate net proceeds of $915.7 million, after underwriting discounts and commissions of $51.5 million. The Company also incurred offering costs of approximately $11.9 million. We also (i) repaid in full the $2.8 billion of outstanding indebtedness under the First Lien Credit Agreement and Second Lien Credit Agreement from $1.9 billion of borrowings under the Credit Agreement and $915.7 million of the net proceeds from the IPO and $30.2 million from cash and cash equivalents on hand; (ii) paid a 2.0% prepayment premium under our Second Lien Credit Agreement.

The borrowings under the Term Facility bear interest at either, at the Company's election, LIBOR plus 2.75% or the base rate plus 1.75%. The Revolving Facility accrues interest at a per annum rate based on either, at the borrower’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.00% and 2.50% based on the borrower’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the borrower’s total net first lien leverage ratio. See Note 9. Borrowings in the Notes to the Consolidated Financial Statements for details.
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
Approximately a fourth of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash provided by operating activities	$228,683	$167,754	$3,138
Cash used in investing activities	$(32,413)	$(52,511)	$(53,352)
Cash provided by (used in) financing activities	$(86,367)	$70,290	$(218,297)
Operating Activities:    Cash provided by operating activities for the year ended December 31, 2021 was $228.7 million. Our net loss for the year ended December 31, 2021 was $99.9 million, adjusted for non-cash charges, primarily consisting of $276.3 million of depreciation and amortization, $45.0 million of stock-based compensation expense, $30.9 million loss on debt refinancing and $15.3 million of non-cash operating lease cost which was partially offset by $29.7 million of gain on remeasurement of our euro debt and $18.9 million of deferred income taxes. Additional providers of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $83.3 million increase in contract liabilities and a $36.8 million increase in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations. This was partially offset mainly by a $64.2 million increase in prepaid expenses and assets associated with the growth in our operations, a $26.4 million increase in accounts receivable due higher balance and the timing of collections and a $19.8 million decrease in income tax payable due to the timing of tax payments. Our “days sales outstanding” in accounts receivable decreased to 97 days as of December 31, 2021 from 99 days as of December 31, 2020.

Cash provided by operating activities for the year ended December 31, 2020 was $167.8 million. Our net loss for the year ended December 31, 2020 was $167.9 million, adjusted for non-cash charges, primarily consisting of $321.6 million of depreciation and amortization, $50.6 million of unrealized loss on remeasurement of our euro debt, $37.4 million in loss on our debt refinancing, $19.2 million of non-cash operating lease cost and $12.0 million of stock-based compensation expense which was partially offset by $77.9 million of deferred income taxes. Additional uses of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $42.5 million increase in prepaid expenses and assets associated with the growth in our operations, a $8.5 million increase in accounts receivable due to the timing of collections and a $11.2 million decrease in accounts payable and accrued liabilities due to timing of payment and payment of our lease obligations. This was partially offset mainly by a $22.7 million increase in income tax payable due to the timing of tax payments and a $12.5 million increase in contract liabilities. Our “days sales outstanding” in accounts receivable increased to 99 days as of December 31, 2020 from 96 days as of December 31, 2019.
Investing Activities:    Net cash used in investing activities for the year ended December 31, 2021 was $32.4 million primarily due to a $101.2 million cash outflow consisting primarily of $90.4 million in purchases of investments and $10.8 million for purchases of property and equipment. These cash outflows were partially offset by $68.7 million in maturities of investments and $0.1 million from the sale of an investment in an equity interest.
Net cash used in investing activities for the year ended December 31, 2020 was $52.5 million primarily due to a $72.3 million cash outflow consisting primarily of $36.7 million in purchases of investments, $21.4 million for business acquisitions, net of cash acquired, $13.8 million for purchases of property and equipment, and $0.3 million for payment for equity method investment. These cash outflows were partially offset by $19.6 million in maturities of investments and $0.1 million from the sale of an investment in an equity interest.
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
Financing Activities: Net cash used in financing activities for the year ended December 31, 2021 was $86.4 million primarily due to $1,373.6 million payment in debt, $25.6 million payment of debt issuance costs, $19.0 million of net activity from derivatives with an other-than-insignificant financing element, $10.7 million paid for contingent consideration in connection with an acquisition, $9.3 million for payments for share repurchases, and $2.8 million for payments for taxes related to net share settlement of equity awards. These cash outflows were partially offset by $905.9 million proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and offering costs, $441.3 million in proceeds from the issuance of debt and $7.4 million in proceeds from the issuance of shares.
Net cash generated from financing activities for the year ended December 31, 2020 was $70.3 million driven by $950.0 million in proceeds from the issuance of debt and $3.4 million in proceeds from the issuance of our shares. These cash inflows were partially offset by $826.0 million payment of debt, $32.2 million payment of debt issuance costs, $7.5 million payment for settlement of stock options, $6.2 million paid for contingent consideration in connection with an acquisition, $5.6 million of net activity from derivatives with an other-than-insignificant financing element, $3.3 million for payments for share repurchases and $2.4 million payments for taxes related to net share settlement of equity awards.
Debt

Credit Facilities

On February 25, 2020, we amended our existing credit facilities (as amended, the “First Lien Credit Agreement”) and entered into a new Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “2020 Credit Agreements”) with Nomura Corporate Funding Americas, LLC, as agent, for a syndicate of lenders. We borrowed $1.8 billion of dollar term loans and €480.0 million of euro term loans under the First Lien Credit Agreement and $425.0 million of term loans under the Second Lien Credit Agreement

On July 14, 2020, we borrowed an additional $50.0 million of second lien term loans under the Second Lien Credit Agreement.

On October 29, 2021, the Company refinanced the 2020 Credit Agreements with a new Credit and Guaranty Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. Under the Credit Agreement, the Company incurred $1.9 billion of dollar term loans (the “Term Facility”) and obtained $250.0 million of commitments under a revolving credit facility (the “Revolving Facility”).
The entry into the Credit Agreement and related transactions resulted in a one-time loss on debt refinancing of $30.8 million, which was comprised of $10.5 million related to expensing of existing unamortized debt issuance and discount costs due to extinguishment of debt, $9.5 million related to a breakage fee on a term loan repaid under the Second Lien Agreement, and the remaining $10.8 million related to new debt issuance costs on loans from existing lenders which were considered modified. On the date of the Credit Agreement, the Company had previously unamortized debt issuance costs and an original issue discount associated with the modified lenders of $18.1 million and incurred an additional $3.7 million of new debt issuance costs and $2.3 million of new debt discount from new lenders, the aggregate amount of which will be amortized to interest expense using the effective interest method over the remaining life of the term loan.

The Term Facility matures on October 29, 2028 and is repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Facility matures on October 29, 2026. See Note 9. Borrowings in the Notes to the Consolidated Financial Statements for details.
As of December 31, 2021, a total of approximately $1.9 billion was outstanding under the Term Facility. As of December 31, 2021, we have also utilized $0.7 million of letters of credit under the Revolving Facility. See Note 9. Borrowings in the Notes to the Consolidated Financial Statements for details.

The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all revolving loans, swingline loans and letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. Accrued interest on the Term Facilities is payable quarterly in arrears with respect to base rate loans, at the end of each interest rate period (or at each 3- month interval in the case of loans with interest periods greater than 3 months) with respect to LIBOR loans, the date of any repayment or prepayment, and at maturity (whether by acceleration or otherwise).
The Credit Agreements contain certain customary affirmative and negative covenants. As of December 31, 2021, we were in compliance with all such covenants.

On October 29, 2021, we completed our IPO, with a subsequent full exercise of underwriters’ option to purchase additional shares, which resulted in aggregate net proceeds of $915.7 million, after underwriting discounts and commissions of $51.5 million. The Company also incurred offering costs of approximately $11.9 million. We also (i) repaid in full the $2.8 billion of outstanding indebtedness under the First Lien Credit Agreement and Second Lien Credit Agreement from $1.9 billion of borrowings under the Credit Agreement and $915.7 million of the net proceeds from the IPO and $30.2 million from cash and cash equivalents on hand; and (ii) paid a 2.0% prepayment premium under our Second Lien Credit Agreement.

The borrowings under the Term Facility bear interest at either, at the borrower’s election, LIBOR plus 2.75% or the base rate plus 1.75%. The Revolving Facility accrues interest at a per annum rate based on either, at the borrower’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.00% and 2.50% based on the borrower’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the borrower’s total net first lien leverage ratio. See Note 9. Borrowings in the Notes to the Consolidated Financial Statements for details

Contractual and Lease Obligations
The following table summarizes our significant contractual obligations at December 31, 2021, which include our future principal and estimated interest payments under our debt facilities and our future minimum lease payments under operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Future principal and interest payments under the First Lien Dollar Term Facilities	$2,237,054	$68,614	$145,178	$142,845	$1,880,417
Operating lease payments	92,969	22,105	33,020	17,232	20,612
Purchase commitments	96,341	44,169	50,619	1,553	—
Total	$2,426,364	$134,888	$228,817	$161,630	$1,901,029
The above commitment table does not include approximately $23.8 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 17. Income Taxes of the Notes to our Consolidated Financial Statements.
Contractual Obligations
Purchase orders or contracts for the purchase of certain goods and services are not included in the above table. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of the contractual obligation table above, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above.
We estimate the expected timing of payment of the obligations discussed above based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Operating Leases
We also lease certain office facilities and equipment under operating leases, which expire at various dates through 2035.
The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, which require us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact our consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly.

We believe that the following critical accounting estimates reflect the more significant estimates, judgments, and assumptions and have the greatest potential impact on our consolidated financial statements. See the notes to our consolidated financial statements included elsewhere in this Report for additional information.
Revenue Recognition
We account for our revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This principle is achieved by applying the following five-step approach:
•Identification of the contract, or contracts, with a customer.    A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.
•Identification of the performance obligations in the contract.    Performance obligations contained in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, and the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from us, and (ii) distinct in the context of the contract, and the transfer of the goods or services is separate from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply our judgment to determine whether the promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. We consider a performance obligation satisfied once we have transferred control of a good or product to a customer, meaning the customer has the ability to use and obtain the benefit of the product.
•Determination of the transaction price.    The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer.
•Allocation of the transaction price to the performance obligations in the contract.    If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP). We generally determine SSP based on the price at which the performance obligation is routinely sold separately, such as support and maintenance on our core offerings. In connection with our on-premises perpetual and subscription licenses and cloud services, we are unable to establish an SSP based on observable prices given the same selling price for the same products are highly variable, and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for on-premises perpetual and subscription licenses and cloud services included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to on-premises perpetual and subscription licenses and cloud services revenues.
•Recognition of revenue when, or as, performance obligations are satisfied.    We satisfy performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of control of a promised good or service to a customer.
We derive our revenues from sales of perpetual and subscription-based on-premises software licenses, a variety of cloud and data-as-a-service offerings, maintenance and support services (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We recognize revenue net of applicable sales taxes, financing charges that we have absorbed, and amounts retained by our resellers and distributors, if any.

Software revenue
Software revenue consists of subscription and perpetual license revenues. Subscription revenues primarily consist of revenues from subscription-based on-premises licenses and related support, and subscription cloud services. Revenues from subscription-based on-premises licenses are recognized at a point in time upon transfer of control of the software license to the customer, similar to perpetual licenses. Revenue on the remaining subscription support offering is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer. Subscription contracts are generally three years or shorter in length and billed annually in advance.
Perpetual license revenues are derived from sales of our software under perpetual licenses. Revenue from our perpetual license products is generally recognized at a point in time upon transfer of control of the software license to the customer, which is typically upon making the software available to our customers.

Maintenance and Professional Services revenue
Maintenance revenue, which consists of fees for ongoing support and product updates are recognized ratably over the term of the contract, typically one year. Maintenance contracts are generally billed annually in advance and are non-cancelable.
Professional services revenues are primarily related to configuration, installation, and implementation of our products. These services are generally performed on a time-and-materials basis. Revenues for fixed fee contracts are generally recognized as services are performed, applying input methods to estimate progress to completion. Consulting services are generally either billed in advance or monthly as services are rendered. Consulting services, if included as part of the software arrangement, generally do not entail significant modification or customization of the software and hence, such services are not considered essential to the functionality of the software.
Professional services revenues also include education services revenues, which are generated from classes offered at our headquarters, sales and training offices, customer locations, and on-line. Revenues are recognized as the classes are delivered.
Stock-based Compensation
We account for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. We measure and recognize compensation expense for all stock-based awards, including stock options, restricted stock units (RSUs) granted to employees and directors, and stock purchase rights granted under the ESPP to employees, based on the estimated fair value of the awards on the date of grant. We use the Black-Scholes Merton and Monte Carlo models for valuation of our option awards. For purchase rights granted under the ESPP, the fair value is estimated using the Black-Scholes Merton model. Both models require the input of certain assumptions on the grant date, including fair value of the underlying stock and exercise price, expected term, volatility, risk-free interest rate, and dividend yield. Prior to the Company's Initial Public Offering (IPO), the fair value of the underlying share and the exercise price were based on the estimated per share fair value from our recurring valuation process. We had discounted the fair value of the underlying share for lack of marketability of the shares before applying each model. After the completion of the IPO, the fair value of our common stock is determined by the closing price of the common stock, on the date of grant. The expected term is estimated based on an analysis of the facts and circumstances underlying the option agreement. The expected volatility data is calculated using publicly traded peer companies’ historical volatility. The risk-free interest rate assumption is based on the implied yield on the U.S. Treasury zero-coupon issued with maturities that were consistent with the option’s expected term. The expected dividend yield is zero based on our continued assumption that there will not be any dividend payouts. After the completion of the IPO, the Company determines the fair value of each RSU granted based on the fair value of each share of underlying common stock using the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.
We granted stock options with only service conditions as well as with both service and performance/market conditions. The term of the options granted under our equity plan is ten years with a vesting requirement of continued employment through the applicable vesting date, and in certain cases attainment of performance criteria. The performance-based options are subject to a multiple on invested capital (MOIC) performance criteria and/or market conditions in connection with achieving a certain per share price in any one or more exit events, which includes the IPO.

Compensation expense is recognized for time-based options and RSUs on a straight-line basis over the vesting period. Compensation expense for options containing performance conditions is based on the estimated number of the performance-based stock options expected to vest and is recognized using the graded vesting attribution method. Compensation expense for options containing a market condition is based on the estimated number of the stock options expected to vest on attainment of the condition. Compensation expense is recognized for shares issued pursuant to the ESPP on a straight-line basis over the offering period.
See Note 14. Stockholders’ Equity and Deferred Compensation in the Notes to our Consolidated Financial Statements for a description of our stock-based compensation plan and more information on the assumptions used to calculate the fair value of stock-based options, RSUs and stock purchase rights. We recognize forfeitures as they occur, and cash flows related to excess tax benefits are presented as an operating activity in the statement of cash flows.

Common Stock Valuation
After the IPO, the fair value of the common stock was determined based on the Company's closing stock price as quoted on the NYSE on the grant date.

Prior to our IPO in October 2021, in the absence of a public trading market for our common stock, the fair value of our common stock underlying our option awards had been determined on each grant date by our board of directors with input from management and contemporaneous third-party valuations. We believe that our board of directors had the relevant experience and expertise, and exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including:
•contemporaneous valuations of our common stock performed by independent third-party appraisers;
•actual operating results and financial performance;
•conditions in the industry and economy in general;
•the likelihood of achieving a liquidity event for the holders of common stock, such as an initial public offering or a sale of the company, given prevailing market conditions;
•equity market conditions affecting comparable public companies and the market performance of comparable publicly traded companies;
•the U.S. and global common market conditions; and,
•the lack of marketability of our common stock and the results of independent third-party valuations, which valued our common stock.

Valuations of our common stock were prepared by a third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Prior to our IPO, in valuing our common stock, our board of directors determined the fair value of our common stock by using a weighting of both the income and market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows were discounted to their present values using a discount rate based on our weighted-average cost of capital, and were adjusted to reflect the risks inherent in our cash flows. The market approach estimated value based on a comparison of our company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple was determined and then applied to our company’s financial forecasts to estimate the value of the subject company.

In addition, we also considered any secondary transactions, if any, involving our common stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of our common stock. Factors considered include the number of different buyers and sellers, transaction volume, timing relative to the valuation date, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved investors with access to our financial information.

Application of these approaches and methodologies involved the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions can effect the common stock fair value estimates used to measure stock-based compensation expense to be recognized.
Business Combinations
We estimate the fair value of assets acquired and liabilities assumed in a business combination. Goodwill, as of the acquisition date, is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, our actual results may differ from estimates.
Contingent consideration arrangements are recognized at their acquisition date fair value using a probability-weighted discounted cash flow model and included as part of purchase price at the acquisition date. Contingent consideration arrangements are classified as liabilities and are remeasured to fair value at each reporting period, with any change in fair value being recognized in the consolidated statement of operations. The estimated fair value of the contingent consideration is based primarily on estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements.
Goodwill
We test goodwill for impairment during the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have one reporting unit, and therefore we test goodwill for impairment at the entity level. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the goodwill exceeds its estimated fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the estimated fair value, limited to the amount of goodwill. We have not recognized any impairment of goodwill for all periods presented.
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. We do not use derivatives for trading or speculative purposes. We determine the fair value of our derivative instruments using pricing models that use inputs from actively quoted markets for similar instruments and other inputs which require judgment. These amounts include fair value adjustments related to our own credit risk and counterparty credit risk. Subsequent to initial recognition, we may adjust the initial fair value position of the derivative instruments for the creditworthiness of the banking counterparty (if the derivative is an asset) or of our own (if the derivative is a liability). The counterparties associated with our foreign currency forward contracts and interest rate swaps are large credit-worthy financial institutions. The foreign currency derivatives transacted with these entities are relatively short in duration and the interest rate derivatives are spread between three counterparties; therefore, we do not consider counterparty concentration and non-performance to be material risks at this time.
Income Taxes
We use the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.
A two-step approach is applied pursuant to ASC 740 in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in its income tax provision line of its consolidated statements of operations.
We evaluate the realization of deferred tax assets based on all available evidence, including projected results of operations and the scheduled reversal of temporary differences. We establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.
Allowance for Credit Losses
We make estimates as to the overall collectability of accounts receivable and provide an allowance for credit losses considered uncollectible. We specifically analyze our accounts receivable based on historical bad debt experience, customer creditworthiness, the age of the receivable, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for credit losses. We record any adjustment in general and administrative expense.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks.

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
As of December 31, 2021, we had long-term debt outstanding with a carrying value of $1.9 billion. A hypothetical interest rate change of each quarter point will increase or decrease interest expense, excluding the effects of any interest rate swap agreement, by approximately $5.0 million a year. See Note 9. Borrowings, in the Notes to our Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.
In order to reduce the financial impact of increases in interest rates, as of December 31, 2021, we entered into two interest rate swaps for a total notional amount of $1.3 billion, with a current fixed swap rate spread ranging from 0.695% to 1.525%. The interest rate swaps will mature by December 2022.
In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR for existing contracts by June 30, 2023. The expected discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense.
Foreign Currency Exchange Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. To date, we have cash flow hedges for our Indian Rupee expense exposure. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately a $13.5 million impact to our 2021 results of operations.
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
As of December 31, 2021, our remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $83.9 million and $57.9 million of Indian rupees as of December 31, 2021 and 2020, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Informatica Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Informatica Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company enters into contracts with its customers that may include promises to transfer software licenses, deliver cloud-based services and provide post-contract support and professional services. Significant judgment may be required by the Company in determining the timing and amount of revenue recognition for these customer contracts which include multiple performance obligations, including the determination of standalone selling prices for each distinct performance obligation, particularly for goods and services that are not sold separately.
Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer contracts was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit
Among other procedures, we obtained an understanding of the Company’s various product and service offerings and evaluated management’s application of the revenue recognition accounting requirements to determine which product and service offerings were distinct. We read executed contracts for a sample of sales transactions to assess management’s evaluation of significant terms, including the determination of distinct performance obligations, and tested the amounts recognized as revenue or recorded in unearned revenue. To test management’s determination of relative standalone selling price for performance obligations, we performed audit procedures that included, among others, assessing the appropriateness of the methodology applied, testing the mathematical accuracy of the underlying data and calculations, and testing transactions to corroborate the data underlying the Company’s calculations. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Jose, California
March 24, 2022

INFORMATICA INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$456,378	$344,004
Short-term investments	40,045	18,729
Accounts receivable, net of allowances of $4,644 and $4,557, respectively	432,266	408,867
Contract assets, net	109,269	101,496
Prepaid expenses and other current assets	133,832	92,025
Total current assets	1,171,790	965,121
Restricted cash	1,718	4,217
Property and equipment, net	177,409	193,038
Operating lease right-of-use-assets	74,789	71,490
Goodwill	2,380,752	2,419,501
Customer relationships intangible asset, net	948,556	1,122,514
Other intangible assets, net	78,899	164,637
Deferred tax assets	13,196	8,412
Other assets	139,154	124,476
Total assets	$4,986,263	$5,073,406
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,755	$32,960
Accrued liabilities	74,763	86,052
Accrued compensation and related expenses	171,978	145,087
Current operating lease liabilities	18,505	18,453
Current portion of long-term debt	14,063	23,775
Income taxes payable	7,211	4,369
Contract liabilities	613,336	549,888
Total current liabilities	941,611	860,584
Long-term operating lease liabilities	62,519	61,143
Long-term contract liabilities	28,651	20,706
Long-term debt, net	1,837,408	2,777,812
Deferred tax liabilities	104,788	117,995
Long-term income taxes payable	23,833	40,600
Other liabilities	3,777	27,979
Total liabilities	3,002,587	3,906,819
Commitments and contingencies (Note 20)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000,000 and 300,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; Total of 234,189,069 and 200,416,654 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively[1]	2,343	2,004
Class B-1 common stock; $0.01 par value per share; 200,000,000 and 100,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; Total of 44,049,523 shares issued and outstanding as of December 31, 2021 and December 31, 2020[1]	440	440
Class B-2 common stock; $0.00001 par value per share, 200,000,000 and 100,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; Total of 44,049,523 shares issued and outstanding as of December 31, 2021 and December 31, 2020[1]	—	—
Additional paid-in-capital[1]	3,093,232	2,145,254
Accumulated other comprehensive income	17,151	43,295
Accumulated deficit	(1,129,490)	(1,024,406)
Total stockholders’ equity	1,983,676	1,166,587
Total liabilities and stockholders’ equity	$4,986,263	$5,073,406
See accompanying notes to consolidated financial statements.
1 Amounts for periods prior to the completion of our restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019

Revenues:
Subscriptions	$747,672	$593,834	$471,707
Perpetual license	29,269	63,126	143,392
Software revenue	776,941	656,960	615,099
Maintenance and professional services	667,114	666,136	691,431
Total revenues	1,444,055	1,323,096	1,306,530
Cost of revenues:
Subscriptions	81,266	54,454	46,867
Perpetual license	4,452	3,876	3,350
Software costs	85,718	58,330	50,217
Maintenance and professional services	172,820	161,197	173,166
Amortization of acquired technology	73,461	98,458	115,544
Total cost of revenues	331,999	317,985	338,927
Gross profit	1,112,056	1,005,111	967,603
Operating expenses:
Research and development	260,660	230,151	234,879
Sales and marketing	496,816	451,839	486,298
General and administrative	122,112	93,548	101,638
Amortization of intangible assets	172,434	189,309	208,082
Restructuring, acquisition, and other charges	128	19,477	749
Total operating expenses	1,052,150	984,324	1,031,646
Income (loss) from operations	59,906	20,787	(64,043)
Interest income	1,213	2,254	4,062
Interest expense	(132,439)	(149,445)	(161,877)
Loss on debt refinancing	(30,882)	(37,400)	(1,085)
Other income (expense), net	26,312	(26,404)	16,722
Loss before income taxes	(75,890)	(190,208)	(206,221)
Income tax (benefit) expense	24,039	(22,321)	(22,996)
Net loss	$(99,929)	$(167,887)	$(183,225)
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:[1]
Basic	$(0.40)	$(0.69)	$(0.71)
Diluted	(0.40)	(0.69)	(0.71)
Weighted-average shares used in computing net income (loss) per share:[1]
Basic	250,417,855	244,331,341	257,842,350
Diluted	250,417,855	244,331,341	257,842,350
See accompanying notes to consolidated financial statements.
1 Amounts for periods prior to the completion of our restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020	2019

Net loss	$(99,929)	$(167,887)	$(183,225)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment, net of tax (expense) of $(165), $(415) and $(116), respectively	(43,479)	45,487	(16,493)
Cash flow hedges:
Change in unrealized gain (loss), net of tax benefit (expense) of $(1,162), $7,643 and $3,489, respectively	3,776	(23,541)	(10,712)
Less: reclassification adjustment for amounts previously included in net loss, net of tax benefit of $4,457, $5,211 and $876, respectively	13,559	16,040	2,693
Cash flow hedge, net change	17,335	(7,501)	(8,019)
Total other comprehensive income (loss), net of tax effect	(26,144)	37,986	(24,512)
Total comprehensive loss, net of tax effect	$(126,073)	$(129,901)	$(207,737)
See accompanying notes to consolidated financial statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Class A Common Stock[1]		Class B-1 Common Stock[1]		Class B-2 Common Stock[1]		Additional Paid-in Capital [1]	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2018	223,783	2,237	44,050	440	44,050	—	2,446,208	29,821	(671,210)	1,807,496
Stock-based compensation	—	—	—	—	—	—	15,409	—	—	15,409
Repurchase of shares	(24,400)	(244)	—	—	—	—	(316,785)	—	(246)	(317,275)
Modification and settlement of certain vested stock options	—	—	—	—	—	—	(10,580)	—	—	(10,580)
Issuance of shares upon exercise of vested options	729	7	—	—	—	—	7,613	—	—	7,620
Net loss	—	—	—	—	—	—	—	—	(183,225)	(183,225)
Other comprehensive loss	—	—	—	—	—	—	—	(24,512)	—	(24,512)
Balances, December 31, 2019	200,112	2,000	44,050	440	44,050	—	2,141,865	5,309	(854,681)	1,294,933
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	(741)	(741)
Stock-based compensation	—	—	—	—	—	—	12,044	—	—	12,044
Repurchase of shares	(218)	(2)	—	—	—	—	(2,187)	—	(1,097)	(3,286)
Settlement of certain vested stock options	—	—	—	—	—	—	(7,506)	—	—	(7,506)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(2,356)	—	—	(2,356)
Issuance of shares upon exercise of vested options	523	6	—	—	—	—	3,394	—	—	3,400
Net loss	—	—	—	—	—	—	—	—	(167,887)	(167,887)
Other comprehensive income	—	—	—	—	—	—	—	37,986	—	37,986
Balances, December 31, 2020	200,417	$2,004	44,050	$440	44,050	$—	$2,145,254	$43,295	$(1,024,406)	$1,166,587
Stock-based compensation	—	—	—	—	—	—	44,113	—	—	44,113
Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	33,350	334	—	—	—	—	903,432	—	—	903,766
Repurchase of shares	(420)	(4)	—	—	—	—	(4,159)	—	(5,155)	(9,318)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(2,825)	—	—	(2,825)
Issuance of shares upon exercise of vested options	842	9	—	—	—	—	7,417	—	—	7,426
Net loss	—	—	—	—	—	—	—	—	(99,929)	(99,929)
Other comprehensive Loss	—	—	—	—	—	—	—	(26,144)	—	(26,144)
Balances, December 31, 2021	234,189	$2,343	44,050	$440	44,050	$—	$3,093,232	$17,151	$(1,129,490)	$1,983,676
1 Amounts for periods prior to the completion of our restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019

Operating activities:
Net loss	$(99,929)	$(167,887)	$(183,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,942	27,492	22,772
Non-cash operating lease costs	15,329	19,155	13,339
Stock-based compensation	45,017	12,044	15,409
Deferred income taxes	(18,929)	(77,860)	(69,757)
Amortization of intangible assets and acquired technology	245,895	287,767	323,626
Gain on sale of investment in equity interest	(110)	(147)	(1,470)
Amortization of debt issuance costs	5,490	6,221	10,362
Loss on debt refinancing	30,882	37,400	1,085
Unrealized loss (gain) on remeasurement of debt	(29,711)	50,552	(9,123)
Changes in operating assets and liabilities:
Accounts receivable	(26,350)	(8,487)	(50,221)
Prepaid expenses and other assets	(64,177)	(42,550)	(97,952)
Accounts payable and accrued liabilities	36,799	(11,204)	(4,174)
Income taxes payable	(19,766)	22,733	(1,682)
Contract liabilities	83,301	12,525	34,149
Net cash provided by operating activities	228,683	167,754	3,138
Investing activities:
Purchases of property and equipment	(10,817)	(13,835)	(29,688)
Purchases of investments	(90,357)	(36,739)	(13,776)
Maturities of investments	68,651	19,605	18,966
Purchase of equity method investment	—	(250)	(689)
Sale of investment in equity interest	110	147	3,122
Business acquisitions, net of cash acquired	—	(21,439)	(31,287)
Net cash used in investing activities	(32,413)	(52,511)	(53,352)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	905,852	—	—
Payments for share repurchases	(9,318)	(3,286)	(317,275)
Payment of debt	(1,373,592)	(825,981)	(20,186)
Payment of debt issuance costs	(25,545)	(32,211)	(1,353)
Proceeds from issuance of debt	441,318	949,965	124,375
Payment for settlement of vested stock options	—	(7,506)	(11,343)
Payments for taxes related to net share settlement of equity awards	(2,825)	(2,356)	—
Payment of contingent consideration	(10,705)	(6,180)	(135)
Net activity from derivatives with an other-than-insignificant financing element	(18,978)	(5,555)	—
Proceeds from issuance of shares upon exercise of vested options	7,426	3,400	7,620
Net cash (used in)/ provided by financing activities	(86,367)	70,290	(218,297)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(28)	(13,703)	(361)
Net increase (decrease) in cash, cash equivalents, and restricted cash	109,875	171,830	(268,872)
Cash, cash equivalents, and restricted cash at beginning of period	348,221	176,391	445,263
Cash, cash equivalents, and restricted cash at end of period	$458,096	$348,221	$176,391
Supplemental disclosures:
Cash paid for interest	$103,243	$143,833	$146,601
Cash paid for income taxes, net of refunds	$65,260	$32,635	$51,884
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$693	$793	$1,675
Deferred offering costs payable or accrued but not paid	$2,086	$—	$—
See accompanying notes to consolidated financial statements.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business
Informatica Inc. (the “Company”) was incorporated as a Delaware corporation on June 4, 2021. The Company was formed as part of a series of restructuring transactions, which collectively had the net effect of reorganizing the corporate structure of Ithacalux Topco S.C.A. (“Ithacalux”), resulting in Informatica Inc. being the top-tier entity in that corporate structure rather than Ithacalux, a Luxembourg société en commandite par actions. On September 30, 2021, the Company completed these restructuring transactions, resulting in the Company becoming the owner of Ithacalux and its property, assets, debts and obligation. As Informatica Inc. did not have any previous operations, Ithacalux is viewed as the predecessor to Informatica Inc. and its consolidated subsidiaries. Accordingly, these consolidated financial statements include certain historical consolidated financial and other data for Ithacalux for periods prior to the completion of the business combination. Unless the context otherwise requires, references to “Informatica”, “we,” “us,” “our” and the “Company” mean Informatica Inc. and its consolidated subsidiaries for all periods presented.
As a result of the restructuring transactions, the shareholders of Ithacalux contributed their interests in Ithacalux to Informatica in exchange for an aggregate of 288,867,682 shares of Informatica’s common stock. 200,768,636 shares of Informatica’s common stock was designated Class A common stock, and 44,049,523 shares of the common stock was designated Class B-1 common stock, with an equal number (44,049,523 shares of the common stock) designated Class B-2 common stock. The number of shares of Class A common stock and Class B-1 and Class B-2 common stock issued was determined in accordance with the applicable provisions of the contribution agreement. Amounts for periods presented in the Report prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions.

On October 29, 2021, the Company completed its initial public offering (the “IPO”), in which the Company issued and sold 29,000,000 shares of its Class A common stock at $29.00 per share. On November 10, 2021, the Company issued and sold an additional 4,350,000 shares of Class A common stock in connection with a full exercise of the underwriters’ option to purchase additional shares granted in the IPO. The Company generated a total of $967.2 million in gross proceeds, inclusive of the underwriter’s exercise of their option to purchase additional shares in the offering, and net proceeds of $915.7 million, after underwriting discounts and commissions of $51.5 million. The Company also incurred offering costs of $11.9 million in relation to the IPO.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include those of the Company and its subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying consolidated financial statements in accordance with U.S generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).
Segment Reporting
The Company manages, monitors and reports its operating results and financial position as a single operating segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer who

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. As such, the Company has determined that it operates in one reportable segment.

Long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area were as follows (in thousands):

	December 31, 2021	December 31, 2020
United States	$167,458	$178,845
India	33,833	24,333
Ireland	29,146	34,371
Other	21,761	26,979
Total	$252,198	$264,528
Use of Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make certain estimates, judgments, and assumptions. For example, management makes estimates, judgments, and assumptions in determining the fair value of acquired tangible and intangible assets and liabilities assumed during acquisitions, the recoverability of intangible assets and their useful lives, standalone selling price (“SSP”) used in revenue recognition, the fair value of common stock used in calculating stock-based compensation, the number of performance-based stock options that the Company expects to vest, the realizability of deferred tax assets and, uncertain tax positions, the collectability of accounts receivable, and the valuation of contingent consideration related to acquisitions. Management believes the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company’s consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

As of December 31, 2021, the impact of the COVID-19 pandemic continues to unfold. While the duration of the pandemic, the resulting stay-at-home orders, and potential impacts on consumer behavior have impacted our workforce and operations, the Company has not had to make any significant changes to its estimates and assumptions underlying its consolidated financial statements during 2021 and 2020. However, as events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in the future.
Revenue Recognition
The Company derives its revenue from sales of 1) cloud subscriptions, representing access to the Company’s software via Company-hosted cloud applications, 2) on-premises subscription licenses, representing a term license to on-premises software, 3) subscription support, representing support for on-premises subscription licenses, 4) perpetual software licenses, and 5) maintenance and professional services, consisting of maintenance on perpetual software licenses, and professional services, consisting of consulting and education services. The Company recognizes revenue net of applicable sales taxes, financing charges it has absorbed, and amounts retained by its partners (including resellers and distributors), if any. The Company does not act as an agent in any of its revenue arrangements.
Revenue is recognized and recorded in accordance with ASC 606, Revenue From Contracts with Customers (“ASC 606”) which generally requires the Company to recognize revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers and partners in exchange for those products.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.
Performance obligations contained in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, and the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and (ii) distinct in the context of the contract, and the transfer of the goods or services is separate from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies its judgment to determine whether the promised goods or services are capable of being distinct, and distinct in the context of the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to use and obtain the benefit of the product.

Performance Obligation	When Performance Obligation is Typically Satisfied
Subscription:
Cloud services and subscription support	Over Time: Ratably over the contractual term; commencing upon the later of when access to the service is made available or the contractual term commences
On-Premises subscription license	Point in Time: Upon the later of when the software license is made available or the contractual term commences
Perpetual license	Point in Time: When the software license is made available
Maintenance	Over Time: Ratably over the contractual term
Professional Services	Over Time: As services are provided
Software revenue
Software revenue is comprised of 1) cloud services, 2) on-premises subscription licenses and related subscription support offerings, and 3) perpetual license revenue.
Cloud and subscription support offerings consist of revenue from customers and partners contracted to use the related services during a subscription period ranging from one to three years, are generally billed annually in advance, and are non-cancelable.
On-premises subscription license revenue primarily consists of revenue from customers and partners contracted to use software during a subscription term with terms ranging from one to three years. These arrangements are generally billed annually in advance during such multi-year terms.
Cloud services revenues include revenues from Cloud Services offerings, which deliver applications and infrastructure technologies via cloud-based deployment models for which we develop functionality, provide unspecified updates and enhancements, host, manage, upgrade, and support, and that customers access by entering into a subscription agreement with us for a stated period.

On-premises subscription license support revenues are generated through the sale of license support contracts sold together with the on-premises subscription license purchased by our customer. Subscription license support contracts provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period and include internet access to technical content, as well as internet and telephone access to technical support personnel. Our subscription software licenses have significant standalone functionalities and capabilities. Accordingly, these subscription software licenses are distinct from the support services as the customer can benefit from the software without the services and the services are separately identifiable within the contract.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Perpetual license revenue consists of revenue from customers and partners for sales of perpetual software licenses, are generally billed upfront along with the associated maintenance. The maintenance associated with perpetual licenses is classified within Maintenance and Professional Services.
Maintenance and Professional Services
Maintenance and professional services are comprised of maintenance, consulting, and education services. Maintenance contracts, which consists of ongoing support and software updates, if and when available, under perpetual software license arrangements, are typically one year in duration. Our perpetual software licenses have significant standalone functionalities and capabilities. Accordingly, these perpetual software licenses are distinct from the support services as the customer can benefit from the software without the services and the services are separately identifiable within the contract. Maintenance contracts are generally billed annually in advance. Nearly all of our customers elect to renew their maintenance contracts annually.
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
Contracts with multiple performance obligations
Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis and revenue is recognized when (or as) the Company satisfies each performance obligation by transferring control of the promised goods or services to the customer.

The determination of SSP requires judgement and is established for performance obligations that are routinely sold separately, such as support and maintenance on the Company’s core offerings. In connection with its cloud services, on-premises subscription licenses, and on-premises perpetual licenses, the Company is unable to establish SSP based on observable prices given the products are sold for a broad range of amounts (that is, the price is highly variable), and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for cloud services offerings, on-premises subscription licenses, and on-premises perpetual licenses, included in a contract with multiple performance obligations, is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud services, on-premises subscription licenses, and on-premises perpetual licenses.
Returns and Material Rights
The Company’s agreements do not permit returns, and historically the Company has not had any significant returns or refunds; therefore, the Company has not established a sales return reserve.
Some contracts offer price discounts on future purchases. The Company evaluates these options to determine whether they provide a material right to the customer, representing a separate performance obligation. In circumstances involving a material right, revenue is allocated to these rights and deferred; subsequently the

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
revenue is recognized when those future goods or services are transferred, or when the option expires. Generally, such discount mechanisms have not resulted in material rights.
Contract balances
The timing of revenue recognition, billings, and cash collections results in contract assets (both billed accounts receivable, where the Company has an unconditional right to contract consideration subject only to the passage of time, and unbilled receivables), and contract liabilities (deferred revenue and customer deposit liabilities) on the Company’s accompanying consolidated balance sheets.
Accounts receivable
The timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivables as reported on the accompany consolidated balance sheets, includes the unconditional amounts owed from customers comprising amounts invoiced, net of an allowance for credit loss. A receivable is recognized in the period products are delivered or services are provided, or when the right to payment is unconditional. Payment terms on invoiced amounts are typically between 30 and 60 days, therefore the contracts do not include a significant financing component. Also, they typically do not involve a significant amount of variable consideration as they represent stated prices.

Contract Assets
Contract assets represent reported revenues attributable to performance obligations that have been delivered, but such amounts remain unbilled due to certain remaining conditions under the contract not yet being met. Contract assets are primarily driven by sales of on-premises subscription licenses with 2-3 year subscription terms, but the related fees are generally invoiced annually. There were immaterial credit losses associated with contracts with customers for the years ended December 31, 2021 and 2020.
Contract Liabilities
Contract liabilities consist of deferred revenue and customer deposit liabilities and represent cash payments received or due in advance of fulfilling our performance obligations. In arrangements whereby the Company has an obligation to transfer goods or services to the customer and fees are invoiced or amounts are received ahead of revenue being recognized under non-cancelable contracts, deferred revenue is recorded. Customer deposits represent billings or cash payments received under cancellable contracts. Deferred revenue and customer deposit liabilities will be recognized as revenue in future periods. As of December 31, 2021, deferred revenue and customer deposit liabilities were $635.6 million and $6.4 million, respectively. As of December 31, 2020, deferred revenue and customer deposit liabilities were $554.1 million and $16.5 million, respectively.
The current portion of contract liabilities represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Contract liabilities were approximately $642.0 million as of December 31, 2021, of which the Company expects to recognize $613.3 million over the next 12 months, and the remainder thereafter. The amount of revenues recognized during the years ended December 31, 2021 and 2020 that were included in the opening contract liabilities balance as of January 1, 2021 and 2020 was approximately $541.2 million and $523.7 million, respectively. Revenues recognized from performance obligations satisfied in prior periods were immaterial during each of the years ended December 31, 2021 and 2020.
Remaining Performance Obligations from Customer Contracts
Remaining performance obligations represent contracted revenues that have not yet been recognized (including contract liabilities) and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that the Company records and total revenues that it recognizes are impacted by a variety of seasonal factors. In each year, the amounts and volumes of contracting activity and associated revenues are typically highest in its fourth fiscal quarter and lowest in the first fiscal quarter. These seasonal impacts influence how the Company's remaining performance obligations change over time, and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
obligations that the Company reports at a point in time. As of December 31, 2021, the Company’s remaining performance obligations was $1.24 billion, which does not include customer deposit liabilities. The Company expects to recognize approximately 65% of its remaining performance obligations at December 31, 2021, as revenues over the next twelve months and the remainder over the next two to three years.
Costs to obtain a contract
Costs to obtain a contract include sales commissions earned by the Company’s sales force, as well as payroll taxes and other costs associated with and directly attributable to the contract obtained. These costs are considered incremental and recoverable costs of obtaining a contract, and therefore, are capitalized when certain customer contracts are signed. These costs are recorded as deferred commission expense in the consolidated balance sheets, current and non-current.
Sales commissions paid for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values.
Accordingly, sales commissions paid upon the initial acquisition of the contract are amortized over the estimated period of benefit of five years, which may exceed the term of the initial contract. The Company determines the estimated period of benefit based on the duration of relationships with its customers, which includes the expected renewals of customer contracts, customer retention data, its technology development lifecycle, and other factors. The Company amortizes these commissions consistent with the pattern of satisfaction of the performance obligation to which the asset relates. Commissions paid upon multi-year renewal are amortized over the renewal contract term. Amortization expense is included in Sales and Marketing expenses in the consolidated statements of operations.
The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the estimated period of benefit would have been one year or less.
Business Combinations
The Company applies the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. ASC 805 requires that the Company evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as any contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the value of assets acquired and liabilities assumed as additional information is received that confirms their fair value as the date of acquisition with an offset to goodwill. Upon the conclusion of a business combination measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments to the original acquisition price are recorded in the consolidated statements of operations.
Accounting for business combinations requires the Company’s management to make significant estimates and assumptions, including its estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies and any contingent consideration, where applicable. Although the Company believes that the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For a given business acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend its review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether the Company includes these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.
If the Company cannot reasonably determine the fair value of a non-income tax related pre-acquisition contingency by the end of the measurement period, which is generally the case given the nature of such matters, the Company will recognize an asset or a liability for such pre-acquisition contingency if: (1) it is probable that an asset existed, or a liability had been incurred at the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period or final determination of the net asset values for the business combination, changes in its estimates of such contingencies will affect earnings and could have a material effect on its results of operations and financial position.
In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to its preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or its final determination of the valuation allowance or the contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowance will affect the Company’s provision for income taxes in its consolidated statement of operations and could have a material impact on its results of operations and financial position.
Goodwill
The Company tests goodwill for impairment annually during the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles—Goodwill and Other. The Company has one operating segment and reporting unit, and therefore goodwill is tested for impairment at the entity level.

Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its estimated fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the estimated fair value, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill during the years ended December 31, 2021 and 2020.
Impairment of Definite-lived Intangible Assets and other Long-lived Assets
The Company evaluates long-lived assets, which includes amortized intangible assets and tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. The Company measures any amount of impairment based on the difference between the carrying value and the estimated fair value of the impaired asset. There were no impairments of long-lived assets during the years ended December 31, 2021 and 2020.
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. The Company measures and recognizes compensation expense for all stock-based awards, including stock options, RSUs granted to employees and directors, and stock purchase rights granted under the ESPP to employees, based on the estimated fair value of the awards on the date of grant.

The Company grants stock options with only service conditions (“service-based options”) with one year cliff, as well as those with both service and performance or market conditions. The Company uses the Black-Scholes Merton or Monte Carlo model to value the stock options granted under its equity plans. For purchase rights granted under the ESPP, the fair value is estimated using the Black-Scholes Merton model. Both models require the input of certain assumptions on the grant date, including fair value of the underlying stock and exercise price, expected

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
term, volatility over an expected term, risk-free interest rate for an expected term, and dividend yield. The fair value of each RSU granted after the Company's IPO is determined by the closing price of the Company's common stock on the date of grant.

Compensation expense is recognized for time-based options and RSUs on a straight-line basis over the vesting period. Compensation expense for options containing performance conditions is based on the estimated number of the performance-based stock options expected to vest using the graded vesting attribution method. Compensation expense for options containing market condition vesting criteria is based on the estimated number of the stock options expected to vest on attainment of the condition. Compensation expense is recognized for shares issued pursuant to the ESPP on a straight-line basis over the offering period. The Company recognizes forfeitures as they occur, and cash flows related to excess tax benefits are presented as an operating activity in the accompanying consolidated statements of cash flows.

Prior to the IPO, the fair value of the common stock underlying the options had historically been determined by the Company’s Compensation Committee of the Board of Directors given the absence of a public trading market. The Compensation Committee of the Board of Directors determined the fair value of the common stock by considering a number of objective and subjective factors, including: (i) third-party valuations of common stock; (ii) the lack of marketability of the common stock; (iii) the Company's actual operating and financial results; (iv) the Company’s current business conditions and projections; and (v) the likelihood of various potential liquidity events, such as an initial public offering or sale of the Company, given prevailing market conditions. After the IPO, the fair value of the common stock was determined based on the Company’s closing stock price as quoted on the New York Stock Exchange on the grant date.
Net Loss Per Share Attributable to Class A and Class B-1 Common Stockholders
The Company utilizes the treasury method when calculating basic and diluted net loss per share. The rights of the holders of Class A common stock and Class B-1 common stock are identical in all respects, except that Class B-1 common stock will not vote on the election or removal of directors. The holders of Class B-2 common stock have no participating rights (voting or otherwise), except for the right to vote on the election or removal of directors and will be entitled to a nominal annual dividend of CAD$15,000 in the aggregate. As Class B-2 common stock have no participating economic rights, the Company is not required to use the two-class method.

Basic net loss per share is computed using the weighted average number of shares outstanding for the period, excluding unvested service and performance-based stock options. Diluted net loss per share is computed using the weighted average shares outstanding for the period plus dilutive potential shares, including unvested stock options using the treasury stock method.
Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments
The Company considers highly liquid investment securities with maturities of 90 days or less at the date of purchase to be cash equivalents and highly liquid investment securities with maturities of greater than 90 days but less than one year from the date of purchase to be short-term investments. The Company’s cash equivalents and short-term investments include time deposits and money market funds. The Company’s restricted cash is primarily associated with securing credit facilities.
Fair Value of Financial Instruments
The fair value of the Company’s cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximate their respective carrying amounts due to their short-term maturity.

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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s derivative contracts are transacted with various financial institutions with high credit ratings. The Company evaluates its counterparties associated with the Company’s foreign exchange forward contracts and interest rate swap contracts at least quarterly. Since all these counterparties are large credit-worthy commercial banking institutions, the Company does not consider counterparty non-performance to be a material risk. The Company may enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty.
No customer accounted for more than 10% of revenue in the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, December 31, 2020 and December 31, 2019, no customer accounted for more than 10% of the accounts receivable balance.
Allowance for Credit Losses
The Company estimates the overall collectability of accounts receivable and other contract assets and provides an allowance for credit losses for those considered uncollectible. The Company makes estimates of expected credit losses by specifically analyzing its accounts receivable and other contract assets based on historical experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in its customer payment terms. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The Company records the expected credit losses in general and administrative expense. On December 31, 2021 and 2020, the Company’s allowance for credit losses was $4.6 million and $4.6 million, respectively.

The table below details the activity of the allowance, for the years ended December 31, 2021 and 2020 (in thousands):

	Beginning Balance	Provisions for Expected Credit Loss	Write-offs, Net of Recoveries	Revaluation (i)	Ending Balance
December 31, 2019	$4,168	489	(344)	3	$4,316
December 31, 2020	$4,316	204	(46)	83	$4,557
December 31, 2021	$4,557	183	(39)	(57)	$4,644

(i)The amounts represent revaluations on balances denominated in foreign currencies.
Income Taxes
The Company uses the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.
A two-step approach is applied pursuant to ASC 740 in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in its income tax provision line of its consolidated statements of operations.
The Company evaluates the realization of deferred tax assets based on all available evidence, including projected results of operations and the scheduled reversal of temporary differences. The Company establishes a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Building, building improvements and site improvements are amortized over the estimated useful life of 25 years, 10-15 years and 15 years, respectively. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset, which range from one to ten years. Computers, equipment, and software, and furniture and fixtures are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets, generally one to five years.
Debt Issuance Costs
Debt issuance costs are initially deferred and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to the dollar and euro term loan facilities are considered long-term and presented as a direct reduction to long-term debt, net in the consolidated balance sheets. Unamortized debt issuance costs related to the revolving facility are also considered long-term and are included in other assets in the consolidated balance sheets.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2021, 2020 and 2019 were $16.7 million, $6.1 million and $2.7 million, respectively.
Foreign Currency Translation
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustments included in accumulated other comprehensive income (loss), a component of consolidated stockholders’ equity.
Gains or losses related to the remeasurement of certain foreign currency denominated assets and liabilities into their functional currency are recorded in net income (loss), unless such assets or liabilities are designated by management to be of a long-term investment nature, in which case such gains or losses are recorded in consolidated accumulated other comprehensive income (loss), a component of consolidated stockholders’ equity.
Self-funded health insurance plan
The Company maintains a partially self-funded health insurance plan for its U.S. employees. The Company also maintains a stop-loss insurance policy that limits its losses on a per employee basis.

The Company is responsible for estimating its exposure for claims incurred but not paid at the end of each reporting period and uses historical claims data supplied by a third party to estimate its self-funded insurance liability. Actual claims may differ from the Company’s estimates, but such differences have not been material for any period presented.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring
Restructuring charges primarily consist of severance, facilities, transition and other related costs. Severance costs generally include severance payments, notice-period payments, outplacement services, health insurance coverage, and relocation costs. Facilities costs generally include estimated variable lease operating expenses and lease termination costs. Transition and other related costs primarily consist of legal costs and consulting charges associated with business process improvements and strategy.
One-time employee severance costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Other transactions related costs are recognized as incurred. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and related liabilities are recorded within accrued compensation and related expenses and in accrued liabilities on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.
Leases
The Company amortizes its right-of-use assets, as operating lease expense on a straight-line basis over the lease term and classifies both the lease amortization and imputed interest as rent expense. Additionally, taxes, insurance and maintenance are excluded from minimum lease payments and are included in the determination of lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated.
The Company determines if an arrangement is or contains a lease at contract inception. In certain of its lease arrangements, primarily those related to data center arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement involves an identified asset that is physically distinct or whether the Company has the right to substantially all of the capacity of an identified asset that is not physically distinct. In arrangements that involve an identified asset, there is also judgment in evaluating if the Company has the right to direct the use of that asset. The Company did not have any finance leases for any periods presented.
Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company generally uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use assets related to its operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. The lease terms that are used in determining its operating lease liabilities at lease inception include options to extend or terminate the leases when it is reasonably certain that the Company will exercise such options.
The Company does not separate non-lease components from lease components for all leases. The Company does not recognize right-of-use assets and lease liabilities for short-term leases, which generally have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term.

In addition, the Company subleases certain of its unoccupied facilities to third parties. Any impairment to the associated right-of-use assets, leasehold improvements, or other assets as a result of a sublease is recognized in the period the sublease is executed and recorded in the consolidated statements of operations. The Company recognizes sublease income on a straight-line basis over the sublease term.
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts in an attempt to reduce the impact of foreign currency exchange rate fluctuations on forecasted cash flows and expenses and designates these contracts as

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cash flow hedges at inception. The Company is currently using foreign exchange forward contracts to hedge the anticipated foreign currency expenses of its subsidiary in India denominated in Indian rupee. The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings.
The Company enters into various interest rate swap agreements to offset the variability of cash flows associated with the floating rate interest payments related to its term loans. All cash flows relating to swaps that are considered to have an other than insignificant financing components at the inception date are included in cash flow from financing activities in the consolidated statements of cash flows. The Company records any change in the fair value of cash flow designated interest rate swaps in other comprehensive income (loss), until the hedged cash flow occurs, at which point any gain (loss) is reclassified into earnings or losses and any change in fair value of non-designated swaps in interest expense. The other comprehensive loss at de-designation is amortized to interest expense over the original hedge period and future gains and losses on the de-designated swap are recognized as interest expense.
Balance sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and do not otherwise qualify for hedge accounting treatment and, therefore, are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The Company recognizes derivative assets and derivative liabilities at gross fair values in its consolidated balance sheets. The Company evaluates prospectively, as well as retrospectively, the effectiveness of its hedge programs using statistical analysis. Prospective testing is performed at the inception of the hedge relationship, and quarterly thereafter. Retrospective testing is performed on a quarterly basis.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contract modifications and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued. The standard is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Note 3. Acquisitions
On July 1, 2020, the Company acquired Compact Solutions LLC (“Compact Solutions”) for total purchase consideration of $21.1 million. The acquisition has been accounted for as a business combination under the acquisition method, and of the total assets acquired, $8.4 million was allocated to acquired developed technology intangible assets and $0.8 million was allocated to acquired customer relationship intangible assets, with the residual recorded as goodwill. Compact Solutions focuses on automated solutions for data governance in complex enterprises, enabling organizations worldwide to meet regulatory compliance requirements. The acquisition strengthens Informatica’s current leadership in metadata-driven AI and automation and extends capabilities that enable Informatica customers to catalog and govern virtually all types of enterprise data. The goodwill is deductible for tax purposes.

Pro-forma results for acquisitions completed in 2020 and 2019 were not material to the Company’s consolidated statement of operations.
Note 4. Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments
The following table summarizes the Company’s cash, cash equivalents, restricted cash and short-term investments as of December 31, 2021 and December 31, 2020 (in thousands). There were no marketable securities held at December 31, 2021 and December 31, 2020.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020

Cash	$275,386	$201,732
Cash equivalents:
Time deposits	979	8,270
Money market funds	180,013	134,002
Total cash equivalents	180,992	142,272
Total cash and cash equivalents	$456,378	$344,004
Restricted cash	1,718	4,217
Total cash, cash equivalents, and restricted cash	$458,096	$348,221
Short-term investments:
Time deposits	40,045	18,729
Total short-term investments	40,045	18,729
Total cash, cash equivalents, restricted cash, and short-term investments	$498,141	$366,950
See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.
The Company did not record any gross unrealized gains or losses for the years ended December 31, 2021 and 2020.
Note 5. Fair Value Measurements
The Company uses a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. The three levels of fair value hierarchy are set forth below. The Company’s assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$41,024	$41,024	$—	$—
Money market funds(ii)	180,013	180,013	—	—
Total money market funds and time deposits	221,037	221,037	—	—
Foreign currency derivatives(iii)	1,609	—	1,609	—
Total assets	$222,646	$221,037	$1,609	$—
Liabilities:
Foreign currency derivatives(iv)	$52	$—	$52	$—
Interest rate derivatives(iv)	7,725	—	7,725	—
Total liabilities	$7,777	$—	$7,777	$—

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

(i)Included in cash equivalents and short-term investments on the consolidated balance sheets.
(ii)Included in cash equivalents on the consolidated balance sheets.
(iii)Included in prepaid expenses and other current assets, and other assets on the consolidated balance sheets.
(iv)Included in accrued liabilities and other liabilities on the consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency and Interest Rate Derivatives and Hedging Instruments
Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency rates and futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically the LIBOR cash and swap rates, and credit risk at commonly quoted intervals). The Company records its derivative assets and liabilities on a gross basis in the consolidated balance sheet and uses mid-market pricing as a practical expedient for fair value measurements.
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
Key inputs for interest rate derivatives are the cash rates for very short term, futures rates and swap rates beyond the derivative maturity. These rates are used to provide spot rates at resets specified by each derivative. Derivatives are discounted to present value at the measurement date using the same LIBOR curve. Credit default swap spread curves per counterparty and the BB Industrial credit spread curves, (representing the Company’s credit risk) at month end are used to discount the interest rate derivatives for non-performance risk using the potential method.
The counterparties associated with the Company’s foreign currency forward contracts and interest rate swaps are large credit-worthy financial institutions. The foreign currency derivatives transacted with these entities are relatively short in duration and the interest rate derivatives are spread between two counterparties; therefore, the Company does not consider counterparty concentration and non-performance to be material risks at this time. Both the Company and the counterparties are expected to perform under the contractual terms of the instruments.
There were no transfers between Level 1, Level 2 and Level 3 categories during the years ended December 31, 2021 and 2020.
Acquisition-related Contingent Consideration
The Company estimates the fair value of the contingent cash considerations related to acquisitions using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 instrument. The change in fair value of acquisition-related contingent consideration is included in restructuring, acquisitions and other charges in the consolidated statements of operations.

The changes in the acquisition-related contingent consideration liability for the years ended December 31, 2021 and 2020 (in thousands):

Ending balance as of December 31, 2019	$15,752
Accretion and other adjustments	2,147
Payment of contingent consideration	(6,500)
Additions from new acquisition	505
Ending balance as of December 31, 2020	$11,904
Accretion and other adjustments	101
Payment of contingent consideration	(12,005)
Ending balance as of December 31, 2021	$—

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
See Note 3. Acquisitions of the Notes to Consolidated Financial Statements for further discussion regarding Company acquisitions.
Note 6. Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at December 31, 2021 and 2020 (in thousands, except years):

	Estimated Useful Lives	December 31,
		2021	2020

Land	N/A	$40,512	$40,512
Buildings	25 years	118,134	118,134
Site improvements	15 years	2,517	2,246
Building improvements	10-15 years	34,252	30,397
Total land and buildings		195,415	191,289
Computer, equipment, and software	1-5 years	110,411	105,625
Furniture and fixtures	3-5 years	17,414	17,585
Leasehold improvements	1-10 years	55,331	57,269
Total property and equipment		378,571	371,768
Less: Accumulated depreciation and amortization		(201,162)	(178,730)
Total property and equipment, net		$177,409	$193,038
Depreciation and amortization expense were $24.9 million, $27.5 million, and $22.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 7. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of the goodwill as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020

Beginning balance	$2,419,501	$2,361,512
Goodwill from acquisitions	—	14,129
Measurement period adjustment	54	419
Foreign currency translation adjustment	(38,803)	43,441
Ending balance	$2,380,752	$2,419,501
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the year ended December 31, 2021, the Company recorded a total net reduction to goodwill of $38.7 million which consisted of $38.8 million of foreign currency translation adjustments, offset by an increase to goodwill of $0.1 million due to a measurement period adjustment related to changes in the realization of deferred tax assets.

During the year ended December 31, 2020, the Company recorded a total net addition to goodwill of $58.0 million which principally consisted of $14.1 million from the acquisition of Compact Solutions, $43.4 million resulting from foreign currency translation adjustments and $0.4 million measurement period adjustments.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of December 31, 2021 and 2020 are as follows (in thousands, except years):

	Weighted Average Useful Life (Years)	December 31, 2021			December 31, 2020
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	6	$878,822	$(823,965)	$54,857	$881,032	$(750,504)	$130,528
Other intangible assets:
Customer relationships	15	2,163,048	(1,214,492)	948,556	2,173,223	(1,050,709)	1,122,514
Trade names and trademark	7	81,894	(57,852)	24,042	82,510	(49,201)	33,309
Total other intangible assets		2,244,942	(1,272,344)	972,598	2,255,733	(1,099,910)	1,155,823
Total intangible assets subject to amortization		3,123,764	(2,096,309)	1,027,455	3,136,765	(1,850,414)	1,286,351
In-process research and development		—	—	—	800	—	800
Total intangible assets, net		$3,123,764	$(2,096,309)	$1,027,455	$3,137,565	$(1,850,414)	$1,287,151

The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $245.9 million, $287.8 million and $323.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019

Cost of revenues	$73,461	$98,458	$115,544
Operating expenses	172,434	189,309	208,082
Total amortization of intangible assets	$245,895	$287,767	$323,626
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

Years ending December 31,	Acquired Developed and Core Technology	Other Intangible Assets(i)	Total Intangible Assets
2022	$36,716	$154,809	$191,525
2023	11,875	138,278	150,153
2024	3,501	122,227	125,728
2025	1,626	99,924	101,550
2026	926	87,001	87,927
Thereafter	213	370,359	370,572
Total expected amortization expense	$54,857	$972,598	$1,027,455

(i)Other Intangible Assets includes customer relationships, trade names and trademarks.

Note 8. Accrued Liabilities
Accrued liabilities as of December 31, 2021 and 2020 consisted of the following (in thousands):

	Year ended December 31,
	2021	2020

Accrued taxes	$29,382	$24,541
Derivative liabilities	7,777	13,331
Other	37,604	48,180
Accrued Liabilities	$74,763	$86,052
Note 9. Borrowings
Long term debt consists of the following (in thousands):

	Year ended December 31,
	2021	2020

Dollar term loan	$1,875,000	$2,251,575
Euro term loan	—	583,066
Total debt	1,875,000	2,834,641
Less: Discount on term loan	(8,671)	(11,207)
Less: Debt issuance costs	(14,858)	(21,847)
Total debt, net of discount and debt issuance costs	1,851,471	2,801,587
Less: Current portion of long-term debt	(14,063)	(23,775)
Long-term debt	$1,837,408	$2,777,812
As of December 31, 2021 and 2020 the aggregate fair value of the Company’s dollar term loan and euro term loan, based on Level 2 inputs related to fair market value, were $1,871.5 million and $2,830.5 million, respectively. The Company recorded an unrealized remeasurement gain, net of realized gain or loss from

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
refinancing of $29.7 million during the year ended December 31, 2021 and an unrealized measurement loss, net of realized gain or loss from refinancing of $50.6 million relating to the euro term loan during the year ended December 31, 2020.
Credit Facilities

On February 25, 2020, the Company amended its existing credit facilities (as amended, the “First Lien Credit Agreement”) and entered into a new Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “2020 Credit Agreements”) with Nomura Corporate Funding Americas, LLC, as agent, for a syndicate of lenders. The Company borrowed $1.79 billion of dollar term loans and €480.0 million of euro term loans under the First Lien Credit Agreement and $425.0 million of term loans under the Second Lien Credit Agreement. On July 14, 2020, the Company borrowed an additional $50.0 million of second lien term loans under the Second Lien Credit Agreement.

On October 29, 2021, the Company refinanced the 2020 Credit Agreements with a new Credit and Guaranty Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. Under the Credit Agreement, the Company borrowed $1.875 billion of dollar term loans (the “Term Facility”) and obtained $250.0 million of commitments under a revolving credit facility (the “Revolving Facility” and, together with the Term Facilities, the “Credit Facilities”). The Company used the proceeds from the above amendment together with net proceeds of the initial public offering and cash on hand to refinance the First Lien Credit Agreement and to redeem €472.8 million of euro term loan under the First Lien Credit Agreement, redeem $475.0 million of term loans under the Second Lien Credit Agreement, and pay fees and expenses in connection with the transaction.
The entry into the Credit Agreement and related transactions resulted in a one-time loss on debt refinancing of $30.8 million, which was comprised of $10.5 million related to expensing of existing unamortized debt issuance and discount costs due to extinguishment of debt, $9.5 million related to a breakage fee on a term loan repaid under the Second Lien Agreement, and the remaining $10.8 million related to new debt issuance costs for loans from existing lenders which were considered modified. On the date of the Credit Agreement, the Company had previously unamortized debt issuance costs and an original issue discount associated with the modified lenders of $18.1 million and incurred an additional $3.7 million of new debt issuance costs and $2.3 million of new debt discount from new lenders, the aggregate amount of which will be amortized to interest expense using the effective interest method over the remaining life of the term loan.
The Term Facility matures on October 29, 2028 and is repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Facility matures on October 29, 2026.

The Company may prepay all or part of the Credit Facilities at any time. Subject to certain exceptions and limitations, the Company is required to prepay the Term Facility with the net proceeds of certain occurrences, such as the incurrences of indebtedness not permitted to be incurred under the Credit Agreement, certain sale and leaseback transactions and asset sales. The agreement also requires mandatory prepayments of the Term Facility with excess cash flow as specified in the terms of the Credit Agreement.

Borrowings under the Term Facility bear interest, at the Company’s option, either at (i) LIBOR plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the highest of (a) the Federal Funds Rate plus one half of 1%, (b) the rate of interest in effect for such day as published by the Wall Street Journal as the “prime rate,” and (c) LIBOR plus 1.00%; provided that the base rate shall not be less than 1.00% per annum. LIBOR is subject to a “floor” of 0% per annum. The Term Facility was issued with 0.125% of original issue discount.
The Revolving Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.50% and 2.00% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.50% and 1.00% based on the Company’s total net first lien leverage ratio. No amounts were outstanding under the Revolving Facility as of December 31, 2020 and December 31, 2021. There were $1.4 million, and $0.7 million of utilized letters of credit under the Revolving Facility at December 31, 2020 and December 31, 2021, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company guarantees the obligations under the Credit Agreement. All obligations under the Credit Agreement are secured by a perfected lien or security interest in substantially all of the Company’s and the guarantors’ tangible and intangible assets. The Credit Agreement also provides for a swingline sub facility of $15.0 million, which is available on a same day basis and a letter of credit facility of $30.0 million. The Credit Agreement includes an uncommitted incremental facility in an amount not to exceed the greater of $476.0 million and 100% of LTM EBITDA plus additional amounts, including subject to compliance with certain leverage tests.

Accrued interest is payable (i) quarterly in arrears with respect to base rate loans, (ii) at the end of each interest rate period (or at each 3- month interval in the case of loans with interest periods greater than 3 months) with respect to LIBOR loans, (iii) the date of any repayment or prepayment, and (iv) at maturity (whether by acceleration or otherwise). The Company is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. Under the Credit Agreement, a commitment fee is payable on the daily unutilized amount under the Revolving Facility at a per annum rate ranging from 0.35% to 0.25% depending on the Company’s total net first lien leverage ratio.

The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2021.

The Credit Agreement, among other things, limits the ability of the Company and its restricted subsidiaries to incur or guarantee additional indebtedness; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain subordinated debt; make certain loans or investments; create liens; merge or consolidate with another company or transfer or sell assets; enter into restrictions affecting the ability of certain restricted subsidiaries to make distributions, loans or advances to the Company or its restricted subsidiaries; and engage in transactions with affiliates. These covenants are subject to a number of important limitations and exceptions, which are described in the Credit Agreement.
Future minimum principal payments
Future minimum principal payments on the Term Facility as of December 31, 2021 are as follows (in thousands):

Years ending December 31,

2022	$14,063
2023	18,750
2024	18,750
2025	18,750
2026	18,750
Thereafter	1,785,937
Total	$1,875,000

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Disaggregation of Revenue and Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019

Revenue:
Cloud and subscription support	$433,001	$320,525	$237,917
On-Premises subscription license	314,671	273,309	233,790
Subscription	747,672	593,834	471,707
Perpetual license	29,269	63,126	143,392
Software revenue	776,941	656,960	615,099
Maintenance	558,470	560,868	572,095
Professional services	108,644	105,268	119,336
Maintenance and professional services revenue	667,114	666,136	691,431
Total revenues	$1,444,055	$1,323,096	$1,306,530
Revenue by geographic location for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019

North America	$961,860	$886,477	$890,873
EMEA	325,583	292,151	272,078
Asia Pacific	122,770	116,863	106,896
Latin America	33,842	27,605	36,683
Total revenues	$1,444,055	$1,323,096	$1,306,530
In 2021, 2020 and 2019, the Company’s revenue from customers in the United States was $907.8 million, $838.4 million and $872.7 million, respectively. Revenue from customers in all foreign countries during those periods was $536.3 million, $484.7 million and $433.8 million, respectively. No foreign country represented 10% or more of the Company’s total revenue for the three years ended December 31, 2021, 2020 and 2019, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs to obtain a contract

Costs to obtain contracts consist of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the years ended December 31, 2021 and 2020 (in thousands):

Ending balance as of December 31, 2019	$117,788
Additions	55,875
Commissions amortized	(38,479)
Revaluation	1,382
Ending balance as of December 31, 2020	$136,566
Additions	90,971
Commissions amortized	(48,517)
Revaluation	(1,560)
Ending balance as of December 31, 2021	$177,460
Of the $177.5 million deferred commissions balance as of December 31, 2021, the Company expects to recognize approximately 31% as commission expense over the next 12 months, and the remainder thereafter. Deferred commissions are included in Prepaid expenses and other current assets and Other assets in the consolidated balance sheets.
Note 11. Leases
The Company leases certain office facilities under various operating leases, which expire at various dates through 2035 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The Company’s leases have remaining lease terms of up to 13 years, some of which include options to extend the lease for up to 9 years. Additionally, some lease contracts include termination options. The Company’s lease agreements do not contain any residual value guarantees, material variable payment provisions or material restrictive covenants.
Total operating lease expense was $21.3 million, $22.5 million, and $20.6 million, excluding short term lease costs, variable lease costs, and sublease income each of which were immaterial for the years ended December 31, 2021, 2020 and 2019, respectively, and is recorded under operating expenses.
Total cash paid for amounts included in the measurement of operating lease liabilities was $22.9 million and $22.9 million, for the years ended December 31, 2021 and 2020, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets were $22.1 million and $11.9 million, at December 31, 2021 and 2020, respectively.
The weighted-average remaining lease term and weighted-average discount rate for operating lease liabilities as of December 31, 2021 were 6.54 years and 4.56%, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of operating lease liabilities as of December 31, 2021 are presented in the table below (in thousands):

Year ending December 31,
2022	$22,105
2023	17,967
2024	15,053
2025	10,344
2026	6,888
Thereafter	20,612
Total operating lease payments	$92,969
Less: imputed interest	(11,945)
Present value of operating lease liabilities	$81,024
The Company leases certain portion of its owned facilities to third parties. The Company earned lease income of $4.5 million, $4.8 million and $3.0 million for the years ending December 31, 2021, 2020 and 2019, respectively and is included in Other income (expense), net on the consolidated statements of operations. The terms of these non-cancelable lease arrangements generally require fixed periodic payments ranging from three to four years.
Note 12. Restructuring
In July 2020, the Company initiated a restructuring plan to reorganize its workforce and close certain offices. During the fourth quarter of 2020, the Company completed the reorganization activities related to its workforce, which resulted in the elimination of approximately 300 employees, or 6% of the total workforce. In addition, the Company closed several offices, primarily in Asian countries where it has shifted from a direct sales model to a reseller/distributor model, during the third quarter of 2020. The Company also closed additional offices in the fourth quarter of 2020. In connection with this restructuring plan, the Company recorded $16.4 million in aggregate charges of which $14.3 million relate to severance, $1.7 million relate to closing facilities, and $0.4 million relate to transition and other related costs.

The following table sets forth a summary of restructuring activities since January 1, 2020 through December 31, 2021 (in thousands):

	Severance(i)	Facilities closures(ii)	Transition and related costs(ii)	Total
Balance as of January 1, 2020	$—	$—	$—	$—
Total charges	14,339	1,730	407	16,476
Cash payments	(12,163)	(508)	(335)	(13,006)
Balance as of December 31, 2020	$2,176	$1,222	$72	$3,470
Total charges	(322)	94	228	—
Cash payments	(1,854)	(379)	(300)	(2,533)
Balance as of December 31, 2021	$—	$937	$—	$937

(i)The balance at December 31, 2021 and December 31, 2020 is recorded in accrued compensation and related expense in the consolidated balance sheets.
(ii)The balance at December 31, 2021 and December 31, 2020 is recorded in accrued liabilities in the consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Derivative Financial Instruments
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

The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of December 31, 2021, a net unrealized gain of approximately $0.9 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of December 31, 2021 and 2020, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of thirteen months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $83.9 million and $57.9 million of Indian rupees as of December 31, 2021 and 2020, respectively.

Interest Rate Swaps

The Company has entered into various interest rate swap agreements to offset the variability of cash flows associated with the floating rate interest payments related to the Term Loan Facilities. See Note 9. Borrowings in the Notes to Consolidated Financial Statements of this Report for further discussion of the credit facilities. These swaps are designated as cash flow hedges of floating rate interest payments. As of December 31, 2021, the Company has two interest rate swaps outstanding with a total current notional amount of $1.3 billion, with fixed rates ranging from 0.695% to 1.525%. As of December 31, 2020, the Company has three interest rate swaps outstanding with a total current notional amount of $1.3 billion, with fixed rates ranging from 0.695% to 2.439%. All cash flows relating to swaps that are considered to have an other than insignificant financing component at the inception date are included in cash flow from financing activities in the consolidated statement of cash flows. The interest rate swaps will mature by December 2022. We record any change in the fair value of the interest rate swaps in other comprehensive income (loss), until the hedged cash flow occurs, at which point any gain (loss) is reclassified into earnings and any change in fair value of non-designated swaps in interest expense. One of the two interest rate swaps was de-designated in November 2020. The other comprehensive loss at de-designation is amortized to interest expense over the original hedge period and future gains and losses on the de-designated swap is recognized as interest expense. A net unrealized loss of approximately $4.1 million currently accumulated in other comprehensive income (loss) for the interest rate swaps as of December 31, 2021 is expected to be reclassified into earnings within the next twelve months.
In March 2020, the Company restructured existing swap agreements by extending the hedging period to take advantage of lower interest rates and produce an immediate reduction in cash outflows. The restructured swaps are considered a hybrid instrument under ASC 815 due to the negative market value at designation: a borrowing and an embedded interest rate swap with a fair value of zero that has been designated as a cash flow hedge of interest expense on the Company’s outstanding LIBOR borrowings. The borrowing associated with the hybrid instruments

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
had a balance of $6.5 million and $12.7 million as of December 31, 2021 and 2020, respectively and is recorded in Accrued Liabilities and Other Liabilities. The borrowing is being amortized to interest expense over its remaining term and the fair value of the embedded interest rate swap is recorded in other comprehensive income until recognized as interest expense at each settlement date.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $9.4 million and $7.9 million of Indian rupees at December 31, 2021 and 2020, respectively. There were no open foreign currency contracts to sell at December 31, 2021 and 2020, respectively.

The following table reflects the fair value amounts for designated and non-designated hedging instruments at December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)

Designated hedging instruments
Foreign currency forward contracts	$1,405	$52	$2,177	$—
Interest Rate Swaps	—	1,992	—	17,566
Non-designated hedging instruments
Foreign currency forward contracts	204	—	153	—
Interest Rate Swaps	—	5,733	1,757	7,170
Total fair value of hedging instruments	$1,609	$7,777	$4,087	$24,736

(i)Included in prepaid expenses and other current assets, and other assets on the consolidated balance sheets.
(ii)Included in accrued liabilities and other liabilities on the consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of December 31, 2021 and 2020, there were no derivative assets or liabilities that were net settled under the master netting agreements.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis. Prospective testing is performed at the inception of the hedge relationship and quarterly thereafter. Retrospective testing is performed on a quarterly basis.

The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and consolidated statements of operations for the periods indicated below are as follows (in thousands):

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020	2019

Amount of gain (loss) recognized in other comprehensive income (loss)(i)	$4,938	$(31,184)	$(14,201)
Amount of gain (loss) related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income(ii)	$3,307	$(687)	$1,267
Amount of (loss) related to interest rate swaps reclassified from accumulated other comprehensive loss into income as interest expense	$(21,323)	$(20,564)	$(4,836)

(i)The before-tax gain of $2,482, $1,183 and $1,207 related to foreign exchange forward contracts were recognized in other comprehensive income (loss) during the years ended December 31, 2021, 2020 and 2019, respectively. The before-tax gain (loss) of $2,456, $(32,367) and $(15,408) related to interest rate swaps were recognized in other comprehensive income (loss) during the years ended December 31, 2021, 2020 and 2019 respectively.

(ii)The before-tax gain (loss) of $629, $(147) and $280 were included in cost of service revenues on the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively. The before tax gain (loss) of $2,678, $(540) and $987 were included in operating expenses, primarily research and development expense on the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.
No amounts were excluded from the assessment of hedge effectiveness during the years ended December 31, 2021, 2020 and 2019.
The pre-tax gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Gain (loss) recognized in other income (expense), net	$(183)	$(206)	$1,473
See Note 5. Fair Value Measurements, Note 16. Accumulated Other Comprehensive Income, and Note 20. Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Report for a further discussion.
Note 14. Stockholders Equity and Deferred Compensation
Common and Preferred Stock
On September 30, 2021, the Company completed the restructuring transactions which resulted in the shareholders of Ithacalux contributing their interests in Ithacalux to Informatica in exchange for an aggregate of 288,867,682 shares of Informatica’s common stock. 200,768,636 shares of Informatica’s common stock are designated Class A common stock with 300,000,000 shares authorized, and 44,049,523 shares of the common stock are designated Class B-1 common stock, with 100,000,000 shares authorized, and an equal number (44,049,523 shares of the common stock) designated Class B-2 common stock with 100,000,000 shares authorized. The number of shares of Class A common stock and Class B-1 and Class B-2 common stock issued was determined in accordance with the applicable provisions of the contribution agreement. Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.
In connection with the IPO, the Company filed an amended and restated certificate of incorporation in October 2021, which became effective on the date of its filing. The Amended and Restated Certificate of Incorporation authorized the issuance of a total of 2,000,000,000 shares of Class A common stock, $0.01 par value

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
per share, 200,000,000 shares of Class B-1 common stock, $0.01 par value per share, 200,000,000 shares of Class B-2 common stock, $0.00001 par value per share, and 200,000,000 shares of preferred stock, $0.01 par value per share. There was no preferred stock issued and outstanding as of December 31, 2020 and December 31, 2021.
The rights of the holders of Class A common stock and Class B-1 common stock are identical in all respects, except that Class B-1 common stock will not vote on the election or removal of directors. The holders of Class B-2 common stock have no participating rights (voting or otherwise), except for the right to vote on the election or removal of directors and will be entitled to a nominal annual dividend of CAD$15,000.0 in the aggregate.

Equity Incentive Plans
In September 2021, as a result of the restructuring transactions, the Company adopted the equity incentive plan (the "2015 Plan"). The 2015 Plan has 34,065,509 aggregate shares authorized with a plan termination date of 10 years since the last amendment and restatement, or until March 13, 2030. The 2015 Plan is administered by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”). Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.
The Compensation Committee granted equity awards through the third quarter of 2021 under the 2015 Plan in the form of options to acquire shares of the Company. The options are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The term of the options granted under this plan is ten years with a vesting requirement of continued employment through the applicable vesting date (“Service-based Options”), and in certain cases attainment of performance criteria (“Performance-based Options”).

In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Code to our employees and any parent and subsidiary corporations' employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations' employees and consultants. A total of 32,858,200 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan. The number of shares available for issuance under the 2021 Plan will also include an annual increase on the first day of each year beginning in the 2022 fiscal year.

Performance-based Options

In 2015, the Company issued stock options to employees and directors with performance vesting conditions, including a compounded annual revenue growth rate (“CAGR”), both vesting conditions of which had been attained as of December 31, 2020. The resulting stock-based compensation expense recognized prior to 2021 on the vesting of CAGR options was $12.8 million.

In addition, the Company has issued different types of performance-based options under the 2015 Plan for which vesting is subject to the achievement of one or more performance events, such as achievement of certain levels of Multiple on Invested Capital, exit events, including a change in control partial sale, or initial public offering, and market liquidity vesting criteria in connection with achieving a certain per share price in any one or more exit events (the "MOIC/Performance Options"). At the achievement of one or more exit events, the Company will recognize compensation expense in proportion to the requisite service period already completed. Upon the effectiveness of our IPO, an underlying performance-based vesting condition of the MOIC/Performance Options was deemed satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $15.7 million as of the date of IPO. The remaining expense will be recognized over the remaining estimated derived service period unless the market liquidity vesting criteria are achieved earlier.

During the year ended December 31, 2021, the Company issued additional performance-based options under the 2015 Plan for which vesting was subject to the satisfaction of both a liquidity event-related performance condition, including an initial public offering (“IPO Performance-based Options”), and a service-based vesting condition. Upon the effectiveness of our IPO, the performance-based vesting condition was satisfied, and as a

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
result, the Company recognized cumulative stock-based compensation expense of $1.2 million on the date of IPO. The remaining expense will be recognized over the remaining service period using an accelerated attribution method.

Option Awards Activity
During the year ended December 31, 2021, the Company granted 5.7 million stock option awards under the 2015 Plan with the weighted average grant date fair value of $8.20 per share. The following table summarizes the option award activity for the years ended December 31, 2021 and 2020 (in thousands, except share price and term):

	Number of Options			Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service-based	Performance-based
Outstanding at December 31, 2019	19,925	11,497	8,428	$10.36		7.34	$96,377
Granted	12,172	10,417	1,755	$19.80	$2.68
Exercised	(1,471)	(1,342)	(129)	$10.57			$6,538
Forfeited or expired	(6,916)	(4,109)	(2,807)	$11.55
Outstanding at December 31, 2020	23,710	16,463	7,247	$14.85		7.84	$83,364
Granted	5,668	3,749	1,919	$22.20	$8.20
Exercised	(1,276)	(1,024)	(252)	$11.83			$13,742
Forfeited or expired	(2,218)	(1,420)	(798)	$15.74
Outstanding at December 31, 2021	25,884	17,768	8,116	$16.53		7.36	$529,265
The weighted-average fair value of each share used in the determination of the Company’s options as of and for the respective period ended December 31, 2021 and 2020 was $21.42 and $15.12, respectively. The fair value of options vested during the years ended December 31, 2021 and 2020 was $13.8 million and $4.9 million, respectively. As of December 31, 2021, the number of options vested and exercisable was 10.4 million with a weighted average exercise price of $14.6 and aggregate intrinsic value of $234.0 million. The weighted average remaining contractual terms for options vested and exercisable as of December 31, 2021 and 2020 were 6.34 years and 5.70 years, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. As of December 31, 2021, there were a total of approximately 15.4 million unvested options with a weighted-average grant date fair value of $5.78 per share. As of December 31, 2020, there were a total of approximately 17.5 million unvested options with a weighted-average grant date fair value of $3.39 per share.

Restricted Stock Units ("RSUs")

In the fourth quarter of 2021, after the completion of the IPO, the Company issued RSUs to employees and directors under the 2021 Plan. RSUs vest upon the satisfaction of a service-based vesting condition only. The service based condition for the majority of these awards is generally satisfied pro-rata over four years.

The following table summarizes RSU activity and related information during the year ended December 31, 2021 under the 2021 Plan (in thousands, except share price):

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2020	—	$—
Granted	7,635	33.02
Vested	—	—
Forfeited	(65)	32.98
Unvested and outstanding as of December 31, 2021	7,570	$33.02

Employee Stock Purchase Plan ("ESPP")

In October 2021, the Company’s Compensation Committee approved the 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which became effective in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 5,476,400 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP, in addition to any annual increases in the number of shares of Class A common stock reserved for future issuance under the 2021 ESPP.

Under the 2021 ESPP, eligible employees are able to acquire shares of common stock on a discount by accumulating funds through payroll deductions. Offering periods are generally twelve months long and begin on March 1 and September 1 of each year, except for the first offering period. The first initial offering period began on October 27, 2021 and will end on September 1, 2022. The purchase price for shares of our common stock purchased under the 2021 ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. The 2021 ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the first date of the offering period.

Share Repurchases
During the years ended December 31, 2021 and 2020, the Company repurchased additional 0.4 million and 0.2 million shares for $9.3 million and $3.3 million, respectively. All repurchases were completed under the terms of the 2015 Plan.
Summary of Assumptions
The fair values of the service-based awards granted during the years ended December 31, 2021, 2020 and 2019 were estimated using the following assumptions using the Black-Scholes pricing model:

	December 31,
	2021	2020	2019
Option Awards:
Expected term (in years)	3.4	2.9	2.7
Expected volatility	39.4%	36.4%	31.0%
Risk-free interest rate	0.4%	0.3%	2.0%
Expected dividend rate	—%	—%	—%

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected term - The Company estimates the expected term based on an analysis of the facts and circumstances underlying the option agreement.

Expected volatility - The Company performs an analysis using publicly-traded peer companies' historical volatility over the expected term to develop an expected volatility assumption.

Risk-free interest rate - Risk-free rate is estimated based upon the implied yield on the U.S. Treasury zero-coupon issued with maturities that are consistent with the option’s expected term.

Expected dividend yield - Based on Company’s continued assumption that there will not be any dividend payouts, the expected dividend yield is zero.

Fair value of underlying common stock - Prior to the Company's IPO, the fair value of the underlying share and the exercise price were based on the estimated per share fair value from the Company’s recurring valuation process. The Company discounted the fair value of the underlying share for lack of marketability of the shares before applying each model. After the completion of the IPO, the fair value of the Company's common stock is determined by the closing price of its common stock on the date of grant.

The following table summarizes the weighted-average assumptions used in estimating the fair value of our performance-based options using the Monte Carlo pricing model:

	December 31,
	2021	2020
Option Awards:
Expected term (in years)	1.9 - 2.7	3.4 - 3.9
Expected volatility	40.0% - 45.0%	45.0%
Risk-free interest rate	1.2% - 1.5%	0.6% - 0.7%
Expected dividend rate	—%	—%

The following table summarizes the weighted-average assumptions used in estimating the fair value of ESPP for the initial offering period using the Black-Scholes pricing model:

December 31,
2021
ESPP:
Expected term (in years)	0.3 - 0.9
Expected volatility	27.6% - 32.6%
Risk-free interest rate	0.1%
Expected dividend rate	—%

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Compensation
The stock-based compensation (excluding deferred compensation) for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Cost of revenues	$5,528	$916	$1,724
Research and development	11,114	2,531	4,367
Sales and marketing	12,889	3,035	3,341
General and administrative	15,486	5,562	5,977
Total stock-based compensation	$45,017	$12,044	$15,409
As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested service-based options was $30.3 million and is expected to be recognized over the remaining weighted-average vesting period of 3.77 years. During 2021, 2020, and 2019, the Company recorded tax benefits related to stock-based compensation costs of $5.5 million, $2.5 million, and $3.5 million, respectively. The Company updated the 2020 and 2019 disclosures with regards to the tax benefits related to stock-based compensation expense due to an immaterial incorrect prior disclosure.

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested options with performance and market liquidity vesting conditions is $24.3 million of which a portion of the compensation expense in proportion to the requisite service period already completed was recognized at the achievement of an underlying performance condition, and the remaining to be recognized over the remaining estimated derived service period of 1.91 years, unless the market liquidity vesting criteria are achieved earlier. As of December 31, 2021, the Company recognized $18.1 million in stock-based compensation expense related to these options during the year ended December 31, 2021.

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested options with performance and service vesting conditions is $14.1 million of which a portion of the compensation expense in proportion to the requisite service period already completed was recognized at the achievement of the performance condition, and the remaining to be recognized over the remaining service period of 3.67 years. As of December 31, 2021, the Company recognized $1.2 million in stock-based compensation expense related to these options.

As of December 31, 2021, the Company recognized $7.3 million in stock-based compensation expense related to RSUs. There were no RSUs vested as of December 31, 2021. As of December 31, 2021, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $241.5 million and is expected to be recognized over the remaining weighted-average vesting period of 3.86 years.

As of December 31, 2021, the Company recognized $2.2 million in stock-based compensation expense related to ESPP. As of December 31, 2021, the total unrecognized stock-based compensation expense related to the ESPP was $8.3 million and is expected to be recognized over the remaining offering period.

The Company has issued certain liability classified equity awards to some of its employees. The awards were revalued as of December 31, 2021 using the stock price traded at the time. This resulted in an additional stock-based compensation expense of $0.8 million. The Company also recognized $1.3 million of stock-based compensation expense during the year ended December 31, 2021 due to the modification of certain executive awards. The modification affected certain executives, in which it extended the post termination option exercise period from 60 days to 1 year.

In November 2019, the Company’s Compensation Committee of the Board of Directors approved the use of up to $60.9 million of cash to fund an employee incentive and retention program; the first payout was during the

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fourth quarter of 2019, in the form of a tender offer, and the second payout was in the first quarter of 2020, in the form of negotiated repurchases. The tender offer allowed certain employees with service-based options vested as of September 30, 2019, to tender a portion of their eligible vested options to the Company in exchange for cash. The tender offer closed on December 4, 2019, resulting in 19.6 million vested options exchanged for net cash payments of $29.2 million. The negotiated repurchases allowed certain employees with service-based options which were vested as of September 30, 2019, to sell a portion of their eligible vested options to the Company in exchange for cash. The negotiated repurchases closed on January 6, 2020, resulting in 15.3 million vested options exchanged for net cash payments of $23.1 million. In accordance with ASC 718, the Company recorded the difference between the estimated fair market value and the exercise price of awards as a reduction in additional paid-in capital, and the difference between the offer price and the current estimated fair market value of awards as additional compensation expense. As a result of the negotiated repurchases, the Company recognized a $9.9 million and $7.5 million reduction in additional paid-in capital for settlement of certain vested stock options during the years ended December 31, 2019 and 2020, respectively, and recognized an incremental $19.3 million and $15.5 million of compensation expense during the years ended December 31, 2019 and 2020, respectively. There was no activity in 2021 related to these transactions.

Note 15. Employee 401(K) Plan
The Company’s employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary, up to the statutory prescribed annual limit. The Company matches 50% of the contribution made by an employee, up to a maximum of $6,000 per calendar year. For employees hired prior to January 1, 2017, contributions made by the Company vest 100% upon contribution. For employees hired after January 1, 2017, contributions made by the Company vest on a graded vesting schedule over four years. The Company contributed $9.6 million, $10.0 million, and $9.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the year ended December 31, 2021, net of taxes (in thousands):

		Net Unrealized Gain/Loss on Derivatives
	Cumulative Translation Adjustments	Foreign Currency		Interest Rate Swaps		Total Cash Flow Hedges	Total
Beginning balance as of December 31, 2020	$63,711	$1,643		$(22,059)		$(20,416)	$43,295
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax (expense) of $(165), $(618) and $(544)	(43,479)	1,864		1,912		3,776	(39,703)
Net (gain) loss reclassified from accumulated other comprehensive income (loss), net of tax (expense) benefit of $—, $(818) and $5,275	—	(2,489)	(i)	16,048	(ii)	13,559	13,559
Total other comprehensive income (loss), net of tax effect(iii)	(43,479)	(625)		17,960		17,335	(26,144)
Ending balance as of December 31, 2021	$20,232	$1,018		$(4,099)		$(3,081)	$17,151

(i)The before-tax gain of $629 and $2,678 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the consolidated statements of operations.
(ii)The before-tax loss of $21,323 was included in interest expense on the consolidated statements of operations.
(iii)The tax benefit (expense) related to the net gain (loss) reclassified from accumulated other comprehensive income (loss) was included in income tax provision on the consolidated statements of operations.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the year ended December 31, 2020, net of taxes (in thousands):

		Net Unrealized Gain/Loss on Derivatives
	Cumulative Translation Adjustments	Foreign Currency		Interest Rate Swaps		Total Cash Flow Hedges	Total
Beginning balance as of December 31, 2019	$18,224	$232		$(13,147)		$(12,915)	$5,309
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $(415), $(290) and $7,933	45,487	893		(24,434)		(23,541)	21,946
Net loss reclassified from accumulated other comprehensive income (loss), net of tax benefit of $—, $169 and $5,042	—	518	(i)	15,522	(ii)	16,040	16,040
Total other comprehensive income (loss), net of tax effect (iii)	45,487	1,411		(8,912)		(7,501)	37,986
Ending balance as of December 31, 2020	$63,711	$1,643		$(22,059)		$(20,416)	$43,295

(i)The before-tax losses of $(147) and $(540) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the consolidated statements of operations.
(ii)The before-tax loss of $20,564 was included in interest expense on the consolidated statements of operations.
(iii)The tax benefit (expense) related to the net gain (loss) reclassified from accumulated other comprehensive income was included in income tax provision on the consolidated statements of operations.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the year ended December 31, 2019, net of taxes (in thousands):

		Net Unrealized Gain/Loss on Derivatives
	Cumulative Translation Adjustments	Foreign Currency		Interest Rate Swaps		Total Cash Flow Hedges	Total
Beginning balance as of December 31, 2018	$34,717	$277		$(5,173)		$(4,896)	$29,821
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $(116), $(296) and $3,785	(16,493)	911		(11,623)		(10,712)	(27,205)
Net (gain) loss reclassified from accumulated other comprehensive income (loss), net of tax benefit (expense) of $—, $(311) and $1,187	—	(956)	(i)	3,649	(ii)	2,693	2,693
Total other comprehensive income (loss), net of tax effect(iii)	(16,493)	(45)		(7,974)		(8,019)	(24,512)
Ending balance as of December 31, 2019	$18,224	$232		$(13,147)		$(12,915)	$5,309

(i)The before-tax gain of $280 and $987 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the consolidated statements of operations.
(ii)The before-tax loss of $4,836 was included in interest expense on the consolidated statements of operations.
(iii)The tax benefit (expense) related to the net gain (loss) reclassified from accumulated other comprehensive income was included in income tax provision on the consolidated statements of operations.
See Note 5. Fair Value Measurements, Note 13. Derivative Financial Instruments and Note 20. Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Report for a further discussion.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Income Taxes

The provision (benefit) for income taxes consists of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax provision:
U.S. federal	$12,419	$25,118	$25,320
U.S. state	9,748	7,955	5,494
Non-U.S.	23,564	17,033	16,803
Total current tax provision	45,731	50,106	47,617
Deferred tax benefit:
U.S. federal	(8,699)	(46,101)	(57,931)
U.S. state	(7,429)	(14,842)	(11,661)
Non-U.S.	(5,564)	(11,484)	(1,021)
Total deferred tax (benefit)	(21,692)	(72,427)	(70,613)
Total provision (benefit) for income taxes	$24,039	$(22,321)	$(22,996)
The components of income (loss) before income taxes attributable to the U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$(120,874)	$(199,087)	$(188,568)
Non-U.S.	44,984	8,879	(17,653)
Loss before income taxes	$(75,890)	$(190,208)	$(206,221)
The Company became a tax resident of the United States starting in 2021; therefore, the statutory rate used for purposes of the following reconciliation between the provision (benefit) for income taxes at the statutory tax rate and the total provision (benefit) for income taxes for the year ended December 31, 2021 was 21%. For 2020 and 2019, the Company was a tax resident of Luxembourg; therefore, for those years, the statutory rate was 25%:

	Year Ended December 31,
	2021	2020	2019
Income tax benefit computed at statutory tax rate	$(15,912)	$(47,195)	$(51,152)
State taxes, net of federal benefit	750	(5,441)	(6,302)
Foreign earnings taxed at different rates	2,950	9,859	12,433
Stock-based compensation	1,729	1,023	302
Return to provision true-up	114	9,365	5,390
Research and development tax credits	(3,067)	(2,259)	(3,396)
Deferred distribution taxes	2,209	1,881	2,173
Foreign Inclusions	3,144	5,863	4,099
Withholding taxes	5,729	3,586	4,075
IRS audit settlement	(4,990)	—	—
Valuation allowance	30,768	1,938	7,751
Other	615	(941)	1,631
Total income tax provision (benefit)	$24,039	$(22,321)	$(22,996)

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax benefit was (32)% for the year ended December 31, 2021. The effective tax benefit was higher than the United States statutory rate of 21%, primarily due to establishment of a valuation allowance on its disallowed interest expense deferred tax asset and withholding taxes, partially offset by a benefit from the IRS audit settlement.

The Company’s effective tax rates were 12% and 11% for the years ended December 31, 2020 and 2019, respectively. The effective tax rates were lower than the Luxembourg statutory rate of 25%, primarily due to U.S. earnings taxed at lower tax rates under the Tax Cuts and Jobs Acts enacted on December 22, 2017.

Significant components of the Company’s deferred tax assets and liabilities are as follow (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$21,726	$22,009
Tax credit carry forwards	31,910	30,708
Reserves and accrued costs not currently deductible	14,653	17,668
Deferred revenue	76,773	50,945
Unrealized gains or losses	3,591	22,508
Disallowed interest expense	88,204	71,806
Stock-based compensation	9,021	2,039
Lease liability	15,070	16,416
Depreciable assets	173	(532)
Other	486	590
Gross deferred tax assets	261,607	234,157
Valuation allowance	(128,108)	(83,851)
Net deferred tax assets	133,499	150,306
Deferred tax liabilities:
Deferred distribution tax	(8,969)	(6,760)
Intangible assets	(170,482)	(213,855)
Deferred commissions	(32,537)	(24,607)
Right of use assets	(13,102)	(14,667)
Total deferred tax liabilities	(225,090)	(259,889)
Net deferred tax liabilities	$(91,591)	$(109,583)
The Company’s accounting policy is to treat tax on Global Intangible Low-Taxed Income as a current period cost included in tax expense in the year incurred.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance for the year ended December 31, 2021, the Company considered all available evidence both positive and negative, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
As a result of this analysis for the year ended December 31, 2021, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for disallowed interest expense, the net California deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized. The net change during the year in the total valuation allowance is $44.3 million.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of valuation allowances is as follows (in thousands):

Valuation allowance on deferred tax assets:	Balance at Beginning of Period	(Charged) Credited to Expenses / Other	Balance at Ending of Period
Year ended December 31, 2019	$(83,543)	$(12,868)	$(96,411)
Year ended December 31, 2020	$(96,411)	$12,560	$(83,851)
Year ended December 31, 2021	$(83,851)	$(44,257)	$(128,108)
As of December 31, 2021, the Company had U.S. federal and state net operating loss carry forwards of approximately $21.1 million and $5.9 million, respectively. The Company also has U.S. federal foreign tax credit carry forwards of approximately $0.3 million, which will start to expire in 2031, if not utilized. In addition, the Company has California research and development tax credit carry forwards of approximately $54.9 million that do not expire. The utilization of the Company’s U.S. net operating losses is subject to various limitations under Section 382. The Company does not anticipate any expiration of the U.S. net operating loss carry forwards prior to their utilization.
As of December 31, 2021, the Company’s non-U.S. subsidiaries had combined net operating loss carry forwards of $130.0 million that can be carried forward indefinitely. The Company believes that it is more likely than not that the benefit from some of these net operating loss carry forwards will not be realized and has provided a full valuation allowance relating to these net operating loss carry forwards.

The Company provides for taxes on the undistributed earnings of certain non-U.S. subsidiaries which would be subject to withholding taxes if distributed. Additional U.S. or foreign income tax liabilities may arise upon reversal of certain other outside basis differences in our foreign subsidiaries, although the calculation of such additional taxes is not practicable. Deferred distribution taxes were $9.0 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020	2019
Beginning balance	$65,843	$62,730	$52,260
Additions for tax positions of prior years	237	1,765	7,808
Reductions for tax positions of prior years	(2,087)	(825)	(2,741)
Additions based on tax positions related to the current year	4,432	4,332	5,403
Reductions due to lapse of statute of limitations	(480)	(442)	—
Reductions due to settlements	(24,901)	(1,717)	—
Ending balance	$43,044	$65,843	$62,730

The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $23.2 million, $37.1 million and $35.5 million as of December 31, 2021, 2020 and 2019, respectively. The Company has elected to include interest and penalties as a component of income tax expenses. Accrued interest and penalties as of December 31, 2021, 2020 and 2019 were approximately $3.7 million, $6.2 million and $3.3 million, respectively. As of December 31, 2021, the gross unrecognized tax benefit was approximately $43.0 million. The Company is unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits within the next 12 months.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The IRS has completed its examination of the 2014 through 2016 tax years as of

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021, as a result, we have reduced the unrecognized tax benefit by $24.9 million. As of December 31, 2021, tax years 2017-2021 remain subject to examination in the major tax jurisdictions where the Company operates. In addition, the Company has been informed by certain state and foreign taxing authorities that it was selected for examination. U.S. federal, state and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits have commenced and are at various stages of completion as of December 31, 2021.
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
Note 18. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands):

	Year Ended December 31,
	2021	2020	2019

Net loss	$(99,929)	$(167,887)	$(183,225)
Weighted average shares in computing net loss per share(i)
Basic and Diluted	250,418	244,331	257,842
Net loss per share attributable to Class A and B-1 common stockholders
Basic and Diluted	$(0.40)	$(0.69)	$(0.71)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options outstanding(i)	5,009	2,624	3,689

(i)Amounts for periods prior to the completion of our restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.
Note 19. Related Party Transactions
In conjunction with closing the 2015 Privatization Transaction, the Company entered into an underwriting and monitoring fee arrangement with the Sponsors. During the year ended December 31, 2021 and 2020, the Company incurred monitoring fees of $1.6 million and $2.0 million, respectively. The fees were expensed as general and administrative expenses in the consolidated statements of operations.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2016, the Company entered into a license and services agreement with one of its Sponsors. The revenues recorded related to the agreement for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Maintenance and professional services revenues	$44	$111	$220

During the year ended December 31, 2020, the Company entered into separation agreements with former executives. The Company had an accrual for cash consideration of approximately $7.8 million and $10.7 million as of December 31, 2021 and December 31, 2020. The payable to these executives are included in accrued compensation and related expenses and other liabilities on the consolidated balance sheet.
Note 20. Commitments and Contingencies
Long-Term Purchase Obligations
As of December 31, 2021, the Company had long-term purchase obligations of approximately $96.3 million, primarily related to multi-year contracts for software as a service. These commitments total approximately $44.2 million, $50.6 million, and $1.5 million, over the next 1 year, 1-3 years, and 3-5 years, respectively.

Warranties
The Company generally provides assurance type warranties for its software products for a period of three to six months and service level provisions for its cloud services for the duration of the subscription. These are not separate performance obligations and are outside the scope of ASC 606. To date, the Company’s product warranty expense and obligations have not been material.

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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2021 and 2020. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request, in such capacity. The maximum potential amount of future payments the Company could be

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a material loss may be incurred, the Company discloses the estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made.
Litigation is subject to inherent uncertainties. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d)of the Exchange Act that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-40936	3.1	12/9/2021
3.2	Amended and Restated Bylaws of the registrant.	S-1	333-259963	3.4	10/18/2021
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-259963	4.1	10/1/2021
4.2	Description of Capital Stock.

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-259963	10.1	10/18/2021
10.2+	Informatica Inc. 2021 Equity Incentive Plan and related form agreements	S-1/A	333-259963	10.2	10/18/2021
10.3+	Informatica Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1	333-259963	10.3	10/18/2021
10.4+	Third Amended and Restated Informatica Inc. Equity Incentive Plan and related form agreements.	S-1	333-259963	10.4	10/18/2021
10.5+	Form of Change in Control and Severance Agreement	S-1	333-259963	10.5	10/18/2021
10.6+	Form of Outside Director Compensation Policy	S-1/A	333-259963	10.6	10/18/2021
10.7+	Form of Umbrella Bonus Plan	S-1	333-259963	10.7	10/18/2021
10.8+	Confirmatory Employment Letter between the registrant and Amit Walia.	S-1/A	333-259963	10.8	10/18/2021
10.9+	Confirmatory Employment Letter between the registrant and Eric Brown.	S-1/A	333-259963	10.9	10/18/2021
10.10+	Confirmatory Employment Letter between the registrant and Jitesh Ghai.	S-1/A	333-259963	10.10	10/18/2021
10.11+	Confirmatory Employment Letter between the registrant and Ansa Sekharan.	S-1/A	333-259963	10.11	10/18/2021
10.12+	Confirmatory Employment Letter between the registrant and John Schweitzer
10.13	Stockholders Agreement.	10-Q	001-40936	10.12	12/9/2021
10.14	Registration Rights Agreement.	10-Q	001-40936	10.13	12/9/2021
10.15	Credit and Guaranty Agreement by and among Informatica Inc., as Holdings, Informatica LLC, as the Borrower, and the Borrowers and Guarantors identified therein, and JPMorgan Chase, N.A., as the Administrative Agent, dated October 29, 2021.	8-K	001-40936	10.1	11/4/2021
21.1	List of subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature pages hereto)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (Formatted as inline XBRL and contained in Exhibits 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 24, 2022	INFORMATICA INC.

		By:	/s/ Amit Walia
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Amit Walia and Eric Brown, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Amit Walia	Chief Executive Officer and Director	March 24, 2022
Amit Walia	(Principal Executive Officer)

/s/ Eric Brown	Executive Vice President and Chief Financial Officer	March 24, 2022
Eric Brown	(Principal Financial Officer)

/s/ Mark Pellowski	Chief Accounting Officer	March 24, 2022
Mark Pellowski	(Principal Accounting Officer)

/s/ Bruce Chizen	Chair of the Board of Directors	March 24, 2022
Bruce Chizen

/s/ Janice Chaffin	Director	March 24, 2022
Janice Chaffin

/s/ Gerald Held	Director	March 24, 2022
Gerald Held

/s/ Ryan Lanpher	Director	March 24, 2022
Ryan Lanpher

/s/ Austin Locke	Director	March 24, 2022
Austin Locke

/s/ Geoff McKay	Director	March 24, 2022
Geoff McKay

/s/ Elizabeth Rafael	Director	March 24, 2022
Elizabeth Rafael

/s/ Brian Ruder	Director	March 24, 2022
Brian Ruder

/s/ Jill Ward	Director	March 24, 2022
Jill Ward