Form 10-Q
period 2022-03-31
Informatica Inc.
filed 2022-05-09
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 235,969,318 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of May 3, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:
•our ability to attract new customers;
•our ability to retain existing customers;
•our ability to upsell and cross-sell within our existing customer base;
•the possible harm caused by customers terminating or failing to renew their subscription contracts;
•the possible harm caused by customers terminating or failing to renew their maintenance contracts;
•the possible harm caused by significant disruption of service or loss of unauthorized access to users’ data;
•our ability to prevent serious errors or defects in our products and services;
•our expectations and management of future growth;
•our ability to transition our customers to subscription-based offerings;
•the demand for our platform or data management solutions in general;
•the possible harm caused by the COVID-19 pandemic and its impact on our business, our employees, and our customers;
•the possible harm caused by adverse economic, industry and market conditions in the United States and globally, including due to inflationary pressures and the military conflict between Russia and Ukraine, and its impact on our business and operations;
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

Part I - Financial Information
Item 1. Financial Statements
INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$545,301	$456,378
Short-term investments	32,464	40,045
Accounts receivable, net of allowances of $3,726 and $4,644, respectively	253,043	432,266
Contract assets, net	118,705	109,269
Prepaid expenses and other current assets	151,559	133,832
Total current assets	1,101,072	1,171,790
Restricted cash	—	1,718
Property and equipment, net	171,535	177,409
Operating lease right-of-use-assets	71,387	74,789
Goodwill	2,367,202	2,380,752
Customer relationships intangible asset, net	908,859	948,556
Other intangible assets, net	67,055	78,899
Deferred tax assets	11,949	13,196
Other assets	133,063	139,154
Total assets	$4,832,122	$4,986,263
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,683	$41,755
Accrued liabilities	47,724	74,763
Accrued compensation and related expenses	76,904	171,978
Current operating lease liabilities	18,183	18,505
Current portion of long-term debt	18,750	14,063
Income taxes payable	—	7,211
Contract liabilities	579,040	613,336
Total current liabilities	773,284	941,611
Long-term operating lease liabilities	58,836	62,519
Long-term contract liabilities	23,583	28,651
Long-term debt, net	1,833,513	1,837,408
Deferred tax liabilities	98,867	104,788
Long-term income taxes payable	25,701	23,833
Other liabilities	3,567	3,777
Total liabilities	2,817,351	3,002,587
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000,000 and 2,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; Total of 235,862,806 and 234,189,069 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,360	2,343
Class B-1 common stock; $0.01 par value per share; 200,000,000 and 200,000,000 shares authorized; 44,049,523 and 44,049,523 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	440	440
Class B-2 common stock; $0.00001 par value per share, 200,000,000 and 200,000,000 shares authorized; 44,049,523 and 44,049,523 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	3,141,447	3,093,232
Accumulated other comprehensive income	3,224	17,151
Accumulated deficit	(1,132,700)	(1,129,490)
Total stockholders’ equity	2,014,771	1,983,676
Total liabilities and stockholders’ equity	$4,832,122	$4,986,263
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues:
Subscriptions	$197,747	$157,542
Perpetual license	2,672	9,216
Software revenue	200,419	166,758
Maintenance and professional services	161,928	166,955
Total revenues	362,347	333,713
Cost of revenues:
Subscriptions	24,704	18,309
Perpetual license	153	1,027
Software costs	24,857	19,336
Maintenance and professional services	49,805	39,494
Amortization of acquired technology	9,137	18,599
Total cost of revenues	83,799	77,429
Gross profit	278,548	256,284
Operating expenses:
Research and development	75,123	59,904
Sales and marketing	128,952	108,526
General and administrative	29,574	26,285
Amortization of intangible assets	38,661	43,226
Restructuring, acquisition and other charges	—	333
Total operating expenses	272,310	238,274
Income from operations	6,238	18,010
Interest income	366	280
Interest expense	(12,825)	(35,799)
Other income, net	4,220	16,325
Loss before income taxes	(2,001)	(1,184)
Income tax expense	1,185	811
Net loss	$(3,186)	$(1,995)
Net loss per share attributable to Class A and Class B-1 common stockholders:[1]
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted-average shares used in computing net loss per share:[1]
Basic	278,772	244,500
Diluted	278,772	244,500
See accompanying notes to condensed consolidated financial statements.

1Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Condensed Consolidated Financial Statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(3,186)	$(1,995)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment, net of tax expense of $(12) and $(162)	(19,074)	(20,480)
Cash flow hedges:
Change in unrealized gain, net of tax expense of $(1,312) and $(97)	3,991	298
Less: reclassification adjustment for amounts included in net loss, net of tax benefit of $380 and $1,045	1,156	3,216
Net change, net of tax expense of $(1,692) and $(1,142)	5,147	3,514
Total other comprehensive loss, net of tax effect	(13,927)	(16,966)
Total comprehensive loss, net of tax effect	$(17,113)	$(18,961)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2021	234,189	$2,343	44,050	$440	44,050	$—	$3,093,232	$17,151	$(1,129,490)	$1,983,676
Stock-based compensation	—	—	—	—	—	—	29,882	—	—	29,882
Issuance of shares under employee stock purchase plan	801	8	—	—	—	—	13,636	—	—	13,644
Issuance of shares upon exercise of vested options and RSUs	873	9	—	—	—	—	4,697	—	—	4,706
Net income	—	—	—	—	—	—	—	—	(3,186)	(3,186)
Other comprehensive loss	—	—	—	—	—	—	—	(13,927)	—	(13,927)
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(24)	(24)
Balances, March 31, 2022	235,863	$2,360	44,050	$440	44,050	$—	$3,141,447	$3,224	$(1,132,700)	$2,014,771

	Three Months Ended March 31, 2021
	Class A Common Stock[1]		Class B-1 Common Stock[1]		Class B-2 Common Stock[1]		Additional Paid-in Capital[1]	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2020	200,417	$2,004	44,050	$440	44,050	$—	$2,145,254	$43,295	$(1,024,406)	$1,166,587
Stock-based compensation	—	—	—	—	—	—	2,577	—	—	2,577
Repurchase of shares	(44)	(1)	—	—	—	—	(439)	—	(313)	(753)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(116)	—	—	(116)
Issuance of shares	103	1	—	—	—	—	902	—	—	903
Net loss	—	—	—	—	—	—	—	—	(1,995)	(1,995)
Other comprehensive loss	—	—	—	—	—	—	—	(16,966)	—	(16,966)
Balances, March 31, 2021	200,476	$2,004	44,050	$440	44,050	$—	$2,148,178	$26,329	$(1,026,714)	$1,150,237

See accompanying notes to condensed consolidated financial statements.

1Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Condensed Consolidated Financial Statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating activities:
Net loss	$(3,186)	$(1,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,727	6,345
Non-cash operating lease costs	4,577	3,358
Stock-based compensation	29,275	2,577
Deferred income taxes	(6,145)	(6,488)
Amortization of intangible assets and acquired technology	47,798	61,825
Gain on sale of investment in equity interest	—	(110)
Amortization of debt issuance costs	919	1,430
Unrealized gain on remeasurement of debt	—	(23,627)
Changes in operating assets and liabilities:
Accounts receivable	177,717	150,707
Prepaid expenses and other assets	(4,485)	(4,462)
Accounts payable and accrued liabilities	(126,339)	(95,455)
Income taxes payable	(17,981)	(8,941)
Contract liabilities	(37,722)	(20,216)
Net cash provided by operating activities	70,155	64,948
Investing activities:
Purchases of property and equipment	(644)	(738)
Purchases of investments	(17,226)	(9,859)
Maturities of investments	24,114	11,779
Sale of investments in equity interest	—	110
Net cash provided by investing activities	6,244	1,292
Financing activities:
Payments for share repurchases	—	(753)
Payment of debt	—	(5,932)
Proceeds from issuance of common stock under employee stock purchase plan	13,644	—
Payments of offering costs	(505)	—
Payments for dividends related to Class B-2 shares	(24)	—
Payments for taxes related to net share settlement of equity awards	—	(116)
Payment of deferred and contingent consideration	—	(9,023)
Net activity from derivatives with an other-than-insignificant financing element	(4,586)	(4,619)
Proceeds from issuance of shares	4,706	903
Net cash provided/ (used in) by financing activities	13,235	(19,540)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,429)	3,582
Net increase in cash, cash equivalents, and restricted cash	87,205	50,282
Cash, cash equivalents, and restricted cash at beginning of period	458,096	348,221
Cash, cash equivalents, and restricted cash at end of period	$545,301	$398,503
Supplemental disclosures:
Cash paid for interest	$13,678	$28,158
Cash paid for income taxes, net of refunds	$25,311	$16,530
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$784	$384
Deferred offering costs payable or accrued but not paid	$1,580	$—
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include those of the Company and its subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
include recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of operations for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Use of Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require management to make certain estimates, judgments, and assumptions. For example, management makes estimates, judgements and assumptions in determining the recoverability of intangible assets and their useful lives, standalone selling price (“SSP”) used in revenue recognition, the number of performance-based stock options and awards that the Company expects to vest, the realizability of deferred tax assets, uncertain tax positions, and the collectability of accounts receivable. Management believes the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company’s unaudited condensed consolidated financial statements. The Company assesses these estimates on a regular basis, however actual results could differ from estimates due to risks and uncertainties.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Software revenue
Software revenue is comprised of 1) cloud services and subscription support, 2) on-premises subscription licenses, and 3) perpetual license revenue.
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
Maintenance and Professional Services
Maintenance and professional services are comprised of maintenance, consulting, and education services. Maintenance contracts, which consist of ongoing support and software updates, if and when available, under perpetual software license arrangements, are typically one year in duration. Our perpetual software licenses have significant standalone functionalities and capabilities. Accordingly, these perpetual software licenses are distinct from the support services as the customer can benefit from the software without the services and the services are separately identifiable within the contract. Maintenance contracts are generally billed annually in advance. Nearly all of our customers elect to renew their maintenance contracts annually.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Contract balances
The timing of revenue recognition, billings, and cash collections results in contract assets (both billed accounts receivable, where the Company has an unconditional right to contract consideration subject only to the passage of time, and unbilled receivables), and contract liabilities (deferred revenue and customer deposit liabilities) on the Company’s accompanying condensed consolidated balance sheets.
Accounts receivable
The timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivables as reported on the accompanying condensed consolidated balance sheets, includes the unconditional amounts owed from customers comprising amounts invoiced, net of an allowance for credit loss. A receivable is recognized in the period products are delivered or services are provided, or when the right to payment is unconditional. Payment terms on invoiced amounts are typically between 30 and 60 days, therefore the contracts do not include a significant financing component. Also, they typically do not involve a significant amount of variable consideration as they represent stated prices.
Contract Assets
Contract assets represent reported revenues attributable to performance obligations that have been satisfied, but such amounts remain unbilled due to certain remaining conditions under the contract not yet being met. Contract assets are primarily driven by sales of on-premises subscription licenses with 2-3 year

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
subscription terms, but the related fees are generally invoiced annually. There were immaterial credit losses associated with contracts with customers for the three months ended March 31, 2022 and 2021.
Contract Liabilities
Contract liabilities consist of deferred revenue and customer deposit liabilities and represent cash payments received or due in advance of fulfilling our performance obligations. In arrangements whereby the Company has an obligation to transfer goods or services to the customer and fees are invoiced or amounts are received ahead of revenue being recognized under non-cancelable contracts, deferred revenue is recorded. Customer deposits represent billings or cash payments received under cancellable contracts. Deferred revenue and customer deposit liabilities will be recognized as revenue in future periods. As of March 31, 2022, deferred revenue and customer deposit liabilities were $595.1 million and $7.5 million, respectively. As of December 31, 2021, deferred revenue and customer deposit liabilities were $635.6 million and $6.4 million, respectively.
The current portion of contract liabilities represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. Contract liabilities were approximately $602.6 million as of March 31, 2022, of which the Company expects to recognize $579.0 million over the next 12 months, and the remainder thereafter. Contract liabilities were approximately $642.0 million as of December 31, 2021, of which the Company expects to recognize $613.3 million over the next 12 months, and the remaining thereafter. The amount of revenues recognized during the three months ended March 31, 2022 that were included in the opening contract liabilities balance as of January 1, 2022 was approximately $238.1 million. The amount of revenues recognized during the three months ended March 31, 2021 that were included in the opening contract liabilities balance as of January 1, 2021 was approximately $198.5 million. Revenues recognized from performance obligations satisfied in prior periods were immaterial during the three months ended March 31, 2022 and 2021.
Remaining Performance Obligations from Customer Contracts
Remaining performance obligations represent contracted revenues that have not yet been recognized (including contract liabilities) and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that the Company records and total revenues that it recognizes are impacted by a variety of seasonal factors. In each year, the amounts and volumes of contracting activity and associated revenues are typically highest in its fourth fiscal quarter and lowest in the first fiscal quarter. These seasonal impacts influence how the Company’s remaining performance obligations change over time, and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that the Company reports at a point in time. As of March 31, 2022 and December 31, 2021, the Company’s remaining performance obligations were $1.2 billion and $1.2 billion, respectively, which does not include customer deposit liabilities. The Company expects to recognize approximately 68% of its remaining performance obligations at March 31, 2022 as revenues over the next twelve months and the remainder over the next two to three years.
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. The Company measures and recognizes compensation expense for all stock-based awards, including stock options, restricted stock units (“RSUs”) granted to employees and directors, performance stock units (“PSUs”) granted to employees and stock purchase rights granted under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) to employees, based on the estimated fair value of the awards on the date of grant.

The Company grants stock options with only service conditions (“service-based options”) which may also include one year cliff vesting provisions, as well as those with both service and performance or market conditions. The Company uses the Black-Scholes Merton or Monte Carlo model to value the stock options granted under its equity plans. For purchase rights granted under the ESPP, the fair value is estimated using the Black-Scholes Merton model. Both models require the input of certain assumptions on the grant date, including

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
fair value of the underlying stock and exercise price, expected term, volatility over an expected term, risk-free interest rate for an expected term, and dividend yield. The fair value of each RSU granted after the Company's IPO is determined by the closing price of the Company's common stock on the date of grant.

Compensation expense is recognized for time-based options and RSUs on a straight-line basis over the vesting period. Compensation expense for options containing performance conditions and PSUs is based on the estimated number of the performance-based stock options/units expected to vest using the graded vesting attribution method. Compensation expense for options containing market condition vesting criteria is based on the estimated number of the stock options expected to vest on attainment of the condition. Compensation expense is recognized for shares issued pursuant to the ESPP on a straight-line basis over the offering period. The Company recognizes forfeitures as they occur, and cash flows related to excess tax benefits are presented as an operating activity in the accompanying consolidated statements of cash flows.

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
No customer accounted for more than 10% of revenue during the three months ended March 31, 2022 and 2021. At March 31, 2022 and December 31, 2021, no customer accounted for more than 10% of the accounts receivable balance.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contract modifications and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The standard is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.
Note 3. Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments
The following table summarizes the Company’s cash, cash equivalents, restricted cash and short-term investments as of March 31, 2022 and December 31, 2021 (in thousands). There were no marketable securities held at March 31, 2022 and December 31, 2021.

	March 31,	December 31,
	2022	2021

Cash	$312,862	$275,386
Cash equivalents:
Time deposits	2,398	979
Money market funds	230,041	180,013
Total cash equivalents	232,439	180,992
Total cash and cash equivalents	$545,301	$456,378
Restricted cash	—	1,718
Total cash, cash equivalents, and restricted cash	$545,301	$458,096
Short-term investments:
Time deposits	32,464	40,045
Total short-term investments	32,464	40,045
Total cash, cash equivalents, restricted cash, and short-term investments	$577,765	$498,141
See Note 4. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.
The Company did not record any gross unrealized gains or losses for the three months ended March 31, 2022 and 2021.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$34,862	$34,862	$—	$—
Money market funds(ii)	230,041	230,041	—	—
Total money market funds and time deposits	264,903	264,903	—	—
Foreign currency derivatives(iii)	863	—	863	—
Interest rate derivatives(iii)	4,954	—	4,954	—
Total assets	$270,720	$264,903	$5,817	$—
Liabilities:
Foreign currency derivatives(iv)	$366	$—	$366	$—
Interest rate derivatives(iv)	24	—	24	—
Total liabilities	$390	$—	$390	$—
____________
(i)Included in cash equivalents and short-term investments on the condensed consolidated balance sheets.
(ii)Included in cash equivalents on the condensed consolidated balance sheets.
(iii)Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
(iv)Included in accrued liabilities on the condensed consolidated balance sheets.

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
(iv)Included in accrued liabilities on the condensed consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Foreign Currency and Interest Rate Derivatives and Hedging Instruments
Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency rates and futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically the LIBOR and Secured Overnight Financing Rate (“SOFR”) cash and swap rates, and credit risk at commonly quoted intervals). The Company records its derivative assets and liabilities on a gross basis in the condensed consolidated balance sheet and uses mid-market pricing as a practical expedient for fair value measurements.
Key inputs for foreign currency derivatives are the spot rates, forward rates, interest rates, and credit derivative market rates. The spot rate for each foreign currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals: forward points and the SOFR used to discount and determine the fair value of assets and liabilities. Credit default swap spread curves identified per counterparty at month end are used to discount derivative assets for counterparty non-performance risk, all of which have terms of twelve months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over SOFR on its most recent corporate borrowing rate.
Key inputs for interest rate derivatives are the LIBOR curve consisting of cash rates for very short term, futures rates and swap rates beyond the derivative maturity. These rates are used to provide spot rates at resets specified by each derivative. Derivatives are discounted to present value at the measurement date using the SOFR curve. Credit default swap spread curves per counterparty and the BB Industrial credit spread curves (representing the Company’s credit risk) at month end are used to discount the interest rate derivatives for non-performance risk using the potential method.
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
There were no transfers between Level 1, Level 2 and Level 3 categories during the three months ended March 31, 2022 and 2021.
Note 5. Goodwill and Intangible Assets

Goodwill
The following table presents the changes in the carrying amount of the goodwill for the three months ended March 31, 2022 (in thousands):

Amount
Ending balance as of December 31, 2021	$2,380,752
Foreign currency translation adjustment	(13,550)
Ending Balance as of March 31, 2022	$2,367,202

Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the three months ended March 31, 2022, the Company recorded a reduction to goodwill of $13.6 million foreign currency translation adjustment.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of March 31, 2022 and December 31, 2021 are as follows (in thousands, except years):

	Weighted Average Useful Life (Years)	March 31, 2022			December 31, 2021
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	6	$878,346	$(833,102)	$45,244	$878,822	$(823,965)	$54,857
Other intangible assets:
Customer relationships	15	2,159,944	(1,251,085)	908,859	2,163,048	(1,214,492)	948,556
Trade names and trademark	7	81,731	(59,920)	21,811	81,894	(57,852)	24,042
Total other intangible assets		2,241,675	(1,311,005)	930,670	2,244,942	(1,272,344)	972,598
Total intangible assets, net		3,120,021	(2,144,107)	975,914	3,123,764	(2,096,309)	1,027,455
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $47.8 million and $61.8 million for the three months ended March 31, 2022 and 2021, respectively.

The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$9,137	$18,599
Operating expenses	38,661	43,226
Total amortization of intangible assets	$47,798	$61,825
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of March 31, 2022, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Developed and Core Technology	Other Intangible Assets(i)	Total Intangible Assets

Remaining 2022	$27,200	$115,761	$142,961
2023	11,768	137,823	149,591
2024	3,511	121,813	125,324
2025	1,626	99,613	101,239
2026	926	86,732	87,658
Thereafter	213	368,928	369,141
Total expected amortization expense	$45,244	$930,670	$975,914
____________
(i)Other Intangible Assets includes customer relationships, trade names and trademarks.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6. Borrowings
Long term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021

Dollar term loan	$1,875,000	$1,875,000
Less: Discount on term loan	(8,380)	(8,671)
Less: Debt issuance costs	(14,357)	(14,858)
Total debt, net of discount and debt issuance costs	1,852,263	1,851,471
Less: Current portion of long-term debt	(18,750)	(14,063)
Long-term debt, net of current portion	$1,833,513	$1,837,408
As of March 31, 2022 and December 31, 2021, the aggregate fair value of the Company’s dollar term loan, based on Level 2 inputs related to fair market value, were $1,861.9 million and $1,871.5 million, respectively.
Credit Facilities
On February 25, 2020, the Company amended its existing credit facilities (as amended, the “First Lien Credit Agreement”) and entered into a new Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “2020 Credit Agreements”) with Nomura Corporate Funding Americas, LLC, as agent, for a syndicate of lenders. The Company borrowed $1.8 billion of dollar term loans and €480.0 million of euro term loans under the First Lien Credit Agreement and $425.0 million of term loans under the Second Lien Credit Agreement.
On October 29, 2021, the Company refinanced the 2020 Credit Agreements with a new Credit and Guaranty Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. Under the Credit Agreement, the Company borrowed $1.9 billion of dollar term loans (the “Term Facility”) and obtained $250.0 million of commitments under a revolving credit facility (the “Revolving Facility” and, together with the Term Facilities, the “Credit Facilities”). The Company used the proceeds from the above amendment together with net proceeds of the initial public offering and cash on hand to refinance the First Lien Credit Agreement and to redeem €472.8 million of euro term loan under the First Lien Credit Agreement, redeem $475.0 million of term loans under the Second Lien Credit Agreement, and pay fees and expenses in connection with the transaction.
The Term Facility matures on October 29, 2028 and is repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Facility matures on October 29, 2026.
The Company may prepay all or part of the Credit Facilities at any time. Subject to certain exceptions and limitations, the Company is required to prepay the Term Facility with the net proceeds of certain occurrences, such as the incurrences of indebtedness not permitted to be incurred under the Credit Agreement, credit sale and leaseback transactions and asset sales. The agreement also requires mandatory prepayments of the Term Facility with excess cash flow as specified in the terms of the Credit Agreement.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Revolving Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.50% and 2.00% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.50% and 1.00% based on the Company’s total net first lien leverage ratio. No amounts were outstanding under the Revolving Facility as of March 31, 2022 and December 31, 2021. There were $1.8 million and $0.7 million of utilized letters of credit under the Revolving Facility at March 31, 2022 and December 31, 2021, respectively.
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
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2022.
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
Future minimum principal payments
Future minimum principal payments on the Term Facility as of March 31, 2022 are as follows (in thousands):

Remaining 2022	$14,063
2023	18,750
2024	18,750
2025	18,750
2026	18,750
Thereafter	1,785,937
Total	$1,875,000

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7. Disaggregation of Revenue and Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021

Revenue:
Cloud and subscription support	$130,898	$96,814
On-Premises subscription license	66,849	60,728
Subscription	197,747	157,542
Perpetual license	2,672	9,216
Software revenue	200,419	166,758
Maintenance	132,477	142,371
Professional services	29,451	24,584
Maintenance and professional services revenue	161,928	166,955
Total revenues	$362,347	$333,713
Revenue by geographic location for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021

North America	$243,347	$224,620
EMEA	78,755	72,444
Asia Pacific	32,416	27,487
Latin America	7,829	9,162
Total revenues	$362,347	$333,713

	Three Months Ended March 31,
	2022	2021

United States	$230,067	$213,543
Rest of the World	132,280	120,170
Total revenues	$362,347	$333,713

No foreign country represented 10% or more of the Company’s total revenue during the three months ended March 31, 2022 and 2021, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Costs to obtain a contract
Costs to obtain contracts consist of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the three months ended March 31, 2022 (in thousands):

Amount
Ending balance as of December 31, 2021	$177,460
Additions	8,904
Commissions amortized	(14,194)
Revaluation	(476)
Ending balance as of March 31, 2022	$171,694
Of the $171.7 million deferred commissions balance as of March 31, 2022, the Company expects to recognize approximately 32% as commission expense over the next 12 months, and the remainder thereafter. Deferred commissions are included in Prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets.
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

The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of March 31, 2022, a net unrealized gain of approximately $0.3 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of March 31, 2022, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $92.9 million and $83.9 million of Indian rupees as of March 31, 2022 and December 31, 2021, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Interest Rate Swaps

The Company has entered into various interest rate swap agreements to offset the variability of cash flows associated with the floating rate interest payments related to the Term Loan Facilities. See Note 6. Borrowings in the Notes to Condensed Consolidated Financial Statements of this Report for further discussion of the credit facilities. These swaps are designated as cash flow hedges of floating rate interest payments. As of March 31, 2022, the Company has two interest rate swaps outstanding with a total current notional amount of $1.3 billion, with fixed rate at 1.525%. All cash flows relating to swaps that are considered to have an other-than-insignificant financing component at the inception date are included in cash flows from financing activities in the condensed consolidated statement of cash flows. The interest rate swaps will mature by December 2022. We record any change in the fair value of the cash flow designated interest rate swaps in other comprehensive income (loss), until the hedged cash flow occurs, at which point any gain (loss) is reclassified into earnings. One of the two interest rate swaps was de-designated in November 2020. The other comprehensive loss at de-designation is amortized to interest expense over the original hedge period and future gains and losses on the de-designated swap is recognized as interest expense. A net unrealized gain of approximately $1.8 million currently accumulated in other comprehensive income (loss) for the interest rate swaps as of March 31, 2022 is expected to be reclassified into earnings within the next twelve months.
In March 2020, the Company restructured existing swap agreements by extending the hedging period to take advantage of lower interest rates and produce an immediate reduction in cash outflows. The restructured swaps are considered a hybrid instrument under ASC 815 due to the negative market value at designation: a borrowing and an embedded interest rate swap with a fair value of zero that has been designated as a cash flow hedge of interest expense on the Company’s outstanding LIBOR borrowings. The borrowing associated with the hybrid instruments had a balance of $4.9 million and $6.5 million as of March 31, 2022 and December 31, 2021, respectively and is recorded in Accrued Liabilities and Other Liabilities. The borrowing is being amortized to interest expense over its remaining term and the fair value of the embedded interest rate swap is recorded in other comprehensive income until recognized as interest expense at each settlement date.
Balance Sheet Hedges

Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $9.1 million and $9.4 million of Indian rupees at March 31, 2022 and December 31, 2021, respectively. There were no open foreign currency contracts to sell at March 31, 2022 and December 31, 2021, respectively.
The following table reflects the fair value amounts for designated and non-designated hedging instruments at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$753	$355	$1,405	$52
Interest Rate Swaps	4,954	—	—	1,992
Non-designated hedging instruments
Foreign currency forward contracts	110	11	204	—
Interest Rate Swaps	—	24	—	5,733
Total fair value of hedging instruments	$5,817	$390	$1,609	$7,777
_____________
(i)Included in prepaid expenses and other current assets, and other assets on the condensed consolidated balance sheets.
(ii)Included in accrued liabilities on the condensed consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of March 31, 2022 and December 31, 2021, there were no derivative assets or liabilities that were net settled under the master netting agreements.

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

The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Amount of gain recognized in other comprehensive loss(i)	$5,303	$395
Amount of gain related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income(ii)	$413	$1,052
Amount of (loss) related to interest rate swaps reclassified from accumulated other comprehensive loss into income as interest expense	$(1,949)	$(5,313)
_____________
(i)The before-tax loss of $(541) related to foreign exchange forward contracts and before-tax gain of $5,844 related to interest rate swaps were recognized in other comprehensive income (loss) during the three months ended March 31, 2022. The before-tax gains of $6 related to foreign exchange forward contracts and $389 related to interest rate swaps were recognized in other comprehensive income (loss) during the three months ended March 31, 2021.

(ii)For the three months ended March 31, 2022, the before-tax gains of $96 and $317 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the three months ended March 31, 2021, the before-tax gains of $199 and $853 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations.
The before-tax gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts and interest rate swaps for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Gain (Loss) recognized in other income (expense), net	$3,657	$(33)
See Note 4. Fair Value Measurements, and Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements of this Report for a further discussion.

Note 9. Stockholders Equity and Equity Incentive Plan

Common and Preferred Stock
The Amended and Restated Certificate of Incorporation filed in October 2021 authorized the issuance of a total of 2,000,000,000 shares of Class A common stock, $0.01 par value per share, 200,000,000 shares of

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Class B-1 common stock, $0.01 par value per share, 200,000,000 shares of Class B-2 common stock, $0.00001 par value per share, and 200,000,000 shares of preferred stock, $0.01 par value per share. There was no preferred stock issued and outstanding as of March 31, 2022 and December 31, 2021.
The rights of the holders of Class A common stock and Class B-1 common stock are identical in all respects, except that Class B-1 common stock will not vote on the election or removal of directors. The holders of Class B-2 common stock have no participating rights (voting or otherwise), except for the right to vote on the election or removal of directors and will be entitled to a nominal annual dividend of CAD15,000.00 in the aggregate.

Equity Incentive Plans
In September 2021, as a result of the restructuring transactions, the Company adopted the equity incentive plan (the "2015 Plan"). The 2015 Plan has 34,065,509 aggregate shares authorized with a plan termination date of 10 years since the last amendment and restatement, or until March 13, 2030. The 2015 Plan is administered by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”). Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Condensed Consolidated Financial Statements.
The Compensation Committee granted equity awards through the third quarter of 2021 under the 2015 Plan in the form of options to acquire shares of the Company. The options are not intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code. The term of the options granted under this plan is ten years with a vesting requirement of continued employment through the applicable vesting date, and in certain cases attainment of performance criteria (“performance-based options”).

In October 2021, the Company’s Compensation Committee adopted, and its stockholders, approved the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Code to our employees and any parent and subsidiary corporations' employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations' employees and consultants. As of March 31, 2022, a total of 46,770,130 shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan.
Option Awards Activity
The following table summarizes the option award activity for the three months ended March 31, 2022 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2021	25,884	17,768	8,116	$16.53	7.36	$529,265
Granted	—	—	—
Exercised	(452)	(351)	(101)	$11.02
Forfeited or expired	(427)	(276)	(151)	$16.58
Outstanding at March 31, 2022	25,005	17,141	7,864	$16.63	7.14	$93,992

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restricted Stock Units ("RSUs") and Performance Stock Units (“PSUs”)

In the fourth quarter of 2021, after the completion of the IPO, the Company issued RSUs to employees and directors under the 2021 Plan. RSUs vest upon the satisfaction of a service-based vesting condition only. The service-based condition for the majority of these awards is generally satisfied pro-rata over four years.

In the first quarter of 2022, the Company issued PSUs to employees under the 2021 Plan. PSUs will vest subject upon the satisfaction of both an achievement of one or more performance conditions and a service-based vesting condition.

The following table summarizes RSU and PSU activity and related information during the three months ended March 31, 2022 under the 2021 Plan (in thousands, except share price):

	Number of RSUs			Weighted-Average Grant Date Fair Value
	Total	Service based	Performance- based
Unvested and outstanding as of December 31, 2021	7,570	7,570	—	$33.02
Granted	2,676	1,588	1,088	$23.39
Vested	(449)	(449)	—	$33.00
Forfeited	(208)	(204)	(4)	$32.91
Unvested and outstanding as of March 31, 2022	9,589	8,505	1,084	$30.33

Employee Stock Purchase Plan

In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. As of March 31, 2022, a total of 8,258,786 shares of the Company’s Class A common stock has been reserved for future issuance under the ESPP.

Under the ESPP, eligible employees are able to acquire shares of common stock by accumulating funds through payroll deductions. Offering periods are generally twelve months long and begin on March 1 and September 1 of each year, except for the first offering period. The first initial offering period began on October 27, 2021 and will end on September 1, 2022. The purchase price for shares of our common stock purchased under the ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the first date of the offering period.
Summary of Assumptions
There were no option awards granted during the three months ended March 31, 2022.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering period beginning on March 1, 2022, using the Black-Scholes pricing model:

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31,
2022
ESPP:
Expected term (in years)	0.5 - 1.0
Expected volatility	34.8% - 38.3%
Risk-free interest rate	0.6% - 0.9%
Expected dividend yield	—%
Fair value of common stock	$20.05
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

Fair value of underlying common stock - The fair value of the Company's common stock is determined by the closing price of its common stock on the primary stock exchange on which our common stock is traded on the first day of the offering period.

Modification of Certain Performance-based Options and ESPP

On February 23, 2022, the Compensation Committee amended certain performance-based options held by certain of the executive officers, directors and employees of the Company (“Grantee”). Prior to the amendment, these performance-based options were only subject to the achievement of one or more performance events, such as achievement of certain levels of Multiple on Invested Capital, exit events, including a change in control partial sale, or initial public offering, and market liquidity vesting criteria in connection with achieving a certain per share price in any one or more exit events, collectively referred as "existing performance vesting conditions". The Compensation Committee amended these performance-based options so that 77% of the shares underlying the performance-based options, or a total of approximately 4.2 million shares, would also be eligible to vest over a three-year period following the IPO, of which 33% shall vest on October 27, 2022 and 8.375% shall vest quarterly thereafter. The vesting in all circumstances is contingent upon the Grantee’s continuous service through each vesting date. If the existing performance vesting conditions are achieved before the three-year time-based condition, vesting will occur based on the existing performance vesting conditions.

The incremental stock-based compensation expense related to these modified options was $4.5 million, of which the Company recognized an additional $0.4 million of stock-based compensation expense during the three months ended March 31, 2022 with the remainder to be recognized over the remaining weighted-average vesting period of 2.34 years.

On March 1, 2022, the Company’s ESPP purchase price was reset. Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date and participants in the terminated offering are automatically enrolled in the new offering period (“ESPP Reset”). During the three months ended March 31, 2022, there was an ESPP Reset that resulted in a

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
modification charge of $2.8 million, which is being recognized on a straight-line basis over the new offering period ending in March 2023.

Stock Compensation
The stock-based compensation (excluding deferred compensation) for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$4,575	$239
Research and development	9,399	770
Sales and marketing	7,589	857
General and administrative	7,712	711
Total stock-based compensation	$29,275	$2,577
As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested service-based options was $26.9 million and is expected to be recognized over the remaining weighted-average vesting period of 1.61 years.
As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested options with performance, market liquidity and service vesting conditions is $24.0 million and is expected to be recognized over the estimated weighted-average explicit or derived service period of 2.17 years, unless the market liquidity vesting criteria are achieved earlier.
As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested options with performance and service vesting conditions only is $13.0 million and is expected to be recognized over the remaining weighted-average service period of 3.0 years.

As of March 31, 2022, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $281.1 million and is expected to be recognized over the remaining weighted-average vesting period of 3.60 years.

As of March 31, 2022, the total unrecognized stock-based compensation expense related to the ESPP was $15.1 million and is expected to be recognized over the remaining offering period.

Note 10. Income Taxes
The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax expense was $1.2 million on pretax losses of $2.0 million for the three months ended March 31, 2022, which resulted in a negative effective tax rate of 59%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to foreign withholding tax not fully offset by foreign tax credits and certain discrete expenses related to stock-based compensation.

The Company's income tax expense was $0.8 million on pretax losses of $1.2 million for the three months ended March 31, 2021, which resulted in a negative effective tax rate of 68%. The Company was a tax resident of Luxembourg for the three months ended March 31, 2021. The Company’s effective tax rate differs from the Luxembourg statutory rate of 25% primarily due to non-Luxembourg earnings taxed at different rates.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of March 31, 2022, the Company considered all available evidence both positive and negative, legislative developments, expectations

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the three months ended March 31, 2022, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for disallowed interest expense, foreign tax credit, the net California deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

Note 11. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(3,186)	$(1,995)

Weighted-average shares in computing net loss per share[1]:
Basic	278,772	244,500
Diluted	278,772	244,500
Net loss per share attributable to Class A and Class B-1 common stockholders:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
_____________
1Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Condensed Consolidated Financial Statements.
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options outstanding	5,720	3,471
RSU	52	—
PSU	24	—
ESPP	55	—
Note 12. Commitments and Contingencies

Long-Term Purchase Obligations
As of March 31, 2022, the Company had long-term purchase obligations of approximately $76.3 million, primarily related to multi-year contracts for software as a service. These commitments total approximately $48.3 million, $26.5 million, and $1.6 million, over the next 1 year, 1-3 years, and 3-5 years, respectively.

Warranties
The Company generally provides assurance type warranties for its software products for a period of three to six months and service level provisions for its cloud services for the duration of the subscription. These

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2022 and December 31, 2021. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Litigation is subject to inherent uncertainties. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Report and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2021 included in the Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Information Regarding Forward-Looking Statements” included elsewhere in this Report.
Overview
We have pioneered a new category of software, the Intelligent Data Management Cloud (“IDMC”). IDMC is our AI-powered platform that connects, manages, and unifies data across any multi-cloud, hybrid system, empowering enterprises to modernize and advance their data strategies.
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
We generate revenues from the sale of software products and related maintenance and professional services. Substantially all of our software revenue consists of fees generated through the sale of our subscription-based products and related support agreements for our subscription products. We have grown our subscription revenue to $197.7 million and $157.5 million for the three months ended March 31, 2022 and 2021, respectively. Over this period, our subscription revenue as a percentage of total software revenue was 99% and 94% for the three months ended March 31, 2022 and 2021, respectively.
Our subscription products can be purchased individually as distinct product families or together as a tightly integrated platform to support complex data management needs and certain customer journeys. Our subscription products are sold through contracts primarily with a one-, two- or three-year term, with an average contract term slightly over two years as of March 31, 2022. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud-based subscription products on a ratable basis over the contract term. We generally recognize the majority of the revenue from our subscription-based on-premises licenses at the start of the contract term. The remaining portion of on-premises subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
We generate additional software revenue from the sale of perpetual licenses. Consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue has decreased substantially. The perpetual license revenue as a percentage of total software revenue was 1% and 6% for the three months ended March 31, 2022 and 2021, respectively.
Our maintenance and professional services revenues consist of recurring maintenance fees related to perpetual licenses and one-time professional services fees, respectively. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products. We recognized $161.9 million and $167.0 million during the three months ended March 31, 2022 and 2021, respectively.

We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products.
We market and sell our subscription products primarily through our global direct sales team, which is enhanced by our relationships and collaboration with our partners that include global system integrators such as

Deloitte and Accenture, hyperscale cloud platform providers such as AWS, Microsoft Azure and Google Cloud Platform, and channel partners. Our sales organization consists of sales development, inside sales, and field sales personnel and is generally organized by region, the size of customers and prospective customers and certain industry verticals. Cloud hyperscalers help us amplify our commercial reach when we jointly engage in cloud modernization efforts or when customers purchase our products via the hyperscaler product marketplaces. In addition, our global system integrator partners provide implementation services for our products for customers as part of their support of broader, overall cloud modernization initiatives.
Historically, we have focused our selling efforts on executives such as chief information officers (“CIOs”) and chief data officers (“CDOs”) who are often making decisions to purchase our products for their most important business initiatives. CIOs adopt our platform as part of their cloud migration journey, application modernization efforts, and business 360 initiatives. CDOs purchase our products as part of their overall data governance, access, and security strategies in order to democratize data access for everyone across the company. We are expanding our go-to-market efforts to focus more on departmental line of business customers.
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased one of our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting the purchase of our Data Quality and Data Governance families of products. We also market our cloud products to our large installed base of perpetual license customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain internal IT infrastructure to lower-cost elastic cloud architecture. In 2020, we also introduced a new consumption-based pricing model to provide customers greater flexibility regarding trial, use and consumption of a broad array of our cloud-based services. The effectiveness of our land and expand strategy is evidenced by our Subscription Net Retention Rate (“NRR”), which was 113% and 115% for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, we had approximately 5,700 customers1 in a wide variety of industries located in approximately 100 countries and territories. Approximately 67% and 67% of our total revenues for the three months ended March 31, 2022 and 2021, respectively, were from our North America region, which we define as the United States and Canada.
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
Continued Adoption of our Subscription Products.    Our success will largely depend on customers’ continued uptake of our subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to subscription and cloud-based services, we believe demand for our platform and subscription-based products will increase. Total Subscription ARR was $849 million and $643 million as of March 31, 2022 and 2021, respectively, representing growth of 32%. At March 31, 2022, Subscription ARR represented 61% of total ARR. Cloud ARR (which is the total ARR derived from hosting products) represented 40% and 25% of Subscription ARR and total ARR, respectively, during that period. At March 31, 2021, Subscription ARR
1 We compute the number of customers by assessing when we have a subscription contract or perpetual license maintenance contract sold to a unique entity. If we sell to several different divisions, segments or subsidiaries inside a company, we count each division, segment or subsidiary as a separate customer. If a customer has both a maintenance contract and a subscription contract, we count this as a single customer.

represented 54% of total ARR. Cloud ARR represented 37% and 20% of Subscription ARR and total ARR, respectively. At March 31, 2022, our $849 million of Subscription ARR was comprised of $343 million in Cloud ARR, $129 million in PowerCenter-related product ARR and $377 million in ARR from non-PowerCenter self-managed products. Cloud ARR grew at a rate of 43% for the period ended March 31, 2022 compared to March 31, 2021. Many of our new subscription products were architected to be deployed in the cloud, and we intend to make the remainder of our subscription products available in the cloud to meet the demands of our customers. In addition, we assist our customers with migrations of their Informatica on-premises data integration and MDM installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended March 31, 2022, we have entered into agreements to migrate a total of approximately $12.2 million of maintenance ARR, which has converted into approximately $25 million in Cloud ARR. Our future growth will depend in part on our ability to develop new market-leading cloud products to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 55% of our subscription customers as of March 31, 2022 did not have a prior maintenance contract with us. In addition, our ability to attract new customers will depend in part on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using hand-coded, custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We have recently added a dedicated inside sales team to our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make investments in sales and marketing to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Subscription NRR, which was 113% and 115% for the three months ended March 31, 2022 and 2021, respectively. We increased the average Subscription ARR per subscription customer from March 31, 2021 to March 31, 2022, from $193 thousand to $231 thousand, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as March 31, 2022 and 2021, we had 164 and 109 customers individually with over $1 million in Subscription ARR each, respectively.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, for the three months ended March 31, 2022 and 2021, our subscription renewal rate was 93% and 92%, respectively, and our maintenance renewal rate was 96% and 96%, respectively. We intend to continue investing in our products and customer success organization to maintain these compelling retention rates.
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

	March 31,
	2022	2021

	(in thousands, except percentages)
Total Annual Recurring Revenue	$1,397,028	$1,194,906
Maintenance Annual Recurring Revenue	$547,953	$551,492
Subscription Annual Recurring Revenue	$849,075	$643,414
Cloud Annual Recurring Revenue	$343,482	$239,687
Subscription Net Retention Rate	113%	115%
Adjusted EBITDA (Non-GAAP)	$89,119	$89,352
Key Business Metrics
Annual Recurring Revenue
Annual Recurring Revenue (“ARR”) represents the expected annual billing amounts from all active maintenance and subscription agreements. ARR is calculated based on the contract Monthly Recurring Revenue (“MRR”) multiplied by 12. MRR is calculated based on the accounting adjusted total contract value divided by the number of months of the agreement based on the start and end dates of each contracted line item. The aggregate ARR calculated at the end of each reported period represents the value of all contracts that are active as of the end of the period, including those contracts that have expired but are still under negotiation for renewal. We typically allow for a grace period of up to 6 months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period ARR amount has been less than 2% of the reported ARR in each period presented. If there is an actual cancellation of an ARR contract, we remove that ARR value at that time.
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
Non-GAAP Financial Measure
In addition to our results determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we believe the following non-GAAP measure is useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as tools for comparison. A reconciliation is provided below for our non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA
We define adjusted EBITDA as GAAP net loss as adjusted for income tax expense, interest income, interest expense, other income (expense), net, stock-based compensation, amortization of intangibles, equity compensation, one-time fees related to acquisitions, restructuring costs, sponsor-related costs and depreciation.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
GAAP net loss	$(3,186)	$(1,995)
Income tax expense	1,185	811
Interest income	(366)	(280)
Interest expense	12,825	35,799
Other income, net	(4,220)	(16,325)
Stock-based compensation	29,275	2,577
Amortization of intangibles	47,798	61,825
Equity compensation	83	(238)
Restructuring, acquisition and other charges	—	333
Sponsor-related costs	—	500
Depreciation	5,725	6,345
Adjusted EBITDA	$89,119	$89,352
We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.
COVID-19 Pandemic
The COVID-19 pandemic has impacted worldwide economic activity and financial markets and significantly increased economic volatility and uncertainty, which may continue to directly or indirectly impact our business, results of operations, and financial condition as a result of governmental restrictions and other measures to mitigate the spread of COVID-19. In 2021, the COVID-19 pandemic contributed to decreases in certain of our operating expenses, particularly in our travel and entertainment expenses and event spending. We expect these expenses to increase as the COVID-19 pandemic subsides but that they will remain lower than they were before the COVID-19 pandemic, as we expect certain sales and marketing efforts and events will be increasingly virtual going forward. The effects of the COVID-19 pandemic also had an adverse impact on revenues, which was partially offset by the savings in travel and entertainment expenses.
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing conditions caused by this pandemic may affect the rate of global information technology spending and could adversely affect our business during 2022 or future periods by lengthening our sales cycles. Additionally, the COVID-19 pandemic may continue to impact our operations outside the United States even if local containment efforts are successful. Refer to the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Components of Results of Operations
Software Revenues
Subscription Revenues.    Subscription revenues consist of revenues from customers under subscription cloud services, subscription-based on-premises licenses, and related support services. Revenues from our cloud-based subscription products are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The majority of the revenues from our subscription-based on-premises licenses is recognized at a point in time upon transfer of control of the license to the customer, similar to perpetual licenses. Support services sold with subscription-based on-premises licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, subscription contracts are one to three years in length, with an average contract duration slightly greater than two years in 2022, and the related fees are typically billed annually in advance in equal installments across the term of the contracts.
Perpetual License Revenues.    Perpetual license revenues are revenues from customers and partners for sales of our software under on-premises perpetual licenses. Revenue from our perpetual license products is generally recognized at a point in time upon transfer of control of the license to the customer, which is typically upon making the software available to our customers. We expect revenue from perpetual licenses to be less than 2% of total revenues going forward, as we focus the majority of our product development spending on pure cloud products and our go-to-market efforts on subscription-based licensing for software sales. While we continue to offer our perpetual licenses to select customers and geographies, we disincentivize our sales force from selling our perpetual licenses in favor of our subscription-based offerings.
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
Cost of Maintenance and Professional Services Revenues.    Our cost of service revenues is a combination of costs of maintenance, consulting and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel-related expenses including stock-based compensation and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel-related expenses, including employee costs, stock-based compensation, subcontractor costs and travel, entertainment, Shared Costs, and other expenses. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices and customer locations.
Amortization of Acquired Technology.    Amortization of acquired technology is the amortization of technologies recorded primarily as a result of the 2015 transaction where Informatica was taken private by our Sponsors (the “2015 Privatization Transaction”) and, to a lesser extent, from business acquisitions and acquired technology licenses.

Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation as well as consulting services, travel expenses, Shared Costs, other expenses, software expenses associated with the development of new products, enhancement and localization of existing products, and quality assurance and development of documentation for our products. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in our products is important for our growth and, as such, expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, but are expected to be relatively consistent as a percentage of revenue.
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
General and Administrative
Our general and administrative expenses consist primarily of personnel-related expenses (including stock-based compensation) for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services, travel expenses, Shared Costs and other expenses. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations, and professional services. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of revenue.
Restructuring, Acquisition, and Other Charges
Restructuring, Acquisition, and Other Charges consist of amortization of intangible assets, acquisition, other charges and restructuring charges. Amortization of intangible assets is the amortization of customer relationships, and trade names and trademarks recorded as a result of the 2015 Privatization Transaction and, to a lesser extent, acquired through business acquisitions. Restructuring, acquisition, and other charges relate to the costs incurred on acquisitions made by the Company. The restructuring charges relate to our reorganization activities related to our workforce and from the closing of certain facilities.
Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest expense, interest income earned on our cash, cash equivalents, short-term investments, mark-to-market gains and losses on interest rate swaps, unrealized gain and loss on euro term loans, foreign exchange transaction gains and losses and rental income.
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
Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021

Revenues:
Subscriptions	$197,747	$157,542
Perpetual license	2,672	9,216
Software revenue	200,419	166,758
Maintenance and professional services	161,928	166,955
Total revenues	362,347	333,713
Cost of revenues:
Subscriptions	24,704	18,309
Perpetual license	153	1,027
Software costs	24,857	19,336
Maintenance and professional services	49,805	39,494
Amortization of acquired technology	9,137	18,599
Total cost of revenues	83,799	77,429
Gross profit	278,548	256,284
Operating expenses:
Research and development	75,123	59,904
Sales and marketing	128,952	108,526
General and administrative	29,574	26,285
Amortization of intangible assets	38,661	43,226
Restructuring, acquisition and other charges	—	333
Total operating expenses	272,310	238,274
Income from operations	6,238	18,010
Interest income	366	280
Interest expense	(12,825)	(35,799)
Other income, net	4,220	16,325
Loss before income taxes	(2,001)	(1,184)
Income tax expense	1,185	811
Net loss	$(3,186)	$(1,995)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2022	2021

Revenues:
Subscriptions	55%	47%
Perpetual license	1	3
Software revenue	55	50
Maintenance and professional services	45	50
Total revenues	100	100
Cost of revenues:
Subscriptions	7	5
Perpetual license	—	—
Software costs	7	6
Maintenance and professional services	13	11
Amortization of acquired technology	3	6
Total cost of revenues	23	23
Gross profit	77	77
Operating expenses:		—
Research and development	21	18
Sales and marketing	36	33
General and administrative	8	8
Amortization of intangible assets	11	13
Restructuring, acquisition and other charges	—	—
Total operating expenses	75	72
Income from operations	2	5
Interest income	—	—
Interest expense	(4)	(11)
Loss on debt refinancing	—	—
Other income, net	1	5
Loss before income taxes	(1)	—
Income tax expense	—	—
Net loss	(1)	(1)
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2022	2021
Subscriptions	$197,747	$157,542	26%
Perpetual license	2,672	9,216	(71)%
Total software revenues	200,419	166,758	20%
Maintenance	132,477	142,371	(7)%
Professional services	29,451	24,584	20%
Total maintenance and professional services revenues	161,928	166,955	(3)%
Total revenues	$362,347	$333,713	9%

Total revenues increased by 9% to $362.3 million during the three months ended March 31, 2022 compared to $333.7 million for the three months ended March 31, 2021, primarily due to a 20% increase in software revenues, which represent 55% of total revenues.
Software Revenues

Our subscription revenues increased to $197.7 million (or 55% of total revenues) for the three months ended March 31, 2022 compared to $157.5 million (or 47% of total revenues) for the three months ended March 31, 2021. The increase of $40.2 million (or 26%) in subscription revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to an increase in our subscription customers and continued expansion within existing customers.

We expect the mix of subscription revenues as compared to total software revenues to continue to increase from prior year levels due to our prioritization of subscription revenues, growing installed customer base, a large number of multi-year subscription sales, and an anticipated increase in demand for subscription offerings.

Our perpetual license revenues decreased to $2.7 million (or 1% of total revenues) for the three months ended March 31, 2022 from $9.2 million (or 3% of total revenues) for the three months ended March 31, 2021. The decrease in perpetual license revenues of $6.5 million (or 71%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to a decrease in number of transactions and average transaction price of our software under perpetual licenses as we have focused our sales efforts on our subscription offerings and expanded our cloud business.

We expect perpetual license revenues and the mix of perpetual license revenues as compared to total software revenues to continue to decrease in future periods.

Maintenance and Professional Services Revenues
Maintenance revenues decreased to $132.5 million (or 37% of total revenues) for the three months ended March 31, 2022 from $142.4 million (or 43% of total revenues) for the three months ended March 31, 2021. Maintenance revenues decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to non-renewals, declining sales of perpetual licenses and an unfavorable foreign currency impact of $2.9 million offset by maintenance on new perpetual license sales and uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the continued lower expected sales of new perpetual licenses as we sell a greater mix of new cloud and other subscription-based offerings.
Professional services revenues increased to $29.5 million (or 8% of total revenues) for the three months ended March 31, 2022 compared to $24.6 million (or 7% of total revenues) for the three months ended March 31, 2021. The increase of $4.9 million (or 20%) in professional services revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by the increase in the demand for our consulting and education offerings.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2022	2021
Cost of software revenues	$24,857	$19,336	29%
Cost of maintenance and professional service revenues	49,805	39,494	26%
Amortization of acquired technology	9,137	18,599	(51)%
Total cost of revenues	$83,799	$77,429	8%
Cost of software revenues, as a percentage of software revenues	12%	12%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	31%	24%
Cost of Software Revenues
Cost of software revenues increased to $24.8 million (or 12% of software revenues) for the three months ended March 31, 2022 compared to $19.3 million (or 12% of software revenues) for the three months ended March 31, 2021. The increase of $5.5 million (or 29%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a $2.2 million increase in fees paid to third party vendors for hosting services related to our subscription services, a $1.7 million increase in personnel-related expenses to operate and secure our hosting infrastructure, a $1.2 million increase in royalties paid to vendors, and a $0.4 million increase in Shared Costs.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues increased to $49.8 million (or 31% of maintenance and professional services revenues) during the three months ended March 31, 2022 compared to $39.5 million (or 24% of maintenance and professional services revenues) during the three months ended March 31, 2021. The increase of $10.3 million (or 26%) during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a $7.7 million increase in personnel-related expenses (including stock-based compensation of $4.3 million) mainly driven by an increase in headcount and higher stock-based compensation expense primarily due to the vesting of certain performance-based options on the completion of the IPO and the issuance of new restricted stock units, performance restricted stock units and common stock under the ESPP starting in the fourth quarter of 2021, a $1.6 million increase in outside services, and a $1.4 million increase in Shared Costs, partially offset by a $0.4 million decrease in other expenses.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $9.1 million (or 3% of total revenues) for the three months ended March 31, 2022 from $18.6 million (or 6% of total revenues) for the three months ended March 31, 2021.
The decrease of $9.4 million (or 51%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as some components of the technology become fully amortized.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2022	2021
Research and development	$75,123	$59,904	25%
Research and development expenses increased to $75.1 million (or 21% of total revenues) for the three months ended March 31, 2022 compared to $59.9 million (or 18% of total revenues) for the three months ended March 31, 2021. The increase of $15.2 million (or 25%) during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to $13.4 million increase in salaries and other personnel-related expenses (including stock-based compensation of $8.6 million) mainly driven by an increase in headcount and higher stock-based compensation expense primarily due to the vesting of certain performance-based options on the completion of the IPO and the issuance of new restricted stock units, performance restricted stock units and common stock under the ESPP starting in the fourth quarter of 2021, a $1.4 million increase in Shared Costs and a $0.4 million increase in other expenses.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2022	2021
Sales and marketing	$128,952	$108,526	19%
Sales and marketing expenses increased to $129.0 million (or 36% of total revenues) during the three months ended March 31, 2022 compared to $108.6 million (or 33% of total revenues) during the three months ended March 31, 2021. The increase of $20.4 million (or 19%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a $15.3 million increase in personnel-related expenses (including stock-based compensation of $6.7 million) mainly driven by an increase in headcount and commissions expense. The higher stock-based compensation expense was primarily due to the vesting of certain performance-based options on the completion of the IPO and the issuance of new restricted stock units, performance restricted stock units and common stock under the ESPP starting in the fourth quarter of 2021, a $2.2 million increase in Shared Costs, a $1.8 million increase in marketing related expenses, and a $1.1 million increase in travel expense due to pandemic-related travel restrictions being lifted.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2022	2021
General and administrative	$29,574	$26,285	13%

General and administrative expenses increased to $29.6 million (or 8% of total revenues) during the three months ended March 31, 2022 compared to $26.3 million (or 8% of total revenues) during the three months ended March 31, 2021. The increase of $3.3 million (or 13%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to $9.0 million increase in personnel-related expenses (including stock-based compensation of $7.0 million) mainly driven by an increase in headcount and higher stock-based compensation expense primarily due to the vesting of certain performance-based options on the completion of the IPO and the issuance of new restricted stock units, performance restricted stock units and common stock under the ESPP starting in the fourth quarter of 2021, partially offset by a $5.5 million decrease in consulting expense due to substantial costs incurred to optimize our “go-to-market” efforts during 2021 and $0.2 decrease in other expenses.
Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets, acquisition and other charges (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2022	2021
Amortization of intangible assets	$38,661	$43,226	(11)%
Restructuring, acquisition and other charges	—	333	(100)%
Amortization of intangible assets decreased to $38.7 million (or 11% of revenues) during the three months ended March 31, 2022 compared to $43.2 million (or 13% of revenues) during the three months ended March 31, 2021. The decrease of $4.6 million (or 11%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2022	2021
Interest income	$366	$280	31%
Interest expense	(12,825)	(35,799)	(64)%
Other income (expense), net	4,220	16,325	(74)%
Interest and other income (expense), net	$(8,239)	$(19,194)	(57)%
The increase in interest and other income (expense), net, of $11.0 million (or 57%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to a $23.0 million decrease in interest expense primarily due to a decrease in the debt balance associated with the debt repayment and lower interest rates as a result of debt refinancing in October 2021 and an $11.0 million increase in foreign exchange gains. These increases were partially offset by a $23.0 million decrease in revaluation gains on the euro term loans resulting from the debt repayment of the euro term loans in October 2021.
Income Tax Expense
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2022	2021
Income tax expense	$1,185	$811	46%
Effective tax rate	(59)%	(68)%
Our income tax expense was $1.2 million and $0.8 million for the three months ended March 31, 2022 and 2021. The tax expense recorded in the current period compared to the tax expense recorded in the prior year comparable period was primarily due to foreign withholding tax not fully offset by foreign tax credits and certain discrete expenses related to stock-based compensation.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of March 31, 2022, the Company considered all available evidence both positive and negative, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the three months ended March 31, 2022, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for disallowed interest expense, foreign tax credit, the net California deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.
Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of March 31, 2022 and December 31, 2021, respectively, we had $577.8 million and $498.1 million in available cash, cash equivalents, restricted cash, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits and highly liquid money market funds. As of March 31, 2022 and December 31, 2021, we did not hold any marketable securities. We believe that our existing cash and cash equivalents, cash flows generated by operations and the Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
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
The borrowings under the Term Facility bear interest at either, at the Company's election, LIBOR plus 2.75% or the base rate plus 1.75%. The Revolving Facility accrues interest at a per annum rate based on either, at the borrower’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.00% and 2.50% based on the borrower’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the borrower’s total net first lien leverage ratio. See Note 6. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.

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
Approximately a fourth of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash provided by operating activities	$70,155	$64,948
Cash provided by investing activities	6,244	1,292
Cash provided by (used in) financing activities	13,235	(19,540)

Operating Activities:    Cash provided by operating activities for the three months ended March 31, 2022 was $70.2 million. Our net loss for the three months ended March 31, 2022 was $3.2 million, adjusted for non-cash charges, primarily consisting of $54.4 million of depreciation and amortization, $4.6 million of non-cash operating lease cost and $29.3 million of stock-based compensation expense which was partially offset by $6.1 million of deferred income taxes. Additional uses of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $126.3 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations, a $37.7 million decrease in contract liabilities, a $18.0 million decrease in income tax payable due to the timing of tax payments and a $4.5 million increase in prepaid expenses and assets associated with the growth in our operations. This was partially offset mainly by a $177.7 million decrease in accounts receivable due to the timing of collections. Our “days sales outstanding” in accounts receivable decreased to 64 days during the three months ended March 31, 2022 from 69 days during the three months ended March 31, 2021.

Cash provided by operating activities for the three months ended March 31, 2021 was $64.9 million. Our net loss for the three months ended March 31, 2021 was $2.0 million, adjusted for non-cash charges, primarily consisting of $69.6 million of depreciation and amortization, $3.4 million of non-cash operating lease cost and $2.6 million of stock-based compensation expense, which was partially offset by $23.6 million of unrealized gain on remeasurement of our euro debt and $6.5 million of deferred income taxes. Additional uses of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $150.7 million decrease in accounts receivable due to collections, partially offset by a $95.5 million decrease in accounts payable and accrued liabilities due to timing of payment and payment of our lease obligations, a $20.2 million decrease in contract liabilities, a $8.9 million decrease in income tax payable due to the timing of tax payments and a $4.5 million increase in prepaid expenses and assets associated with the growth in our operations. Our “days sales outstanding” in accounts receivable decreased to 69 days during the three months ended March 31, 2021 from 73 days during the three months ended March 31, 2020.
Investing Activities:    Net cash provided by investing activities for the three months ended March 31, 2022 was $6.2 million primarily due to a cash inflow consisting of $24.1 million in maturities of investments, partially offset by $17.2 million in purchases of investments and $0.7 million for purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2021 was $1.3 million primarily due to a cash inflow consisting of $11.8 million in maturities of investments, partially offset by $9.9 million in purchases of investments, $0.7 million for purchases of property and equipment and $0.1 million related to sale of investment in equity interest.
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
Financing Activities: Net cash provided by financing activities for the three months ended March 31, 2022 was $13.2 million primarily due to $13.6 million proceeds from issuance of common stock under the ESPP and $4.7 million in proceeds from the issuance of shares. These cash inflows were partially offset by $4.6 million of net activity from derivatives with an other-than-insignificant financing element and $0.5 million payment of offering costs.

Net cash used in financing activities for the three months ended March 31, 2021 was $19.5 million driven by $9.0 million paid for contingent consideration, $5.9 million payment of debt, $4.6 million of net activity from derivatives with an other-than-insignificant financing element, $0.8 million payments for share repurchases and $0.1 million payments for taxes related to net share settlement of equity awards. These cash outflows were partially offset by $0.9 million in proceeds from the issuance of shares.
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

The Term Facility matures on October 29, 2028 and is repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Facility matures on October 29, 2026. See Note 6. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.
As of March 31, 2022, a total of approximately $1.9 billion was outstanding under the Term Facility. As of March 31, 2022, we have also utilized $1.8 million of letters of credit under the Revolving Facility. See Note 6. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.

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
The Credit Agreements contain certain customary affirmative and negative covenants. As of March 31, 2022, we were in compliance with all such covenants.
Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the three months ended March 31, 2022 from the contractual and lease obligations disclosed in our Annual Report on form 10-K.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP which requires us to make estimates, judgments and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Any material differences between these estimates and actual results will impact our condensed consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly.

There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on form 10-K, filed with the SEC on March 24, 2022.
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
As of March 31, 2022, we had long-term debt outstanding with a carrying value of $1.85 billion. A hypothetical interest rate change of each quarter point would have increased or decreased interest expense, excluding the effects of any interest rate swap agreement, by $5.0 million a year. See Note 6. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.
In order to reduce the financial impact of increases in interest rates, as of March 31, 2022, we entered into two interest rate swaps for a total notional amount of $1.3 billion, with fixed rate of 1.525%. The interest rate swaps will mature by December 2022.
In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out One-month LIBOR for existing contracts by June 30, 2023. The expected discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense.
Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. To date, we have cash flow hedges for our Indian Rupee expense exposure. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had approximately a $3.8 million impact to our three months ended March 31, 2022 results of operations.
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
As of March 31, 2022, our remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $92.9 million of Indian rupees as of March 31, 2022.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 2. Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become factors that affect us. If any of the risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
•Our business and revenue have been adversely affected and could in the future be adversely affected by the COVID-19 pandemic.
•If we do not compete effectively, our revenues may not grow and could decline.
•If we are unable to successfully respond to technological advances and evolving industry standards, we could experience a reduction in our future product sales, which would cause our revenues to decline.

•Our current research and development efforts, including the introduction of new products, the integration of acquired products, and the enhancements of existing products, may not be successful or result in significant revenue, cost savings or other benefits in the near future, if at all.
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

We expect to derive a significant portion of our subscription ARR from our existing subscription customer base. In the three months ended March 31, 2022, approximately 97% of our total subscription ARR was generated from existing subscription customers, respectively. As a result, achieving a high renewal rate of our subscriptions is critical to our business. Our customers typically have no contractual obligation to renew their subscriptions after the completion of their then current subscription term, which is typically one to three years, and certain of our customers have a right to terminate during the subscription term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our platform or our customer support, our products’ inability to integrate with new and changing technologies, the perception of frequent or severe subscription outages, delays or lags in our product uptime or latency, and a mismatch in the pricing of our products and competing offerings.
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
During the three months ended March 31, 2022, we had $132.5 million of maintenance revenue, which was 37% of our total revenue of $362.3 million. During the three months ended March 31, 2021, we had $142.4 million of maintenance revenue, which was 43% of our total revenue of $333.7 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from on-premises licenses in favor of cloud-native products, customers’ lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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
We have experienced rapid subscription revenue growth in recent periods. We recognized subscription revenues of $197.7 million and $157.5 million, representing 99% and 94% of total software revenue during the three months ended March 31, 2022 and 2021, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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
We have continued to build on our cloud-focused strategy with the development of our Intelligent Data Management Cloud (“IDMC”) platform. As a result, we are deriving an increasing portion of our revenues over time from our subscription-based offerings. For example, we are aggressively investing in our go-to-market strategies and customer success organization for our cloud- and on-premises subscription products. These go-to-market strategies and efforts may differ from those we have used for perpetual license software products, may be temporarily disruptive and result in reduced sales productivity in addition to increased costs. The market for subscription-based offerings is not as mature as the market for perpetual license products and it may not develop as anticipated. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including concerns regarding the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, on-premises software solutions, and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription-based offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription-based offerings. Also, we expect demand for our subscription-based offerings to unfavorably impact demand for certain of our other products and services, such as support services on perpetually licensed products. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. Additionally, our future success depends in part on the growth of the market for cloud data management solutions and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data management solutions and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all. We may incur costs at a higher than expected rate as our subscription business continues to expand, adversely affecting our financial performance. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings, which will have an adverse impact on our margins. If we are unable to successfully establish our subscription offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively affected.

We may not be able to successfully manage the growth of our business if we are unable to scale our operations and enhance our internal systems, processes, and controls.
We continue to experience growth in our customer base and operations, which may place a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be necessary to scale our operations and increase productivity. These additional investments will increase our costs and may adversely affect our operating margins if we are unable to sufficiently increase revenues to cover these additional costs. If we are unable to successfully scale our operations and increase productivity, we may be unable to execute our business strategies. Our business has grown in recent years, as evidenced by headcount growth in India, Japan and EMEA, through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate, which may adversely affect our cash flows and results of operations. We moved our existing data center from our corporate headquarters to an external third-party facility, and also utilize other third-party data center facilities and public cloud providers, including Amazon Web Services, Microsoft Azure and Google Cloud, to host certain of our services, systems and data. Each of our commercial agreements with AWS, Microsoft Azure and Google Cloud have 3-year terms through 2024 and will remain in effect until terminated by us or the respective counterparty. AWS may terminate the agreement for convenience by providing us at least 30 days’ advance notice or for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period. Microsoft Azure may terminate the agreement without cause upon 60 days’ notice or for material breach, subject to such party providing 30 days’ notice and a 30-day cure period. Google Cloud may terminate the agreement for material breach with a 30-day cure period, if we cease operations or become subject to insolvency proceedings and the proceedings are not dismissed within 90 days, or we are in material breach more than twice notwithstanding any cure of such breaches. While we believe that we could transition among these cloud infrastructure providers or to alternative providers on commercially reasonable terms if needed, in the event any of these third-party facilities or public cloud providers become unavailable due to outages, interruptions or other unanticipated problems, or because they are no longer available on commercially reasonable terms or prices, our costs may increase and our operations may be impaired, which would adversely affect our business.
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
Continuing concerns over economic and business prospects in the United States and throughout the world, including the ongoing COVID-19 pandemic, have contributed to increased volatility and diminished expectations for the global economy. These factors may continue to directly or indirectly impact our business, results of operations, and financial condition as a result of governmental restrictions and other measures to mitigate the spread of COVID-19. Our customers have experienced, and may continue to experience, disruptions in their operations, which have resulted in delayed, reduced, or canceled orders and requests for renegotiation or extended payment terms. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. Further, the COVID-19 pandemic may continue to impact our operations outside the United States even if local containment efforts are successful. For example, we have a significant number of research and development, customer support and general and administrative personnel located in India, which continues to be heavily impacted by the pandemic.
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
•cloud service providers (“CSPs”) with limited platform-specific capabilities in data management, such as AWS, Microsoft Azure and Google Cloud Platform; and
•stack vendors that compete across in many of our markets with data management solutions, such as IBM and Oracle.
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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data management software and services, especially for broader data management initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data management needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in August 2020, we acquired GreenBay Technologies, a provider of advanced AI/ML (“artificial intelligence and machine learning”) solutions that complement our CLAIRE-powered Intelligent Cloud Data Management platform, and in July 2020, we acquired Compact Solutions, a provider of advanced metadata connectivity tools. We intend to continue our investments to develop and introduce new products and product enhancements.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $75.1 million and $59.9 million of research and development expense during the three months ended March 31, 2022 and 2021, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and aggressively investing in our go-to-market strategies for our newer products.
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
We have also continued to make investments in our sales specialists and domain experts and to implement strategic changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. For example, in 2020, we shifted our go-to-market strategy within certain countries in APAC and Europe, reducing our direct sales headcount to align with local channel partners for distribution. As a result of our international expansion and these changes, as well as the increase in our direct sales headcount in the United States, we have invested heavily in our sales and marketing functions. We recognized $129.0 million and $108.5 million of sales and marketing expense during the three months ended March 31, 2022 and 2021, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
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
The sales prices for our subscription offerings and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of subscription offerings, on-

premises offerings and professional services and their respective margins, anticipation of the introduction of new subscription offerings or professional services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. We cannot guarantee that we will be successful in developing and introducing new subscription offerings with enhanced functionality on a timely basis, or that any such new subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
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
We expect our revenue mix to vary over time due to a number of factors, including the mix of our perpetual license products and related support services, on-premises subscription products, cloud products, and professional services revenue. Due to the differing revenue recognition policies applicable to our perpetual licenses, on-premises subscriptions and cloud products, shifts in our business mix from quarter-to-quarter or period-to-period could produce substantial variation in revenue recognized. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower-margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability, unpredictability and varying revenue recognition methods could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could decline significantly.
We have a history of losses and may not be able to achieve profitability on a consistent basis. If we cannot achieve profitability, our business, financial condition, and results of operations may suffer.
We have incurred net losses since we were taken private in a 2015 transaction led by our Sponsors (the “2015 Privatization Transaction”) as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $47.8 million and $61.8 million during the three months ended March 31, 2022 and 2021, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $12.8 million and $35.8 million during the three months ended March 31, 2022 and 2021, respectively. As a result, we incurred net losses of $3.2 million and $2.0 million during the three months ended March 31, 2022 and 2021, respectively, and had an accumulated deficit of $1,132.7 million as of March 31, 2022. In addition, we anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations, including the GDPR and the CCPA, and are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.
We have implemented and maintain security measures intended to protect personal information, and we require our service providers to implement and maintain security measures intended to protect personal information they maintain or process for us. However, our security measures and those of our service providers remain vulnerable to various threats posed by hackers and criminals and by internal errors. If our or any of our service providers’ security measures are overcome and any personal information that we or our service providers collect, store or otherwise process is breached, compromised or otherwise subject to unauthorized access, use or other processing, we may be required to comply with costly and burdensome breach notification obligations. We may also be subject to investigations, enforcement actions and private lawsuits. For example, the CCPA imposes a private right of action for certain security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private action, settlements and other consequences. In addition, any data security incident is likely to generate negative publicity and have a significant negative effect on our business.
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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act and state laws relating to privacy and data security, including the CCPA, which, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA became effective on January 1, 2020 and has been amended on multiple occasions. Moreover, the California Privacy Rights Act, or CPRA, was approved by California voters in the election on November 3, 2020. Most obligations of the CPRA relating to consumer data take effect beginning on January 1, 2023. The CCPA and CPRA require covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. Other states have also enacted or proposed similar data privacy laws. For example, in 2021, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. The effects of the CCPA, CPRA, and other privacy laws in the United States are significant and have required, and may require, us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. This legislation and other proposed laws at the state and federal level in the United States, could create the potential for a patchwork of overlapping but different laws, result in further uncertainty, require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.

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
We prepare our condensed consolidated financial statements in accordance with GAAP. Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.
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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 33% and 33% of our revenue from outside our North American region during the three months ended March 31, 2022 and 2021, respectively. Our international operations are subject to numerous risks, including:
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
We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in the European credit, equity and foreign currency markets or geopolitical disruptions, including the military conflict between Russia and Ukraine, could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe and other regions throughout the world. If tensions between the United States, members of NATO and Russia continue to escalate and create global security concerns, that may lead to an increased adverse impact on regional and global economies and increase the likelihood of cyberattacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
Although we do not have material business involvement in Ukraine, Russia or Belarus, geopolitical instability in the region and new sanctions and enhanced export controls may impact our ability to sell or export our software products in Ukraine, Russia, Belarus and surrounding countries. A majority of our business in Russia and Belarus is already restricted by sanctions and export control laws. While we do not believe the overall impact to be material to our business results, if the conflict and scope of sanctions expand further or persist for an extended period of time, our business could be harmed
We may experience fluctuations in foreign currency exchange rates that could adversely impact our results of operations.
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates may negatively affect our revenues in the near term. As our international operations grow, if fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and income. In particular, these unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,400 employees as of March 31, 2022.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% or less of our revenue for each of the past three fiscal years as well as for the three months ended March 31, 2022, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
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
We have a significant amount of indebtedness. As of March 31, 2022, our total outstanding indebtedness was approximately $1.875 billion. Subject to the limits contained in the credit agreement that governs our credit facilities (the “Credit Facilities”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:
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

We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the three months ended March 31, 2022, our cash flows dedicated for debt service requirements totaled $13.7 million, which includes interest payments of $13.7 million. For the three months ended March 31, 2022, our net cash provided by operating activities was $70.2 million, which includes interest paid of $13.7 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $83.9 million. For the three months ended March 31, 2022, approximately 16% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreement that governs the Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of March 31, 2022, our Revolving Credit Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.8 million utilized under the Revolving Credit Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.

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
Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans under the Credit Facilities were fully drawn, each quarter point change in interest rates, excluding the effects of any interest rate swap agreements, would result in approximately a $5.0 million change in annual interest expense on our indebtedness under the Credit Facilities. We have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, including our Credit Facilities, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances.
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
Historically, we have funded our operations and capital expenditures primarily through cash generated from our operations as well as debt refinancings. Although we currently believe that our existing cash and cash equivalents, cash flow from operations and the proceeds from the IPO will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.
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
Our Sponsors and their affiliates control approximately 87% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2022. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Three of our ten directors are affiliated with Permira one of our directors is an employee of CPP Investments, and CPP Investments has the right to appoint an additional director to our board. These directors have fiduciary duties to us and, in addition, have duties to the respective Sponsor and their affiliates, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the Sponsors, whose interests may be adverse to ours in some circumstances.
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
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. As of March 31, 2022, FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
Our Sponsors and their affiliates control approximately 87% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2022. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class

A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
The outcome of litigation and other claims or lawsuits is intrinsically uncertain. Management’s view of the litigation might also change in the future. Actual outcomes of litigation and other claims or lawsuits could differ from the assessments made by management in prior periods, which are the basis for our accounting for these litigations and claims under GAAP. A settlement or an unfavorable outcome on any litigation matter could have a material adverse effect on our business, operating results, reputation, financial position or cash flows. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On October 26, 2021, we completed our IPO, with a subsequent full exercise of the underwriters’ option to purchase additional shares. We issued and sold 33,350,000 shares of Class A common stock, par value $0.01, at an offering price of $29.00 per share. We received an aggregate net proceeds of $915.7 million, after underwriting discounts and commissions of $51.5 million.

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

Date:	May 9, 2022	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ ERIC BROWN
Eric Brown
Executive Vice President and Chief Financial Officer (Principal Financial Officer)