Form 10-Q
period 2022-06-30
Informatica Inc.
filed 2022-08-04
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 237,045,493 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of July 27, 2022.

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
•the possible harm caused by adverse economic, industry and market conditions in the United States and globally, including due to inflationary pressures, foreign exchange headwinds, and the military conflict between Russia and Ukraine, and its impact on our business and operations;
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

Part I - Financial Information
Item 1. Financial Statements
INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$543,201	$456,378
Short-term investments	39,128	40,045
Accounts receivable, net of allowances of $2,558 and $4,644, respectively	288,240	432,266
Contract assets, net	122,506	109,269
Prepaid expenses and other current assets	115,195	133,832
Total current assets	1,108,270	1,171,790
Restricted cash	—	1,718
Property and equipment, net	165,575	177,409
Operating lease right-of-use-assets	64,140	74,789
Goodwill	2,333,559	2,380,752
Customer relationships intangible asset, net	865,564	948,556
Other intangible assets, net	54,699	78,899
Deferred tax assets	11,813	13,196
Other assets	132,878	139,154
Total assets	$4,736,498	$4,986,263
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,939	$41,755
Accrued liabilities	49,773	74,763
Accrued compensation and related expenses	103,236	171,978
Current operating lease liabilities	16,993	18,505
Current portion of long-term debt	18,750	14,063
Income taxes payable	—	7,211
Contract liabilities	563,004	613,336
Total current liabilities	772,695	941,611
Long-term operating lease liabilities	52,477	62,519
Long-term contract liabilities	19,653	28,651
Long-term debt, net	1,829,617	1,837,408
Deferred tax liabilities	48,355	104,788
Long-term income taxes payable	30,007	23,833
Other liabilities	3,934	3,777
Total liabilities	2,756,738	3,002,587
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000,000 and 2,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; Total of 236,967,859 and 234,189,069 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,371	2,343
Class B-1 common stock; $0.01 par value per share; 200,000,000 and 200,000,000 shares authorized; 44,049,523 and 44,049,523 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	440	440
Class B-2 common stock; $0.00001 par value per share, 200,000,000 and 200,000,000 shares authorized; 44,049,523 and 44,049,523 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	3,183,762	3,093,232
Accumulated other comprehensive (loss) income	(43,607)	17,151
Accumulated deficit	(1,163,206)	(1,129,490)
Total stockholders’ equity	1,979,760	1,983,676
Total liabilities and stockholders’ equity	$4,736,498	$4,986,263
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Subscriptions	$207,043	$166,723	$404,790	$324,265
Perpetual license	2,300	7,023	4,972	16,239
Software revenue	209,343	173,746	409,762	340,504
Maintenance and professional services	162,696	168,079	324,624	335,034
Total revenues	372,039	341,825	734,386	675,538
Cost of revenues:
Subscriptions	25,177	18,758	49,881	37,067
Perpetual license	176	1,160	329	2,187
Software costs	25,353	19,918	50,210	39,254
Maintenance and professional services	52,120	40,788	101,925	80,282
Amortization of acquired technology	8,936	18,496	18,073	37,095
Total cost of revenues	86,409	79,202	170,208	156,631
Gross profit	285,630	262,623	564,178	518,907
Operating expenses:
Research and development	84,064	63,927	159,187	123,831
Sales and marketing	143,597	112,412	272,549	220,938
General and administrative	31,632	28,688	61,206	55,306
Amortization of intangible assets	38,459	43,160	77,120	86,386
Total operating expenses	297,752	248,187	570,062	486,461
(Loss) income from operations	(12,122)	14,436	(5,884)	32,446
Interest income	1,129	254	1,495	534
Interest expense	(16,560)	(36,384)	(29,385)	(72,183)
Other income (expense), net	3,837	(1,546)	8,057	14,779
Loss before income taxes	(23,716)	(23,240)	(25,717)	(24,424)
Income tax expense	6,790	11,089	7,975	11,900
Net loss	$(30,506)	$(34,329)	$(33,692)	$(36,324)
Net loss per share attributable to Class A and Class B-1 common stockholders:[1]
Basic	$(0.11)	$(0.14)	$(0.12)	$(0.15)
Diluted	$(0.11)	$(0.14)	$(0.12)	$(0.15)
Weighted-average shares used in computing net loss per share:[1]
Basic	280,417	244,713	279,599	244,658
Diluted	280,417	244,713	279,599	244,658
See accompanying notes to condensed consolidated financial statements.

1Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Condensed Consolidated Financial Statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(30,506)	$(34,329)	$(33,692)	$(36,324)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment, net of tax benefit (expense) of $148, $(96), $136, and $(258)	(47,836)	3,533	(66,910)	(16,947)
Cash flow hedges:
Change in unrealized gain (loss), net of tax benefit (expense) of $(167), $54, $(1,479), and $(43)	507	(166)	4,498	132
Less: reclassification adjustment for amounts included in net loss, net of tax benefit of $164, $1,136, $544, and $2,181	498	3,498	1,654	6,714
Net change, net of tax expense of $(331), $(1,082), $(2,023), $(2,224)	1,005	3,332	6,152	6,846
Total other comprehensive (loss) income, net of tax effect	(46,831)	6,865	(60,758)	(10,101)
Total comprehensive loss, net of tax effect	$(77,337)	$(27,464)	$(94,450)	$(46,425)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2022	235,863	$2,360	44,050	$440	44,050	$—	$3,141,447	$3,224	$(1,132,700)	$2,014,771
Stock-based compensation	—	—	—	—	—	—	34,558	—	—	34,558
Issuance of shares upon exercise of vested options and RSUs	1,105	11	—	—	—	—	7,757	—	—	7,768
Net loss	—	—	—	—	—	—	—	—	(30,506)	(30,506)
Other comprehensive loss	—	—	—	—	—	—	—	(46,831)	—	(46,831)
Balances, June 30, 2022	236,968	$2,371	44,050	$440	44,050	$—	$3,183,762	$(43,607)	$(1,163,206)	$1,979,760

	Three Months Ended June 30, 2021
	Class A Common Stock[1]		Class B-1 Common Stock[1]		Class B-2 Common Stock[1]		Additional Paid-in Capital[1]	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2021	200,476	$2,004	44,050	$440	44,050	$—	$2,148,178	$26,329	$(1,026,714)	$1,150,237
Stock-based compensation	—	—	—	—	—	—	3,308	—	—	3,308
Repurchase of shares	(217)	(2)	—	—	—	—	(2,160)	—	(2,466)	(4,628)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(915)	—	—	(915)
Issuance of shares	391	4	—	—	—	—	3,133	—	—	3,137
Net loss	—	—	—	—	—	—	—	—	(34,329)	(34,329)
Other comprehensive income	—	—	—	—	—	—	—	6,865	—	6,865
Balances, June 30, 2021	200,650	$2,006	44,050	$440	44,050	$—	$2,151,544	$33,194	$(1,063,509)	$1,123,675

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

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2022
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2021	234,189	$2,343	44,050	$440	44,050	$—	$3,093,232	$17,151	$(1,129,490)	$1,983,676
Stock-based compensation	—	—	—	—	—	—	64,440	—	—	64,440
Issuance of shares under employee stock purchase plan	801	8	—	—	—	—	13,636	—	—	13,644
Issuance of shares upon exercise of vested options and RSUs	1,978	20	—	—	—	—	12,454	—	—	12,474
Net loss	—	—	—	—	—	—	—	—	(33,692)	(33,692)
Other comprehensive loss	—	—	—	—	—	—	—	(60,758)	—	(60,758)
Payments for dividends related to B-2 Class shares	—	—	—	—	—	—	—	—	(24)	(24)
Balances, June 30, 2022	236,968	$2,371	44,050	$440	44,050	$—	$3,183,762	$(43,607)	$(1,163,206)	$1,979,760

	Six Months Ended June 30, 2021
	Class A Common Stock[1]		Class B-1 Common Stock[1]		Class B-2 Common Stock[1]		Additional Paid-in Capital[1]	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2020	200,417	$2,004	44,050	$440	44,050	$—	$2,145,254	$43,295	$(1,024,406)	$1,166,587
Stock-based compensation	—	—	—	—	—	—	5,885	—	—	5,885
Repurchase of shares	(261)	(3)	—	—	—	—	(2,599)	—	(2,779)	(5,381)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(1,031)	—	—	(1,031)
Issuance of shares	494	5	—	—	—	—	4,035	—	—	4,040
Net loss	—	—	—	—	—	—	—	—	(36,324)	(36,324)
Other comprehensive loss	—	—	—	—	—	—	—	(10,101)	—	(10,101)
Balances, June 30, 2021	200,650	$2,006	44,050	$440	44,050	$—	$2,151,544	$33,194	$(1,063,509)	$1,123,675

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

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021

Operating activities:
Net loss	$(33,692)	$(36,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,370	12,574
Non-cash operating lease costs	8,717	7,316
Stock-based compensation	63,833	5,885
Deferred income taxes	(57,347)	(43,191)
Amortization of intangible assets and acquired technology	95,193	123,481
Gain on sale of investment in equity interest	—	(110)
Amortization of debt issuance costs	1,837	2,888
Unrealized gain on remeasurement of debt	—	(18,497)
Changes in operating assets and liabilities:
Accounts receivable	140,154	145,475
Prepaid expenses and other assets	3,691	(13,246)
Accounts payable and accrued liabilities	(110,050)	(62,812)
Income taxes payable	14,863	15,900
Contract liabilities	(52,481)	(34,890)
Net cash provided by operating activities	86,088	104,449
Investing activities:
Purchases of property and equipment	(1,000)	(1,293)
Purchases of investments	(48,668)	(35,370)
Maturities of investments	47,301	28,450
Sale of investments in equity interest	—	110
Net cash used in investing activities	(2,367)	(8,103)
Financing activities:
Payments for share repurchases	—	(5,381)
Payment of debt	(4,688)	(11,875)
Proceeds from issuance of common stock under employee stock purchase plan	13,644	—
Payments of offering costs	(2,085)	—
Payments for dividends related to Class B-2 shares	(24)	—
Payments for taxes related to net share settlement of equity awards	—	(1,031)
Payment of deferred and contingent consideration	—	(9,023)
Net activity from derivatives with an other-than-insignificant financing element	(7,134)	(9,354)
Proceeds from issuance of shares	12,474	4,040
Net cash provided/ (used in) by financing activities	12,187	(32,624)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(10,803)	829
Net increase in cash, cash equivalents, and restricted cash	85,105	64,551
Cash, cash equivalents, and restricted cash at beginning of period	458,096	348,221
Cash, cash equivalents, and restricted cash at end of period	$543,201	$412,772
Supplemental disclosures:
Cash paid for interest	$30,481	$56,512
Cash paid for income taxes, net of refunds	$50,459	$39,192
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$400	$2,837
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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
include recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Contract Assets
Contract assets represent reported revenues attributable to performance obligations that have been satisfied, but such amounts remain unbilled due to certain remaining conditions under the contract not yet being met. Contract assets are primarily driven by sales of on-premises subscription licenses with 2-3 year

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
subscription terms, but the related fees are generally invoiced annually. There were immaterial credit losses associated with contracts with customers for the six months ended June 30, 2022 and 2021.
Contract Liabilities
Contract liabilities consist of deferred revenue and customer deposit liabilities and represent cash payments received or due in advance of fulfilling our performance obligations. In arrangements whereby the Company has an obligation to transfer goods or services to the customer and fees are invoiced or amounts are received ahead of revenue being recognized under non-cancelable contracts, deferred revenue is recorded. Customer deposits represent billings or cash payments received under cancellable contracts. Deferred revenue and customer deposit liabilities will be recognized as revenue in future periods. As of June 30, 2022, deferred revenue and customer deposit liabilities were $577.4 million and $5.3 million, respectively. As of December 31, 2021, deferred revenue and customer deposit liabilities were $635.6 million and $6.4 million, respectively.
The current portion of contract liabilities represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. Contract liabilities were approximately $582.7 million as of June 30, 2022, of which the Company expects to recognize $563.0 million over the next 12 months, and the remainder thereafter. Contract liabilities were approximately $642.0 million as of December 31, 2021, of which the Company expects to recognize $613.3 million over the next 12 months, and the remaining thereafter. The amount of revenues recognized during the three and six months ended June 30, 2022 that were included in the opening contract liabilities balances at the beginning of each respective period was approximately $190.2 million and $411.7 million, respectively. The amount of revenues recognized during the three and six months ended June 30, 2021 that were included in the opening contract liabilities balances at the beginning of each respective period was approximately $167.3 million and $365.8 million, respectively. Revenues recognized from performance obligations satisfied in prior periods were immaterial during the three and six months ended June 30, 2022 and 2021.
Remaining Performance Obligations from Customer Contracts
Remaining performance obligations represent contracted revenues that have not yet been recognized (including contract liabilities) and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that the Company records and total revenues that it recognizes are impacted by a variety of seasonal factors. In each year, the amounts and volumes of contracting activity and associated revenues are typically highest in its fourth fiscal quarter and lowest in the first fiscal quarter. These seasonal impacts influence how the Company’s remaining performance obligations change over time, and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that the Company reports at a point in time. As of June 30, 2022 and December 31, 2021, the Company’s remaining performance obligations were $1.2 billion and $1.2 billion, respectively, which does not include customer deposit liabilities. The Company expects to recognize approximately 69% and 65% of its remaining performance obligations at June 30, 2022 and December 31, 2021 as revenues over the next twelve months and the remainder over the next two to three years.
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

The Company grants stock options with only service conditions (“service-based options”) which may also include one year cliff vesting provisions, as well as those with both service and performance or market conditions. The Company uses the Black-Scholes Merton or Monte Carlo model to value the stock options granted under its equity plans. For purchase rights granted under the ESPP, the fair value is estimated using the

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Black-Scholes Merton model. Both models require the input of certain assumptions on the grant date, including fair value of the underlying stock and exercise price, expected term, volatility over an expected term, risk-free interest rate for an expected term, and dividend yield. The fair value of each RSU granted after the Company's IPO is determined by the closing price of the Company's common stock on the date of grant.

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
No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2022 and 2021. At June 30, 2022 and December 31, 2021, no customer accounted for more than 10% of the accounts receivable balance.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Inter Bank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In the event LIBOR is unavailable, the Company’s debt documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Company in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its consolidated financial statements and disclosures.
Note 3. Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments
The following table summarizes the Company’s cash, cash equivalents, restricted cash and short-term investments as of June 30, 2022 and December 31, 2021 (in thousands). There were no marketable securities held at June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021

Cash	$200,811	$275,386
Cash equivalents:
Time deposits	1,872	979
Money market funds	340,518	180,013
Total cash equivalents	342,390	180,992
Total cash and cash equivalents	$543,201	$456,378
Restricted cash	—	1,718
Total cash, cash equivalents, and restricted cash	$543,201	$458,096
Short-term investments:
Time deposits	39,128	40,045
Total short-term investments	39,128	40,045
Total cash, cash equivalents, restricted cash, and short-term investments	$582,329	$498,141
See Note 4. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.
The Company did not record any gross unrealized gains or losses for the three and six months ended June 30, 2022 and 2021.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$41,000	$41,000	$—	$—
Money market funds(ii)	340,518	340,518	—	—
Total money market funds and time deposits	381,518	381,518	—	—
Interest rate derivatives(iii)	11,012	—	11,012	—
Total assets	$392,530	$381,518	$11,012	$—
Liabilities:
Foreign currency derivatives(iv)	$2,284	$—	$2,284	$—
Total liabilities	$2,284	$—	$2,284	$—
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
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and six months ended June 30, 2022 and 2021.
Note 5. Goodwill and Intangible Assets

Goodwill
The following table presents the changes in the carrying amount of the goodwill for the six months ended June 30, 2022 (in thousands):

Amount
Ending balance as of December 31, 2021	$2,380,752
Foreign currency translation adjustment	(47,193)
Ending Balance as of June 30, 2022	$2,333,559

Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the three and six months ended June 30, 2022, the Company recorded a foreign currency translation adjustment reducing goodwill by $33.6 million and $47.2 million, respectively.
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of June 30, 2022 and December 31, 2021 are as follows (in thousands, except years):

	Weighted Average Useful Life (Years)	June 30, 2022			December 31, 2021
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	6	$877,303	$(842,038)	$35,265	$878,822	$(823,965)	$54,857
Other intangible assets:
Customer relationships	15	2,153,066	(1,287,502)	865,564	2,163,048	(1,214,492)	948,556
Trade names and trademark	7	81,396	(61,962)	19,434	81,894	(57,852)	24,042
Total other intangible assets		2,234,462	(1,349,464)	884,998	2,244,942	(1,272,344)	972,598
Total intangible assets, net		$3,111,765	$(2,191,502)	$920,263	$3,123,764	$(2,096,309)	$1,027,455
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $47.4 million and $61.7 million for the three months ended June 30, 2022 and 2021, respectively. Total amortization expense related to intangible assets was $95.2 million and $123.5 million for the six months ended June 30, 2022 and 2021, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of revenues	$8,936	$18,496	$18,073	$37,095
Operating expenses	38,459	43,160	77,120	86,386
Total amortization of intangible assets	$47,395	$61,656	$95,193	$123,481
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of June 30, 2022, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Developed and Core Technology	Other Intangible Assets(i)	Total Intangible Assets

Remaining 2022	$17,593	$76,644	$94,237
2023	11,453	136,784	148,237
2024	3,454	120,868	124,322
2025	1,626	98,901	100,527
2026	926	86,116	87,042
Thereafter	213	365,685	365,898
Total expected amortization expense	$35,265	$884,998	$920,263
____________
(i)Other Intangible Assets includes customer relationships, trade names and trademarks.
Note 6. Borrowings
Long term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021

Dollar term loan	$1,870,313	$1,875,000
Less: Discount on term loan	(8,088)	(8,671)
Less: Debt issuance costs	(13,858)	(14,858)
Total debt, net of discount and debt issuance costs	1,848,367	1,851,471
Less: Current portion of long-term debt	(18,750)	(14,063)
Long-term debt, net of current portion	$1,829,617	$1,837,408
As of June 30, 2022 and December 31, 2021, the aggregate fair value of the Company’s dollar term loan, based on Level 2 inputs related to fair market value, were $1,780.3 million and $1,871.5 million, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Revolving Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.50% and 2.00% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.50% and 1.00% based on the Company’s total net first lien leverage ratio. No amounts were outstanding under the Revolving Facility as of June 30, 2022 and December 31, 2021. There were $1.7 million and $0.7 million of utilized letters of credit under the Revolving Facility at June 30, 2022 and December 31, 2021, respectively.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2022.
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
Future minimum principal payments
Future minimum principal payments on the Term Facility as of June 30, 2022 are as follows (in thousands):

Remaining 2022	$9,375
2023	18,750
2024	18,750
2025	18,750
2026	18,750
Thereafter	1,785,938
Total	$1,870,313

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7. Disaggregation of Revenue and Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
Cloud and subscription support	$136,920	$103,722	$267,819	$200,536
On-Premises subscription license	70,123	63,001	136,971	123,729
Subscription	207,043	166,723	404,790	324,265
Perpetual license	2,300	7,023	4,972	16,239
Software revenue	209,343	173,746	409,762	340,504
Maintenance	131,834	140,949	264,312	283,319
Professional services	30,862	27,130	60,312	51,715
Maintenance and professional services revenue	162,696	168,079	324,624	335,034
Total revenues	$372,039	$341,825	$734,386	$675,538
Revenue by geographic location for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

North America	$255,585	$228,454	$498,932	$453,073
EMEA	77,728	74,287	156,483	146,731
Asia Pacific	30,658	31,136	63,074	58,623
Latin America	8,068	7,948	15,897	17,111
Total revenues	$372,039	$341,825	$734,386	$675,538

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

United States	$242,862	$217,847	$472,929	$431,383
Rest of the World	129,177	123,978	261,457	244,155
Total revenues	$372,039	$341,825	$734,386	$675,538

No foreign country represented 10% or more of the Company’s total revenue during the three and six months ended June 30, 2022 and 2021, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Costs to obtain a contract
Costs to obtain contracts consist of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the six months ended June 30, 2022 (in thousands):

Amount
Ending balance as of December 31, 2021	$177,460
Additions	26,253
Commissions amortized	(28,627)
Revaluation	(3,050)
Ending balance as of June 30, 2022	$172,036
Of the $172.0 million deferred commissions balance as of June 30, 2022, the Company expects to recognize approximately 32% as commission expense over the next 12 months, and the remainder thereafter. Deferred commissions are included in Prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets.
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

The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of June 30, 2022, a net unrealized loss of approximately $1.6 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of June 30, 2022, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $86.4 million and $83.9 million of Indian rupees as of June 30, 2022 and December 31, 2021, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Interest Rate Swaps

The Company has entered into various interest rate swap agreements to offset the variability of cash flows associated with the floating rate interest payments related to the Term Loan Facilities. See Note 6. Borrowings in the Notes to Condensed Consolidated Financial Statements of this Report for further discussion of the credit facilities. These swaps are designated as cash flow hedges of floating rate interest payments. As of June 30, 2022, the Company has two interest rate swaps outstanding with a total current notional amount of $1.3 billion, with fixed rate at 1.525%. All cash flows relating to swaps that are considered to have an other-than-insignificant financing component at the inception date are included in cash flows from financing activities in the condensed consolidated statement of cash flows. The interest rate swaps will mature by December 2022. We record any change in the fair value of the cash flow designated interest rate swaps in other comprehensive income (loss), until the hedged cash flow occurs, at which point any gain (loss) is reclassified into earnings. One of the two interest rate swaps was de-designated in November 2020. The other comprehensive loss at de-designation is amortized to interest expense over the original hedge period and future gains and losses on the de-designated swap is recognized as interest expense. A net unrealized gain of approximately $4.7 million and $4.1 million currently accumulated in other comprehensive income (loss) for the interest rate swaps as of June 30, 2022 and December 31, 2021, respectively, is expected to be reclassified into earnings within the next twelve months.
In March 2020, the Company restructured existing swap agreements by extending the hedging period to take advantage of lower interest rates and produce an immediate reduction in cash outflows. The restructured swaps are considered a hybrid instrument under ASC 815 due to the negative market value at designation: a borrowing and an embedded interest rate swap with a fair value of zero that has been designated as a cash flow hedge of interest expense on the Company’s outstanding LIBOR borrowings. The borrowing associated with the hybrid instruments had a balance of $3.3 million and $6.5 million as of June 30, 2022 and December 31, 2021, respectively and is recorded in Accrued Liabilities. The borrowing is being amortized to interest expense over its remaining term and the fair value of the embedded interest rate swap is recorded in other comprehensive income until recognized as interest expense at each settlement date.
Balance Sheet Hedges

Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $9.7 million and $9.4 million of Indian rupees at June 30, 2022 and December 31, 2021, respectively. There were no open foreign currency contracts to sell at June 30, 2022 and December 31, 2021, respectively.
The following table reflects the fair value amounts for designated and non-designated hedging instruments at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$—	$2,111	$1,405	$52
Interest Rate Swaps	7,938	—	—	1,992
Non-designated hedging instruments
Foreign currency forward contracts	—	173	204	—
Interest Rate Swaps	3,074	—	—	5,733
Total fair value of hedging instruments	$11,012	$2,284	$1,609	$7,777
_____________
(i)Included in prepaid expenses and other current assets, and other assets on the condensed consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(ii)Included in accrued liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of June 30, 2022 and December 31, 2021, there were no derivative assets or liabilities that were net settled under the master netting agreements.

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

The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Amount of gain (loss) recognized in other comprehensive loss(i)	$674	$(220)	$5,977	$175
Amount of gain related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income(ii)	$60	$1,121	$473	$2,173
Amount of loss related to interest rate swaps reclassified from accumulated other comprehensive loss into income as interest expense	$(722)	$(5,755)	$(2,671)	$(11,068)
_____________
(i)The before-tax loss of $(2,449) related to foreign exchange forward contracts and before-tax gain of $3,123 related to interest rate swaps were recognized in other comprehensive income (loss) during the three months ended June 30, 2022. The before-tax gain of $291 related to foreign exchange forward contracts and before-tax loss of $(511) related to interest rate swaps were recognized in other comprehensive income (loss) during the three months ended June 30, 2021.The before-tax loss of $(2,990) related to foreign exchange forward contracts and before-tax gain of $8,967 related to interest rate swaps were recognized in other comprehensive income (loss) during the six months ended June 30, 2022.The before-tax gain of $297 related to foreign exchange forward contracts and before-tax loss of $(122) related to interest rate swaps were recognized in other comprehensive income (loss) during the six months ended June 30, 2021.

(ii)For the three months ended June 30, 2022, the before-tax gains of $13 and $47 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the three months ended June 30, 2021, the before-tax gains of $214 and $907 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the six months ended June 30, 2022, the before-tax gain of $109 and $364 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the six months ended June 30, 2021, the before-tax gain of $413 and $1,760 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations.
The before-tax gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts and interest rate swaps for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gain (Loss) recognized in other income (expense), net (i)	$1,663	$(150)	$5,320	$(183)

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
_____________
(i)Gain (loss) recognized in other income (expense), net includes the debt component of restructured interest rate swap treated as a hybrid instrument.
See Note 4. Fair Value Measurements and Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements of this Report for a further discussion.

Note 9. Stockholders Equity and Equity Incentive Plan

Common and Preferred Stock
The Amended and Restated Certificate of Incorporation filed in October 2021 authorized the issuance of a total of 2,000,000,000 shares of Class A common stock, $0.01 par value per share, 200,000,000 shares of Class B-1 common stock, $0.01 par value per share, 200,000,000 shares of Class B-2 common stock, $0.00001 par value per share, and 200,000,000 shares of preferred stock, $0.01 par value per share. There was no preferred stock issued and outstanding as of June 30, 2022 and December 31, 2021.
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

In October 2021, the Company’s Compensation Committee adopted, and its stockholders, approved the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Code to our employees and any parent and subsidiary corporations' employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations' employees and consultants. As of June 30, 2022, a total of 46,770,130 shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Option Awards Activity
The following table summarizes the option award activity for the six months ended June 30, 2022 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2021	25,884	17,768	8,116	$16.53	7.36	$529,265
Exercised	(1,076)	(874)	(202)	$11.84
Forfeited or expired	(685)	(488)	(197)	$17.21
Outstanding at June 30, 2022	24,123	16,406	7,717	$16.72	6.96	$108,163

Restricted Stock Units ("RSUs") and Performance Stock Units (“PSUs”)

Beginning in the fourth quarter of 2021, after the completion of the IPO, the Company issued RSUs to employees and directors under the 2021 Plan. RSUs vest upon the satisfaction of a service-based vesting condition only. The service-based condition for the majority of these awards is generally satisfied pro-rata over two to four years.

In the first quarter of 2022, the Company issued PSUs to employees under the 2021 Plan. PSUs will vest subject upon the satisfaction of both an achievement of one or more performance conditions and a service-based vesting condition.

The following table summarizes RSU and PSU activity and related information during the six months ended June 30, 2022 under the 2021 Plan (in thousands, except share price):

	Number of RSUs			Weighted-Average Grant Date Fair Value
	Total	Service based	Performance- based
Unvested and outstanding as of December 31, 2021	7,570	7,570	—	$33.02
Granted	4,364	3,276	1,088	$21.83
Vested	(931)	(931)	—	$32.83
Forfeited	(492)	(488)	(4)	$31.67
Unvested and outstanding as of June 30, 2022	10,511	9,427	1,084	$28.45

Employee Stock Purchase Plan

In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. As of June 30, 2022, a total of 8,258,786 shares of the Company’s Class A common stock has been reserved for future issuance under the ESPP.

Under the ESPP, eligible employees are able to acquire shares of common stock by accumulating funds through payroll deductions. Offering periods are generally twelve months long and begin on March 1 and September 1 of each year. The purchase price for shares of our common stock purchased under the ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. The ESPP

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the first date of the offering period.
Summary of Assumptions
There were no option awards granted during the three and six months ended June 30, 2022.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering period beginning on March 1, 2022, using the Black-Scholes pricing model:

Three and Six Months Ended June 30,
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

Stock Compensation
The stock-based compensation (excluding deferred compensation) for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$5,242	$241	$9,817	$480
Research and development	10,022	1,034	19,421	1,804
Sales and marketing	9,983	1,013	17,572	1,870
General and administrative	9,311	1,020	17,023	1,731
Total stock-based compensation	$34,558	$3,308	$63,833	$5,885
As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested service-based options was $22.2 million and is expected to be recognized over the remaining weighted-average vesting period of 1.39 years.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested options with performance, market liquidity and service vesting conditions is $18.3 million and is expected to be recognized over the estimated weighted-average explicit or derived service period of 1.92 years, unless the market liquidity vesting criteria are achieved earlier.
As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested options with performance and service vesting conditions is $11.9 million and is expected to be recognized over the remaining weighted-average service period of 2.8 years.

As of June 30, 2022, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $278.5 million and is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

As of June 30, 2022, the total unrecognized stock-based compensation expense related to the ESPP was $11.0 million and is expected to be recognized over the remaining offering period.

Note 10. Income Taxes
The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax expense was $6.8 million on pretax losses of $23.7 million for the three months ended June 30, 2022 and $8.0 million on pretax losses of $25.7 million for the six months ended June 30, 2022, which resulted in a negative effective tax rate of 29% and 31%, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to foreign income inclusion under global intangible low-taxed income (“GILTI”), non-deductible stock-based compensation, and foreign withholding taxes.

The Company's income tax expense was $11.1 million on pretax losses of $23.2 million for the three months ended June 30, 2021 and $11.9 million on pretax losses of $24.4 million for the six months ended June 30, 2021, which resulted in a negative effective tax rate of 48% and 49%, respectively. The Company was a tax resident of Luxembourg for the three and six months ended June 30, 2021. The Company’s effective tax rate differs from the Luxembourg statutory rate of 25% primarily due to non-Luxembourg earnings taxed at different rates.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of June 30, 2022, the Company considered all available evidence both positive and negative, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the three months ended June 30, 2022, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for disallowed interest expense, foreign tax credit, the net California deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(30,506)	$(34,329)	$(33,692)	$(36,324)

Weighted-average shares in computing net loss per share[1]:
Basic	280,417	244,713	279,599	244,658
Diluted	280,417	244,713	279,599	244,658
Net loss per share attributable to Class A and Class B-1 common stockholders:
Basic	$(0.11)	$(0.14)	$(0.12)	$(0.15)
Diluted	$(0.11)	$(0.14)	$(0.12)	$(0.15)
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
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options outstanding	3,519	3,811	4,625	3,237
RSUs	92	—	72	—
PSUs	—	—	12	—
ESPP	—	—	27	—
Note 12. Commitments and Contingencies
Long-Term Purchase Obligations
As of June 30, 2022, the Company had long-term purchase obligations of approximately $67.7 million, primarily related to multi-year contracts for software as a service. These commitments total approximately $48.6 million, $18.3 million, and $0.8 million, over the next 1 year, 1-3 years, and 3-5 years, respectively.

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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2022 and December 31, 2021. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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
We generate revenues from the sale of software products and related maintenance and professional services. Substantially all of our software revenue consists of fees generated through the sale of our subscription-based products and related support agreements for our subscription products. We have grown our subscription revenue to $404.8 million and $324.3 million for the six months ended June 30, 2022 and 2021, respectively. Over this period, our subscription revenue as a percentage of total software revenue was 99% and 95% for the six months ended June 30, 2022 and 2021, respectively.
Our subscription products can be purchased individually as distinct product families or together as a tightly integrated platform to support complex data management needs and certain customer journeys. Our subscription products are sold through contracts primarily with a one-, two- or three-year term, with an average contract term slightly over two years as of June 30, 2022. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud-based subscription products on a ratable basis over the contract term. We generally recognize the majority of the revenue from our subscription-based on-premises licenses at the start of the contract term. The remaining portion of on-premises subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
We generate additional software revenue from the sale of perpetual licenses. Consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue has decreased substantially. The perpetual license revenue as a percentage of total software revenue was 1% and 5% for the six months ended June 30, 2022 and 2021, respectively.
Our maintenance and professional services revenues consist of recurring maintenance fees related to perpetual licenses and one-time professional services fees, respectively. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products. We recognized $324.6 million and $335.0 million during the six months ended June 30, 2022 and 2021, respectively.

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
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased one of our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting the purchase of our Data Quality and Data Governance families of products. We also market our cloud products to our large installed base of perpetual license customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain internal IT infrastructure to lower-cost elastic cloud architecture. In 2020, we also introduced a new consumption-based pricing model to provide customers greater flexibility regarding trial, use and consumption of a broad array of our cloud-based services. Our Subscription Net Retention Rate (“NRR”) was 113% and 116% for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, we had approximately 5,600 customers1 in a wide variety of industries located in approximately 100 countries and territories. Approximately 68% and 67% of our total revenues for the six months ended June 30, 2022 and 2021, respectively, were from our North America region, which we define as the United States and Canada.
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
Continued Adoption of our Subscription Products.    Our success will largely depend on customers’ continued uptake of our subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to subscription and cloud-based services, we believe demand for our platform and subscription-based products will increase. Total Subscription ARR was $896 million and $686 million as of June 30, 2022 and 2021, respectively, representing growth of 31%. At June 30, 2022, Subscription ARR represented 62% of total ARR. Cloud ARR (which is the total ARR derived from hosting products) represented 42% and 26% of Subscription ARR and total ARR, respectively, during that period. At June 30, 2021, Subscription ARR represented 55% of total ARR. Cloud ARR represented 38% and 21% of Subscription ARR and total ARR,
1 We compute the number of customers by assessing when we have a subscription contract or perpetual license maintenance contract sold to a unique entity. If we sell to several different divisions, segments or subsidiaries inside a company, we count each division, segment or subsidiary as a separate customer. If a customer has both a maintenance contract and a subscription contract, we count this as a single customer.

respectively. At June 30, 2022, our $896 million of Subscription ARR was comprised of $373 million in Cloud ARR, $133 million in PowerCenter-related product ARR and $390 million in ARR from non-PowerCenter self-managed products. Cloud ARR grew at a rate of 42% for the period ended June 30, 2022 compared to June 30, 2021. Many of our new subscription products were architected to be deployed in the cloud, and we intend to make the remainder of our subscription products available in the cloud to meet the demands of our customers. In addition, we assist our customers with migrations of their Informatica on-premises data integration and MDM installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended June 30, 2022, we have entered into agreements to migrate a total of approximately $13.0 million of maintenance ARR, which has converted into approximately $27 million in Cloud ARR. Our future growth will depend in part on our ability to develop new market-leading cloud products to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 54% of our subscription customers as of June 30, 2022 did not have a prior maintenance contract with us. In addition, our ability to attract new customers will depend in part on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using hand-coded, custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We have recently added a dedicated inside sales team to our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make investments in sales and marketing to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Subscription NRR, which was 113% and 116% for the six months ended June 30, 2022 and 2021, respectively. We increased the average Subscription ARR per subscription customer from June 30, 2021 to June 30, 2022, from $198 thousand to $243 thousand, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as June 30, 2022 and 2021, we had 175 and 116 customers individually with over $1 million in Subscription ARR each, respectively.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, for the six months ended June 30, 2022 and 2021, our subscription renewal rate2 was 94% and 93%, respectively, and our maintenance renewal rate3 was 95% and 94%, respectively. We intend to continue investing in our products and customer success organization to maintain these compelling retention rates.
Investment in Go-to-Market Efforts.    Our business and results of operations will also be significantly affected by our success in strengthening our relationships with strategic partners, including cloud hyperscalers, including AWS, Google Cloud Platform, Microsoft Azure, cloud partners such as Snowflake and Databricks, global system integrators, including Deloitte, Accenture and Cognizant, and value-added resellers and distributors. We believe further developing these key strategic relationships will help us scale and enhance co-
2 We compute the subscription renewal rate by assessing the value of annual subscription contracts that expire at the end of each period (denominator) and comparing this to the amount that we renew for that set of expiring contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a subscription contract, we count that amount as removed from the numerator in that period.

3 We compute the maintenance renewal rate by assessing the value of annual maintenance contracts for perpetual licenses that expire at the end of each period (denominator) and comparing this to the amount that we renew for that set of expiring contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a maintenance contract, we count that amount as removed from the numerator in that period. If a customer cancels a maintenance contract and migrates the underlying product to one of our cloud products, this loss of maintenance would be counted as a cancellation and reduce our maintenance renewal rate.

selling of our products and services with these partners. We plan to continue to strengthen and expand our network of strategic partners to increase sales to both new and existing customers and offer new and existing products on partner marketplaces. We believe that investing in sales enablement and co-selling efforts with our strategic partners will broaden our distribution footprint globally and extend and improve our engagement with a broad set of prospective customers.

Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including elevated inflation concerns, global supply chain concerns, rising interest rates, fluctuation in foreign exchange rates, geopolitical pressures, and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. For example, toward the end of the quarter ended June 30, 2022, we began to experience headwinds from the current macroeconomic environment as some existing customers delayed payments and prospective and existing customers applied elevated levels of scrutiny to purchasing decisions that adversely impacted the ability to close net new business. We continued to experience these headwinds in the first month of the quarter ending September 30, 2022, and we expect some or all of the global macroeconomic factors will continue to impact our operations.
Additionally, the COVID-19 pandemic has impacted worldwide economic activity and financial markets and significantly increased economic volatility and uncertainty. In 2021, the COVID-19 pandemic contributed to decreases in certain of our operating expenses, particularly in our travel and entertainment expenses and event spending. We expect these expenses to increase as the COVID-19 pandemic subsides but that they will remain lower than they were before the COVID-19 pandemic, as we expect certain sales and marketing efforts and events will be virtual going forward. The ongoing conditions caused by this pandemic have and could continue to impact our business.

Refer to the section titled “Risk Factors” for further discussion of the possible impact of the global macroeconomic factors on our business.
Key Business Metrics and Non-GAAP Financial Measure
We review a number of operating and financial metrics, including the following unaudited key business metrics and non-GAAP financial measure to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	June 30,
	2022	2021

	(in thousands, except percentages)
Total Annual Recurring Revenue	$1,436,826	$1,239,975
Maintenance Annual Recurring Revenue	$540,708	$553,950
Subscription Annual Recurring Revenue	$896,118	$686,025
Cloud Annual Recurring Revenue	$373,303	$263,558
Subscription Net Retention Rate	113%	116%

The following is our Non-GAAP financial measure for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Adjusted EBITDA (Non-GAAP)	$75,345	$85,916	$164,464	$175,268

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
GAAP net loss	$(30,506)	$(34,329)	$(33,692)	$(36,324)
Income tax expense	6,790	11,089	7,975	11,900
Interest income	(1,129)	(254)	(1,495)	(534)
Interest expense	16,560	36,384	29,385	72,183
Other (expense) income, net	(3,837)	1,546	(8,057)	(14,779)
Stock-based compensation	34,558	3,308	63,833	5,885
Amortization of intangibles	47,395	61,656	95,193	123,481
Equity compensation	45	56	128	(182)
Restructuring, acquisition and other charges	—	(205)	—	128
Sponsor-related costs	—	500	—	1,000
Depreciation	5,469	6,165	11,194	12,510
Adjusted EBITDA	$75,345	$85,916	$164,464	$175,268
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
Cost of Revenues
Cost of Software Revenues.    Our cost of software revenues is a combination of costs of subscription revenues and perpetual licenses. Cost of subscription revenues consists primarily of fees paid to third-party vendors for hosting services related to our subscription services, internal personnel-related expenses to operate and secure our hosting infrastructure, and royalties paid to postal authorities for address data and other vendors that provide content for our data-as-a-service offerings. In addition, these expenses include costs which are personnel-related expenses from our IT, Facilities and Procurement functions and expenses related to occupancy and enterprise systems allocated based on headcount (Shared Costs). Cost of perpetual license revenues consists primarily of software royalties payable to third parties.
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
Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest expense, interest income earned on our cash, cash equivalents, short-term investments, mark-to-market gains and losses on interest rate swaps, unrealized foreign exchange gain and loss on monetary assets and liabilities, foreign exchange transaction gains and losses and rental income.
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

Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Subscriptions	$207,043	$166,723	$404,790	$324,265
Perpetual license	2,300	7,023	4,972	16,239
Software revenue	209,343	173,746	409,762	340,504
Maintenance and professional services	162,696	168,079	324,624	335,034
Total revenues	372,039	341,825	734,386	675,538
Cost of revenues:
Subscriptions	25,177	18,758	49,881	37,067
Perpetual license	176	1,160	329	2,187
Software costs	25,353	19,918	50,210	39,254
Maintenance and professional services	52,120	40,788	101,925	80,282
Amortization of acquired technology	8,936	18,496	18,073	37,095
Total cost of revenues	86,409	79,202	170,208	156,631
Gross profit	285,630	262,623	564,178	518,907
Operating expenses:
Research and development	84,064	63,927	159,187	123,831
Sales and marketing	143,597	112,412	272,549	220,938
General and administrative	31,632	28,688	61,206	55,306
Amortization of intangible assets	38,459	43,160	77,120	86,386
Total operating expenses	297,752	248,187	570,062	486,461
(Loss) income from operations	(12,122)	14,436	(5,884)	32,446
Interest income	1,129	254	1,495	534
Interest expense	(16,560)	(36,384)	(29,385)	(72,183)
Other income (expense), net	3,837	(1,546)	8,057	14,779
Loss before income taxes	(23,716)	(23,240)	(25,717)	(24,424)
Income tax expense	6,790	11,089	7,975	11,900
Net loss	$(30,506)	$(34,329)	$(33,692)	$(36,324)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Subscriptions	56%	49%	55%	48%
Perpetual license	1	2	1	2
Software revenue	56	51	56	50
Maintenance and professional services	44	49	44	50
Total revenues	100	100	100	100
Cost of revenues:
Subscriptions	7	5	7	5
Perpetual license	—	—	—	—
Software costs	7	6	7	6
Maintenance and professional services	14	11	14	12
Amortization of acquired technology	2	5	2	5
Total cost of revenues	23	23	23	23
Gross profit	77	77	77	77
Operating expenses:		—
Research and development	23	19	22	18
Sales and marketing	39	33	37	33
General and administrative	9	8	8	8
Amortization of intangible assets	10	13	11	13
Total operating expenses	80	73	78	72
(Loss) income from operations	(3)	4	(1)	5
Interest income	—	—	—	—
Interest expense	(4)	(11)	(4)	(11)
Other income (expense), net	1	—	1	2
Loss before income taxes	(6)	(7)	(4)	(4)
Income tax expense	2	3	1	2
Net loss	(8)	(10)	(5)	(5)
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Subscriptions	$207,043	$166,723	24%	$404,790	$324,265	25%
Perpetual license	2,300	7,023	(67)%	4,972	16,239	(69)%
Total software revenues	209,343	173,746	20%	409,762	340,504	20%
Maintenance	131,834	140,949	(6)%	264,312	283,319	(7)%
Professional services	30,862	27,130	14%	60,312	51,715	17%
Total maintenance and professional services revenues	162,696	168,079	(3)%	324,624	335,034	(3)%
Total revenues	$372,039	$341,825	9%	$734,386	$675,538	9%

Total revenues increased by 9% to $372.0 million during the three months ended June 30, 2022 compared to $341.8 million for the three months ended June 30, 2021, primarily due to a 20% increase in software revenues, which represent 56% of total revenues, partially offset by an unfavorable foreign currency impact.
Total revenues increased by 9% to $734.4 million during the six months ended June 30, 2022 compared to $675.5 million for the six months ended June 30, 2021, primarily due to a 20% increase in software revenues, which represent 55% of total revenues, partially offset by an unfavorable foreign currency impact.
Software Revenues

Our subscription revenues increased to $207.0 million (or 56% of total revenues) for the three months ended June 30, 2022 compared to $166.7 million (or 49% of total revenues) for the three months ended June 30, 2021. The increase of $40.3 million (or 24%) in subscription revenues for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to an increase in our subscription customers and continued expansion within existing customers.

Our subscription revenues increased to $404.8 million (or 55% of total revenues) for the six months ended June 30, 2022 compared to $324.3 million (or 48% of total revenues) for the six months ended June 30, 2021. The increase of $80.5 million (or 25%) in subscription revenues for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to an increase in our subscription customers and continued expansion within existing customers.

We expect the mix of subscription revenues as compared to total software revenues to continue to increase from prior year levels due to our prioritization of subscription revenues, growing installed customer base, a large number of multi-year subscription sales, and an anticipated increase in demand for subscription offerings.

Our perpetual license revenues decreased to $2.3 million (or 1% of total revenues) for the three months ended June 30, 2022 from $7.0 million (or 2% of total revenues) for the three months ended June 30, 2021. The decrease in perpetual license revenues of $4.7 million (or 67%) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to a decrease in number of transactions and average transaction price of our software under perpetual licenses as we have focused our sales efforts on our subscription offerings and expanding our cloud revenues.

Our perpetual license revenues decreased to $5.0 million (or 1% of total revenues) for the six months ended June 30, 2022 from $16.2 million (or 2% of total revenues) for the six months ended June 30, 2021. The decrease in perpetual license revenues of $11.3 million (or 69%) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to a decrease in number of transactions and average transaction price of our software under perpetual licenses as we have focused our sales efforts on our subscription offerings and expanding our cloud revenues.

We expect perpetual license revenues and the mix of perpetual license revenues as compared to total software revenues to continue to remain immaterial in future periods.

Maintenance and Professional Services Revenues
Maintenance revenues decreased to $131.8 million (or 35% of total revenues) for the three months ended June 30, 2022 from $140.9 million (or 41% of total revenues) for the three months ended June 30, 2021. Maintenance revenues decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to non-renewals, declining sales of perpetual licenses and an unfavorable foreign currency impact offset by maintenance on new perpetual license sales and uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the continued lower expected sales of new perpetual licenses as we sell a greater mix of new cloud and other subscription-based offerings.
Maintenance revenues decreased to $264.3 million (or 36% of total revenues) for the six months ended June 30, 2022 from $283.3 million (or 42% of total revenues) for the six months ended June 30, 2021. Maintenance revenues decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to non-renewals, declining sales of perpetual licenses and an unfavorable foreign currency impact offset by maintenance on new perpetual license sales and uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the continued lower expected sales of new perpetual licenses as we sell a greater mix of new cloud and other subscription-based offerings.
Professional services revenues increased to $30.9 million (or 8% of total revenues) for the three months ended June 30, 2022 compared to $27.1 million (or 8% of total revenues) for the three months ended June 30, 2021. The increase of $3.7 million (or 14%) in professional services revenues for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily driven by the increase in the demand for our consulting offerings.
Professional services revenues increased to $60.3 million (or 8% of total revenues) for the six months ended June 30, 2022 compared to $51.7 million (or 8% of total revenues) for the six months ended June 30, 2021. The increase of $8.6 million (or 17%) in professional services revenues for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by the increase in the demand for our consulting and education offerings.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Cost of software revenues	$25,353	$19,918	27%	$50,210	$39,254	28%
Cost of maintenance and professional service revenues	52,120	40,788	28%	101,925	80,282	27%
Amortization of acquired technology	8,936	18,496	(52)%	18,073	37,095	(51)%
Total cost of revenues	$86,409	$79,202	9%	$170,208	$156,631	9%
Cost of software revenues, as a percentage of software revenues	12%	11%		12%	12%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	32%	24%		31%	24%
Cost of Software Revenues
Cost of software revenues increased to $25.3 million (or 12% of software revenues) for the three months ended June 30, 2022 compared to $19.9 million (or 11% of software revenues) for the three months ended June 30, 2021. The increase of $5.4 million (or 27%) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a $3.4 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $1.0 million increase in personnel-related expenses, and a $1.0 million increase in royalties paid to vendors.
Cost of software revenues increased to $50.2 million (or 12% of software revenues) for the six months ended June 30, 2022 compared to $39.3 million (or 12% of software revenues) for the six months ended June 30, 2021. The increase of $11.0 million (or 28%) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a $5.8 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $3.6 million increase in personnel-related expenses to operate and secure our hosting infrastructure, and a $1.6 million increase in royalties paid to vendors.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues increased to $52.1 million (or 32% of maintenance and professional services revenues) during the three months ended June 30, 2022 compared to $40.8 million (or 24% of maintenance and professional services revenues) during the three months ended June 30, 2021. The increase of $11.3 million (or 28%) during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to $7.8 million increase in personnel-related expenses

(including stock-based compensation of $5.0 million) mainly driven by an increase in headcount and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $2.9 million increase in subcontractor costs, and a $0.6 million increase in other expenses.
Cost of maintenance and professional services revenues increased to $101.9 million (or 31% of maintenance and professional services revenues) during the six months ended June 30, 2022 compared to $80.3 million (or 24% of maintenance and professional services revenues) during the six months ended June 30, 2021. The increase of $21.6 million (or 27%) during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a $16.3 million increase in personnel-related expenses (including stock-based compensation of $9.3 million) mainly driven by an increase in headcount and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $4.2 million increase in subcontractor costs, and a $1.9 million increase in Shared Costs, offset by a $0.8 million decrease in other expenses.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $8.9 million (or 2% of total revenues) for the three months ended June 30, 2022 from $18.5 million (or 5% of total revenues) for the three months ended June 30, 2021.
The decrease of $9.5 million (or 52%) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as some components of the technology become fully amortized.
Amortization of acquired technology decreased to $18.1 million (or 2% of total revenues) for the six months ended June 30, 2022 from $37.1 million (or 5% of total revenues) for the six months ended June 30, 2021.
The decrease of $19.1 million (or 51%) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as some components of the technology become fully amortized.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Research and development	$84,064	$63,927	31%	$159,187	$123,831	29%
Research and development expenses increased to $84.1 million (or 23% of total revenues) for the three months ended June 30, 2022 compared to $63.9 million (or 19% of total revenues) for the three months ended June 30, 2021. The increase of $20.1 million (or 31%) during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a $17.0 million increase in salaries and other personnel-related expenses (including stock-based compensation of $9.0 million) mainly driven by an increase in headcount, retention bonuses, and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $1.0 million increase in Shared Costs, a $1.0 million increase in cloud hosting charges, a $0.9 million increase in travel expense due to pandemic-related travel restrictions being lifted, and a $0.2 million increase in other expenses.

Research and development expenses increased to $159.2 million (or 22% of total revenues) for the six months ended June 30, 2022 compared to $123.8 million (or 18% of total revenues) for the six months ended June 30, 2021. The increase of $35.4 million (or 29%) during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a $31.5 million increase in salaries and other personnel-related expenses (including stock-based compensation of $17.6 million) mainly driven by an increase in headcount, retention bonuses, and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $3.0 million increase in Shared Costs, and a $0.9 million increase in travel expense due to pandemic-related travel restrictions being lifted.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Sales and marketing	$143,597	$112,412	28%	$272,549	$220,938	23%
Sales and marketing expenses increased to $143.6 million (or 39% of total revenues) during the three months ended June 30, 2022 compared to $112.5 million (or 33% of total revenues) during the three months ended June 30, 2021. The increase of $31.2 million (or 28%) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to $19.5 million increase in personnel-related expenses (including stock-based compensation of $9.0 million) mainly driven by an increase in headcount, commissions expense and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $7.6 million increase in marketing related expenses, a $2.3 million increase in travel expense due to pandemic-related travel restrictions being lifted for in-person events, such as Informatica World 2022, a $1.1 million increase in Shared Costs and a $0.7 million increase in software expense.
Sales and marketing expenses increased to $272.5 million (or 37% of total revenues) during the six months ended June 30, 2022 compared to $220.9 million (or 33% of total revenues) during the six months ended June 30, 2021. The increase of $51.6 million (or 23%) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a $35.8 million increase in personnel-related expenses (including stock-based compensation of $15.7 million) mainly driven by an increase in headcount and commissions expense, and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $9.4 million increase in marketing related expenses, a $3.4 million increase in travel expense due to pandemic-related travel restrictions being lifted for in-person events, such as Informatica World 2022, and a $3.0 million increase in Shared Costs.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
General and administrative	$31,632	$28,688	10%	$61,206	$55,306	11%

General and administrative expenses increased to $31.6 million (or 9% of total revenues) during the three months ended June 30, 2022 compared to $28.7 million (or 8% of total revenues) during the three months ended June 30, 2021. The increase of $2.9 million (or 10%) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a $9.6 million increase in personnel-related expenses (including stock-based compensation of $8.3 million) mainly driven by an increase in headcount and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, partially offset by a $6.7 million decrease in consulting expense due to substantial costs incurred to optimize our “go-to-market” efforts during 2021.

General and administrative expenses increased to $61.2 million (or 8% of total revenues) during the six months ended June 30, 2022 compared to $55.3 million (or 8% of total revenues) during the six months ended June 30, 2021. The increase of $5.9 million (or 11%) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a $18.0 million increase in personnel-related expenses (including stock-based compensation of $15.3 million) mainly driven by higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, partially offset by a $11.4 million decrease in consulting expense due to substantial costs incurred to optimize our “go-to-market” efforts during 2021 and a $0.7 decrease in other expenses.
Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets, acquisition and other charges (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Amortization of intangible assets	$38,459	$43,160	(11)%	$77,120	$86,386	(11)%
Amortization of intangible assets decreased to $38.5 million (or 10% of revenues) during the three months ended June 30, 2022 compared to $43.2 million (or 13% of revenues) during the three months ended June 30, 2021. The decrease of $4.7 million (or 11%) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
Amortization of intangible assets decreased to $77.1 million (or 11% of revenues) during the six months ended June 30, 2022 compared to $86.4 million (or 13% of revenues) during the six months ended June 30, 2021. The decrease of $9.3 million (or 11%) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Interest income	$1,129	$254	344%	$1,495	$534	180%
Interest expense	(16,560)	(36,384)	(54)%	(29,385)	(72,183)	(59)%
Other income (expense), net	3,837	(1,546)	(348)%	8,057	14,779	(45)%
Interest and other expense, net	$(11,594)	$(37,676)	(69)%	$(19,833)	$(56,870)	(65)%
The decrease in interest and other expense, net, of $26.1 million (or 69%) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to a $12.8 million decrease in interest expense primarily due to a decrease in the debt balance associated with the debt repayment and a $7.0 million decrease in interest expense on interest rate swaps, as defined in Note 8. Derivative Financial Instrument, a $5.4 million increase in foreign exchange gains, net, and a $0.9 million increase in other interest income.
The decrease in interest and other expense, net, of $37.0 million (or 65%) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to a $28.7 million decrease in interest expense primarily due to a decrease in the debt balance associated with the debt repayment and a $14.1 million decrease in interest expense on interest rate swaps, as defined in Note 8. Derivative Financial Instruments. These increases were partially offset by a $5.8 million decrease in revaluation gains on the euro term loans resulting from the debt repayment of the euro term loans in October 2021.

Income Tax Expense
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Income tax expense	$6,790	$11,089	(39)%	$7,975	$11,900	(33)%
Effective tax rate	(29)%	(48)%		(31)%	(49)%
Our income tax expense was $6.8 million and $11.1 million for the three months ended June 30, 2022 and 2021. Our income tax expense was $8.0 million and $11.9 million for the six months ended June 30, 2022 and 2021. The tax expense recorded in the current period compared to the tax expense recorded in the prior year comparable period was primarily due to foreign income inclusion under global intangible low-taxed income (“GILTI”), non-deductible stock-based compensation, and foreign withholding taxes.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of June 30, 2022, the Company considered all available evidence both positive and negative, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the six months ended June 30, 2022, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for disallowed interest expense, foreign tax credit, the net California deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.
Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of June 30, 2022 and December 31, 2021, respectively, we had $582.3 million and $498.1 million in available cash, cash equivalents, restricted cash, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits and highly liquid money market funds. As of June 30, 2022 and December 31, 2021, we did not hold any marketable securities. We believe that our existing cash and cash equivalents, cash flows generated by operations and the Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
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

Our primary sources of cash are from cash and cash equivalents, short-term investments, the collection of accounts receivable from our customers and the Revolving Facility. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, facilities and related costs, servicing our borrowings, and debt principal payments. We have also used cash to purchase property and equipment and to acquire businesses and technologies to expand our product offerings. We expect to use most of our available cash to service our borrowings, to the extent not used for working capital needs.
Approximately a fifth of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash provided by operating activities	$86,088	$104,449
Cash (used in) investing activities	(2,367)	(8,103)
Cash provided by (used in) financing activities	12,187	(32,624)
Operating Activities:    Cash provided by operating activities for the six months ended June 30, 2022 was $86.1 million. Our net loss for the six months ended June 30, 2022 was $33.7 million, adjusted for non-cash charges, primarily consisting of $108.4 million of depreciation and amortization, $63.8 million of stock-based compensation expense and $8.7 million of non-cash operating lease cost which was partially offset by $57.3 million of deferred income taxes. Additional uses of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $140.2 million decrease in accounts receivable due to the timing of collections, a $14.9 million increase in income tax payable due to the timing of tax payments, and a $3.7 million decrease in prepaid expenses and assets associated with the growth in our operations. This was partially offset mainly by a $110.1 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations and a $52.5 million decrease in contract liabilities. Our “days sales outstanding” in accounts receivable increased to 71 days during the six months ended June 30, 2022 from 69 days during the six months ended June 30, 2021.

Cash provided by operating activities for the six months ended June 30, 2021 was $104.4 million. Our net loss for the six months ended June 30, 2021 was $36.3 million, adjusted for non-cash charges, primarily consisting of $138.9 million of depreciation and amortization, $7.3 million of non-cash operating lease cost and $5.9 million of stock-based compensation expense, which was partially offset by $43.2 million of deferred income taxes, $18.5 million of unrealized gain on remeasurement of our euro debt and $0.1 million gain on sale of investment in equity interest. Additional uses of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $145.4 million decrease in accounts receivable due to the timing of collections and a $15.9 million increase in income tax payable due to the timing of tax payments, partially offset by a $62.8 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations, a $34.9 million decrease in contract liabilities, and a $13.2 million increase in prepaid expenses and assets associated with the growth in our operations. Our “days sales outstanding” in accounts receivable decreased to 69 days during the six months ended June 30, 2021 from 72 days during the six months ended June 30, 2020.
Investing Activities:    Net cash used by investing activities for the six months ended June 30, 2022 was $2.4 million primarily due to a cash outflow consisting of $48.7 million in purchases of investments and $1.0 million for purchases of property and equipment, partially offset by $47.3 million in maturities of investments.

Net cash used in investing activities for the six months ended June 30, 2021 was $8.1 million primarily due to a cash outflow consisting of $35.4 million in purchases of investments and $1.3 million for purchases of property and equipment, partially offset by $28.5 million in maturities of investments and $0.1 million in sales of investments in equity interest.
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
Financing Activities: Net cash provided by financing activities for the six months ended June 30, 2022 was $12.2 million primarily due to $13.6 million proceeds from issuance of common stock under the ESPP and $12.5 million in proceeds from the issuance of shares. These cash inflows were partially offset by $7.1 million of net activity from derivatives with an other-than-insignificant financing element, $4.7 million payment of debt and $2.1 million payment of offering costs.

Net cash used in financing activities for the six months ended June 30, 2021 was $32.6 million driven by $11.9 million payment of debt, $9.3 million of net activity from derivatives with an other-than-insignificant financing element, $9.0 million payment of contingent consideration, $5.4 million payments for share repurchases and $1.0 million payments for taxes related to net share settlement of equity awards. These cash outflows were partially offset by $4.0 million in proceeds from the issuance of shares.
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
As of June 30, 2022, a total of approximately $1.8 billion was outstanding under the Term Facility. As of June 30, 2022, we have also utilized $1.7 million of letters of credit under the Revolving Facility. See Note 6. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.

The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all revolving loans, swingline loans and letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. Accrued interest on the Term Facilities is payable quarterly in arrears with respect to base rate loans, at the end of each interest rate period (or at each 3-month interval in the case of loans with interest periods greater than 3 months) with respect to LIBOR loans, the date of any repayment or prepayment, and at maturity (whether by acceleration or otherwise).
The Credit Agreements contain certain customary affirmative and negative covenants. As of June 30, 2022, we were in compliance with all such covenants.

Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the six months ended June 30, 2022 from the contractual and lease obligations disclosed in our Annual Report on form 10-K.
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
Our investment objective is to conserve capital and maintain liquidity to support our operations; therefore, we generally invest in highly liquid securities, consisting primarily of bank deposits, money market funds, and time deposits. Such fixed and floating interest-earning instruments carry a degree of interest rate risk. Fixed income securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due to the short-term nature of our investment portfolio, we do not believe a hypothetical quarter point increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in interest rates.
As of June 30, 2022, we had long-term debt outstanding with a carrying value of $1.85 billion. A hypothetical interest rate change of each quarter point would have increased or decreased interest expense, excluding the effects of any interest rate swap agreement, by approximately $5.0 million a year. See Note 6. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.
In order to reduce the financial impact of increases in interest rates, as of June 30, 2022, we entered into two interest rate swaps for a total notional amount of $1.3 billion, with fixed rate of 1.525%. The interest rate swaps will mature by December 2022.
In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out One-month LIBOR for existing contracts by June 30, 2023. The expected discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense.
Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. To date, we have cash flow hedges for our Indian Rupee expense exposure. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had approximately a $6.8 million impact to our three months ended June 30, 2022 results of operations.
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
As of June 30, 2022, our remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $86.4 million of Indian rupees as of June 30, 2022.
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
•Our business and revenue have been adversely affected and could in the future be adversely affected by macroeconomic factors in the global economy, including those related to inflationary pressures, geopolitical disruptions, and the COVID-19 pandemic.
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
•our failure to meet sales targets for net new subscription business including our cloud offerings;
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

We expect to derive a significant portion of our subscription ARR from our existing subscription customer base. As of June 30, 2022, approximately 95% of our total subscription ARR was generated from existing subscription customers. As a result, achieving a high renewal rate of our subscriptions is critical to our business. Our customers typically have no contractual obligation to renew their subscriptions after the completion of their then current subscription term, which is typically one to three years, and certain of our customers have a right to terminate during the subscription term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our platform or our customer support, our products’ inability to integrate with new and changing technologies, the perception of frequent or severe subscription outages, delays or lags in our product uptime or latency, and a mismatch in the pricing of our products and competing offerings.

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
We have experienced rapid subscription revenue growth in recent periods. We recognized subscription revenues of $404.8 million and $324.3 million, representing 99% and 95% of total software revenue during the six months ended June 30, 2022 and 2021, respectively. The year-over-year growth rates for subscription revenue were 24.8% and 24.9% during the six months ended June 30, 2022 and 2021, respectively, on the basis of year-over-year additions of $80.5 million and $64.7 million in subscription revenue for those same periods. As we increase our total subscription revenue in any given period, it requires higher year-over-year increases in the absolute value of new subscription revenue to maintain the same percentage growth rate. As a result, our current subscription revenue growth rates may not be indicative of our future subscription revenue growth rates, they may be adversely impacted by foreign exchange rates, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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
We make significant efforts to maintain the security and integrity of our product source code and the computer systems that are used to develop and host our products. However, the threats to computer systems, networks and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” ransomware attacks, malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network, and the information they store and process. These risks and threats are heightened by many of our employees and service providers working remotely. Additionally, cybersecurity researchers have observed increased cyberattack activity, and warned of heightened risks of cybersecurity attacks, in connection with the military conflict between Russia and Ukraine. During the second half of fiscal 2022, we plan to wind down operations in a small (29 person) engineering office in Kazan, Russia. Although we have operational and technical controls in place for this office, this reduction in operations could increase these risks and threats. Despite significant efforts to create technical and operational security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Like all software products, our software is vulnerable to such incidents. The impact of such an incident could disrupt the proper functioning of our products, create a service outage for our cloud services, cause errors in the output of our customers’ work, allow unauthorized access to, or use, disclosure, loss, acquisition, modification, unavailability, destruction or other processing of, sensitive, proprietary or confidential information of ours or our customers, and cause other destructive outcomes. In December 2021, we became aware of security vulnerabilities associated with Apache Log4j, which we use in certain enterprise and customer-facing Java applications. Although no customer or Informatica proprietary data were impacted, our security, development and customer success personnel invested unplanned time and resources in investigation, patching, documentation, and customer communications. Any actual or perceived cybersecurity attack or security breach or incident could delay or interrupt service to our customers and may deter customers from using our products and services. If any actual or perceived cybersecurity attack or security breach or incident affecting us or our products or services were to occur, our reputation may suffer, customers may stop buying our products and services, we could face claims, lawsuits and other proceedings by governmental and private actors, could face fines and other potential liability, and could find it necessary or appropriate to expend significant capital and other resources to alleviate problems caused by the cybersecurity attack or security breach or incident, and our business, results of operations and financial condition could be negatively affected. We and our service providers may face difficulties or delays in identifying, remediating and otherwise responding to any cybersecurity attack or other security breach or incident.

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

Our business and revenue have been adversely affected and could in the future be adversely affected by global macroeconomic factors, including those related to inflationary pressures, geopolitical disruptions, and the COVID-19 pandemic.
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to inflationary pressures, geopolitical disruptions, and the ongoing COVID-19 pandemic, have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
Additionally, the COVID-19 pandemic may continue to directly or indirectly impact our business, results of operations, and financial condition as a result of governmental restrictions and other measures to mitigate the spread of COVID-19. Our customers have experienced, and may continue to experience, disruptions in their operations, which have resulted in delayed, reduced, or canceled orders and requests for renegotiation or extended payment terms. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. Further, the COVID-19 pandemic may continue to impact our operations outside the United States even if local containment efforts are successful. For example, we have a significant number of research and development, customer support and general and administrative personnel located in India, which continues to be impacted by the pandemic.
The full extent of the impact of current macroeconomic factors, including those related to inflationary pressures, geopolitical disruptions, and the COVID-19 pandemic, on the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control. To the extent these factors adversely affect the Company’s business, results of operations, and financial condition, this may also have the effect of heightening many of the other risks described in this section.
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
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription base licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally purchased as perpetual licenses, to our new cloud-based data integration offerings. As part of these migration transactions, we offer our customers credits on their maintenance bills and a level of professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 2% of that installed base maintenance revenue to our cloud solution. These migration projects are time consuming and require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our maintenance installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.
If our existing customers terminate or do not renew their maintenance contracts, it could have an adverse effect on our business and results of operations.
During the six months ended June 30, 2022, we had $264.3 million of maintenance revenue, which was 36% of our total revenue of $734.4 million. During the six months ended June 30, 2021, we had $283.3 million of maintenance revenue, which was 42% of our total revenue of $675.5 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then-current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from on-premises licenses in favor of cloud-native products, customers’ lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $159.2 million and $123.8 million of research and development expense during the six months ended June 30, 2022 and 2021, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and aggressively investing in our go-to-market strategies for our newer products.
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
We have also continued to make investments in our sales specialists and domain experts and to implement strategic changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. For example, in 2020, we shifted our go-to-market strategy within certain countries in APAC and Europe, reducing our direct sales headcount to align with local channel partners for distribution. As a result of our international expansion and these changes, as well as the increase in our direct sales headcount in the United States, we have invested heavily in our sales and marketing functions. We recognized $272.5 million and $220.9 million of sales and marketing expense during the six months ended June 30, 2022 and 2021, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty, inflationary pressures, geopolitical disruptions, and other challenging global economic conditions, such as those experienced due to the ongoing COVID-19 pandemic, have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the size of transactions, and lengthen our sales cycle. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data management initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. In addition, the purchase of our products may be delayed, or our sales cycle may become more complex, due to potential conflicts in our sales channels and sales processes if we increasingly sell our subscription-based offerings together with our perpetual license-based products or to accounts that have pre-existing perpetual license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to twelve months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of our products, including:
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
The sales prices for our subscription offerings and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of subscription offerings, on-premises offerings and professional services and their respective margins, anticipation of the introduction of new subscription offerings or professional services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. Recent fluctuations in foreign currency exchange rates have negatively affected, and are likely to continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $10 million and $18 million in the three and six months ended June 30, 2022, respectively. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the three months and six months ended June 30, 2022 using the prior year’s monthly exchange rates. We cannot guarantee that we will be successful in developing and introducing new subscription offerings with enhanced functionality on a timely basis, or that any such new subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
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
We have incurred net losses since we were taken private in a 2015 transaction led by our Sponsors (the “2015 Privatization Transaction”) as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $95.2 million and $123.5 million during the six months ended June 30, 2022 and 2021, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $29.4 million and $72.2 million during the six months ended June 30, 2022 and 2021, respectively. As a result, we incurred net losses of $33.7 million and $36.3 million during the six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of $1,163.2 million as of June 30, 2022. In addition, we anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
Our ability to increase sales of our offerings is highly dependent on the quality of our products and customer support, and our failure to offer high quality products and support would have an adverse effect on our business, reputation and results of operations.
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
Additionally, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings, will be adversely affected. Our failure to provide and maintain high-quality products and support services would have an adverse effect on our business, financial condition, and results of operations.
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
•information security breaches;
•general economic, industry and market conditions, including inflationary pressures and any geopolitical disruptions or economic responses and counter-responses or otherwise by various global actors, including the military conflict between Russia and Ukraine;
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations, including the EU General Data Protection Regulation (GDPR) and the California Consumer Protection Act (CCPA), and are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the EEA and Switzerland to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the EEA and Switzerland, in particular as a result of continued legal and legislative activity within the EEA that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data. For example, in July 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework, which provided a mechanism for the transfer of data from EU member states to the United States, on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. We certified compliance with the Privacy-Shield Framework and Principles and relied, in part, on EU-U.S. Privacy-Shield as one of the mechanisms for transferring data to the United States. The CJEU also advised that Standard Contractual Clauses approved by the European Commission (SCCs),another transfer mechanism, were not alone sufficient to protect data transferred to the United States. The use of SCCs for the transfer of personal information to the United States also remains under review by a number of European data protection supervisory authorities, and must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Guidance and decisions from European supervisory authorities may continue to call into question the legality of certain transfers and/or impose conditions on certain transfers that may be difficult for Informatica to meet or may be disruptive or costly to our operations.

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

Additionally, Brexit has created additional uncertainty with regard to the regulation of data protection in the United Kingdom (UK). Personal data processing in the UK is now governed by the UK General Data Protection Regulation and other domestic data protection laws, such as the UK Data Protection Act of 2018, which provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of worldwide revenues. Although the European Commission adopted an adequacy decision for the UK in June 2021 that allows for the continued flow of personal data from the EU to the UK, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption. In February 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses (UK SCCs) to support personal data transfers out of the United Kingdom, that became effective in March 2022. These and other developments with respect to data protection could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. We cannot fully predict how UK data protection laws or regulations may develop in the medium to longer term or how the EU will treat the UK with respect to data protection issues, including those relating to data transfers to and from the UK. We may incur liabilities, expenses, costs and other operational losses relating to UK data protection laws, including in connection with any measures we take to comply with them, and we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices with respect to the UK.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act and state laws relating to privacy and data security, including the CCPA, which, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA became effective on January 1, 2020 and has been amended on multiple occasions. Moreover, the California Privacy Rights Act (CPRA), was approved by California voters in November 2020. Most obligations of the CPRA relating to consumer data take effect beginning January 1, 2023. The CCPA and CPRA require covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. Other states have also enacted or proposed similar data privacy laws. For example, in 2021, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. In 2022, Utah passed its Utah Consumer Privacy Act, and Connecticut passed an Act Concerning Personal Data Privacy and Online Monitoring. These new statutes in Virginia, Colorado, Utah, and Connecticut differ from the CPRA and become effective in 2023. Additionally, the U.S. federal government is contemplating privacy legislation, The effects of the CCPA, CPRA, and other privacy laws in the United States are significant and have required, and may require, us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. This legislation and other proposed laws at the state and federal level in the United States, could create the potential for a patchwork of overlapping but different laws, result in further uncertainty, require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.

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
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard (PCI DSS), which relates to the processing of payment card information. In the event we are required to comply with the PCI DSS but fail to do so, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws, regulations, and other obligations concerning privacy, data protection and information security, which could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our offerings, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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
Our software is subject to U.S. export control laws and regulations including the Export Administration Regulations (EAR), and trade and economic sanctions maintained by the Office of Foreign Assets Control (OFAC). As such, an export license may be required to export or reexport our products to certain countries, end-

users and end-uses. Because we incorporate encryption functionality into our products, we also are subject to certain U.S. export control laws that apply to encryption items. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties. These risks are heightened in the case of rapidly evolving world events in Ukraine and Eastern Europe, as the United States, other countries and global coalitions have issued numerous sanctions and revisions to export control regulations and sanctions against Russia, Belarus and other regions in quick succession and with very short time periods with which to fully comply.
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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 32% and 33% of our revenue from outside our North American region during the six months ended June 30, 2022 and 2021, respectively. Our international operations are subject to numerous risks, including:
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates have negatively affected, and are likely to continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $10 million and $18 million in the three and six months ended June 30, 2022, respectively. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the three months and six months ended June 30, 2022 using the prior year’s monthly exchange rates. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and income. In particular, these unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,500 employees as of June 30, 2022.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% or less of our revenue for each of the past three fiscal years as well as for the six months ended June 30, 2022, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.

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
We have a significant amount of indebtedness. As of June 30, 2022, our total outstanding indebtedness was approximately $1.87 billion. Subject to the limits contained in the credit agreement that governs our credit facilities (the “Credit Facilities”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the six months ended June 30, 2022, our cash flows dedicated for debt service requirements totaled $35.2 million, which includes principal payments of $4.7 million and interest payments of $30.5 million. For the six months ended June 30, 2022, our net cash provided by operating activities was $86.1 million, which includes interest paid of $30.5 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $116.6 million. For the six months ended June 30, 2022, approximately 30% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreement that governs the Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of June 30, 2022, our Revolving Credit Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.7 million utilized under the Revolving Credit Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. During 2022, the U.S. Federal Reserve (the “Fed”) has sharply raised interest rates from historically low levels and has signaled an intention to continue to do so until current inflation levels re-align with the Fed’s long-term inflation target. To the extent the Fed continues to raise interest rates, there is a risk that rates across the financial system may rise. As interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. Assuming all loans under the Credit Facilities were fully drawn, each quarter point change in interest rates, excluding the effects of any interest rate swap agreements, would result in approximately a $5.0 million change in annual interest expense on our indebtedness under the Credit Facilities. We have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, including our Credit Facilities, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances.
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
Our Sponsors and their affiliates control approximately 86% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of June 30, 2022. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Three of our ten directors are affiliated with Permira, and two of our directors are employees of CPP Investments. These directors have fiduciary duties to us and, in addition, have duties to the respective Sponsor and their affiliates, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the Sponsors, whose interests may be adverse to ours in some circumstances.
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
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. As of June 30, 2022, FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation or our amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the U.S. federal courts have exclusive jurisdiction.
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
Our Sponsors and their affiliates control approximately 86% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of June 30, 2022. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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

Date:	August 4, 2022	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ ERIC BROWN
Eric Brown
Executive Vice President and Chief Financial Officer (Principal Financial Officer)