Form 10-Q
period 2022-09-30
Informatica Inc.
filed 2022-11-10
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 238,993,584 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of November 2, 2022.

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

Part I - Financial Information
Item 1. Financial Statements
INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$499,863	$456,378
Short-term investments	147,785	40,045
Accounts receivable, net of allowances of $3,127 and $4,644, respectively	254,168	432,266
Contract assets, net	118,094	109,269
Prepaid expenses and other current assets	112,271	133,832
Total current assets	1,132,181	1,171,790
Restricted cash	—	1,718
Property and equipment, net	161,502	177,409
Operating lease right-of-use-assets	60,702	74,789
Goodwill	2,297,381	2,380,752
Customer relationships intangible asset, net	822,159	948,556
Other intangible assets, net	42,764	78,899
Deferred tax assets	9,537	13,196
Other assets	131,372	139,154
Total assets	$4,657,598	$4,986,263
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,380	$41,755
Accrued liabilities	51,093	74,763
Accrued compensation and related expenses	100,112	171,978
Current operating lease liabilities	16,000	18,505
Current portion of long-term debt	18,750	14,063
Income taxes payable	5,203	7,211
Contract liabilities	522,914	613,336
Total current liabilities	736,452	941,611
Long-term operating lease liabilities	49,891	62,519
Long-term contract liabilities	19,609	28,651
Long-term debt, net	1,825,701	1,837,408
Deferred tax liabilities	19,087	104,788
Long-term income taxes payable	32,664	23,833
Other liabilities	4,005	3,777
Total liabilities	2,687,409	3,002,587
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000,000 and 2,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 238,957,224 and 234,189,069 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,390	2,343
Class B-1 common stock; $0.01 par value per share; 200,000,000 and 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 44,049,523 and 44,049,523 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	440	440
Class B-2 common stock; $0.00001 par value per share; 200,000,000 and 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 44,049,523 and 44,049,523 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	3,242,107	3,093,232
Accumulated other comprehensive (loss) income	(95,940)	17,151
Accumulated deficit	(1,178,808)	(1,129,490)
Total stockholders’ equity	1,970,189	1,983,676
Total liabilities and stockholders’ equity	$4,657,598	$4,986,263
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Subscriptions	$214,009	$193,690	$618,799	$517,955
Perpetual license	1,208	2,846	6,180	19,085
Software revenue	215,217	196,536	624,979	537,040
Maintenance and professional services	156,734	165,271	481,358	500,305
Total revenues	371,951	361,807	1,106,337	1,037,345
Cost of revenues:
Subscriptions	27,692	20,801	77,573	57,868
Perpetual license	147	1,113	476	3,300
Software costs	27,839	21,914	78,049	61,168
Maintenance and professional services	50,649	40,315	152,574	120,597
Amortization of acquired technology	8,703	18,353	26,776	55,448
Total cost of revenues	87,191	80,582	257,399	237,213
Gross profit	284,760	281,225	848,938	800,132
Operating expenses:
Research and development	80,403	63,079	239,590	186,910
Sales and marketing	132,282	116,761	404,831	337,699
General and administrative	31,255	29,631	92,461	84,937
Amortization of intangible assets	38,231	43,097	115,351	129,483
Total operating expenses	282,171	252,568	852,233	739,029
Income (loss) from operations	2,589	28,657	(3,295)	61,103
Interest income	2,813	311	4,308	845
Interest expense	(22,185)	(36,423)	(51,570)	(108,606)
Other income, net	3,963	13,965	12,020	28,744
(Loss) income before income taxes	(12,820)	6,510	(38,537)	(17,914)
Income tax expense	2,782	3,783	10,757	15,683
Net (loss) income	$(15,602)	$2,727	$(49,294)	$(33,597)
Net (loss) income per share attributable to Class A and Class B-1 common stockholders:[1]
Basic	$(0.06)	$0.01	$(0.18)	$(0.14)
Diluted	$(0.06)	$0.01	$(0.18)	$(0.14)
Weighted-average shares used in computing net (loss) income per share:[1]
Basic	281,859	244,689	280,361	244,670
Diluted	281,859	249,311	280,361	244,670
See accompanying notes to condensed consolidated financial statements.

1Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Condensed Consolidated Financial Statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net (loss) income	$(15,602)	$2,727	$(49,294)	$(33,597)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment, net of tax benefit (expense) of $483, $138, $619 and $(120)	(49,789)	(17,943)	(116,699)	(34,890)
Available-for-sale debt securities:
Change in unrealized (loss), net of tax benefit of $57, $0, $57 and $0	(173)	—	(173)	—
Cash flow hedges:
Change in unrealized (loss) gain, net of tax benefit (expense) of $433, $(98), $(1,046) and $(141)	(1,321)	304	3,177	436
Less: reclassification adjustment for amounts included in net loss, net of tax benefit (expense) of $(346), $1,282, $198 and $3,463	(1,050)	3,943	604	10,657
Net change, net of tax benefit (expense) of $779, $(1,380), $(1,244) $(3,604)	(2,371)	4,247	3,781	11,093
Total other comprehensive loss, net of tax effect	(52,333)	(13,696)	(113,091)	(23,797)
Total comprehensive loss, net of tax effect	$(67,935)	$(10,969)	$(162,385)	$(57,394)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2022
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2022	236,968	$2,371	44,050	$440	44,050	$—	$3,183,762	$(43,607)	$(1,163,206)	$1,979,760
Stock-based compensation	—	—	—	—	—	—	34,155	—	—	34,155
Issuance of shares under employee stock purchase plan	1,123	11	—	—	—	—	19,135	—	—	19,146
Issuance of shares upon exercise of vested options and RSUs	866	8	—	—	—	—	5,055	—	—	5,063
Net loss	—	—	—	—	—	—	—	—	(15,602)	(15,602)
Other comprehensive loss	—	—	—	—	—	—	—	(52,333)	—	(52,333)
Balances, September 30, 2022	238,957	$2,390	44,050	$440	44,050	$—	$3,242,107	$(95,940)	$(1,178,808)	$1,970,189

	Three Months Ended September 30, 2021
	Class A Common Stock[1]		Class B-1 Common Stock[1]		Class B-2 Common Stock[1]		Additional Paid-in Capital[1]	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2021	200,650	$2,006	44,050	$440	44,050	$—	$2,151,544	$33,194	$(1,063,509)	$1,123,675
Stock-based compensation	—	—	—	—	—	—	4,033	—	—	4,033
Repurchase of shares	(159)	(1)	—	—	—	—	(1,560)	—	(2,376)	(3,937)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(796)	—	—	(796)
Issuance of shares	278	3	—	—	—	—	2,789	—	—	2,792
Net income	—	—	—	—	—	—	—	—	2,727	2,727
Other comprehensive loss	—	—	—	—	—	—	—	(13,696)	—	(13,696)
Balances, September 30, 2021	200,769	$2,008	44,050	$440	44,050	$—	$2,156,010	$19,498	$(1,063,158)	$1,114,798

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

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2022
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2021	234,189	$2,343	44,050	$440	44,050	$—	$3,093,232	$17,151	$(1,129,490)	$1,983,676
Stock-based compensation	—	—	—	—	—	—	98,595	—	—	98,595
Issuance of shares under employee stock purchase plan	1,924	19	—	—	—	—	32,771	—	—	32,790
Issuance of shares upon exercise of vested options and RSUs	2,844	28	—	—	—	—	17,509	—	—	17,537
Net loss	—	—	—	—	—	—	—	—	(49,294)	(49,294)
Other comprehensive loss	—	—	—	—	—	—	—	(113,091)	—	(113,091)
Payments for dividends related to B-2 Class shares	—	—	—	—	—	—	—	—	(24)	(24)
Balances, September 30, 2022	238,957	$2,390	44,050	$440	44,050	$—	$3,242,107	$(95,940)	$(1,178,808)	$1,970,189

	Nine Months Ended September 30, 2021
	Class A Common Stock[1]		Class B-1 Common Stock[1]		Class B-2 Common Stock[1]		Additional Paid-in Capital[1]	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2020	200,417	$2,004	44,050	$440	44,050	$—	$2,145,254	$43,295	$(1,024,406)	$1,166,587
Stock-based compensation	—	—	—	—	—	—	9,918	—	—	9,918
Repurchase of shares	(420)	(4)	—	—	—	—	(4,159)	—	(5,155)	(9,318)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(1,827)	—	—	(1,827)
Issuance of shares	772	8	—	—	—	—	6,824	—	—	6,832
Net loss	—	—	—	—	—	—	—	—	(33,597)	(33,597)
Other comprehensive loss	—	—	—	—	—	—	—	(23,797)	—	(23,797)
Balances, September 30, 2021	200,769	$2,008	44,050	$440	44,050	$—	$2,156,010	$19,498	$(1,063,158)	$1,114,798

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

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Operating activities:
Net loss	$(49,294)	$(33,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,461	18,763
Non-cash operating lease costs	12,841	11,985
Stock-based compensation	97,988	9,918
Deferred income taxes	(84,786)	(35,938)
Amortization of intangible assets and acquired technology	142,127	184,931
Gain on sale of investment in equity interest	—	(110)
Amortization of debt issuance costs	2,735	4,376
Amortization of investment discount, net of premium	(280)	—
Unrealized gain on remeasurement of debt	—	(31,320)
Changes in operating assets and liabilities:
Accounts receivable	174,716	147,730
Prepaid expenses and other assets	10,341	(19,972)
Accounts payable and accrued liabilities	(112,792)	(65,389)
Income taxes payable	22,591	2,425
Contract liabilities	(93,301)	(51,409)
Net cash provided by operating activities	139,347	142,393
Investing activities:
Purchases of property and equipment	(1,573)	(6,015)
Purchases of investments	(181,245)	(64,114)
Maturities of investments	67,588	47,764
Net cash used in investing activities	(115,230)	(22,365)
Financing activities:
Payments for share repurchases	—	(9,318)
Payment of debt	(9,376)	(17,766)
Proceeds from issuance of common stock under employee stock purchase plan	32,790	—
Payments of offering costs	(2,085)	—
Payments for dividends related to Class B-2 shares	(24)	—
Payments for taxes related to net share settlement of equity awards	—	(1,497)
Payment of deferred and contingent consideration	—	(10,705)
Net activity from derivatives with an other-than-insignificant financing element	(4,851)	(14,162)
Proceeds from issuance of shares	17,537	6,775
Net cash provided/ (used in) by financing activities	33,991	(46,673)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(16,341)	(2,890)
Net increase in cash, cash equivalents, and restricted cash	41,767	70,465
Cash, cash equivalents, and restricted cash at beginning of period	458,096	348,221
Cash, cash equivalents, and restricted cash at end of period	$499,863	$418,686
Supplemental disclosures:
Cash paid for interest	$54,234	$84,911
Cash paid for income taxes, net of refunds	$72,951	$49,203
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,378	$2,305
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Informatica Inc. (the “Company”) was incorporated as a Delaware corporation on June 4, 2021. The Company was formed as part of a series of restructuring transactions, which collectively had the net effect of reorganizing the corporate structure of Ithacalux Topco S.C.A. (“Ithacalux”), resulting in Informatica Inc. being the top-tier entity in that corporate structure rather than Ithacalux, a Luxembourg société en commandite par actions. On September 30, 2021, the Company completed these restructuring transactions, resulting in the Company becoming the owner of Ithacalux and its property, assets, debts and obligations. As Informatica Inc. did not have any previous operations, Ithacalux is viewed as the predecessor to Informatica Inc. and its consolidated subsidiaries. Accordingly, these condensed consolidated financial statements include certain historical condensed consolidated financial and other data for Ithacalux for periods prior to the completion of the business combination. Unless the context otherwise requires, references to “Informatica”, “we,” “us,” “our” and the “Company” mean Informatica Inc. and its consolidated subsidiaries for all periods presented.
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

On October 29, 2021, the Company completed its initial public offering (the “IPO”), in which the Company issued and sold 29,000,000 shares of its Class A common stock at $29.00 per share. On November 10, 2021, the Company issued and sold an additional 4,350,000 shares of Class A common stock in connection with a full exercise of the underwriters’ option to purchase additional shares granted in the IPO. The Company generated a total of $967.2 million in gross proceeds, inclusive of the underwriters’ exercise of their option to purchase additional shares in the offering, and net proceeds of $915.7 million, after underwriting discounts and commissions of $51.5 million. The Company also incurred offering costs of $11.9 million in relation to the IPO.
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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
include recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Use of Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require management to make certain estimates, judgments, and assumptions. For example, management makes estimates, judgments and assumptions in determining the recoverability of intangible assets and their useful lives, determination of performance obligations and standalone selling price (“SSP”) used in revenue recognition, the number of performance-based stock options and awards that the Company expects to vest, the realizability of deferred tax assets, uncertain tax positions, and the collectability of accounts receivable. Management believes the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company’s unaudited condensed consolidated financial statements. The Company assesses these estimates on a regular basis, however actual results could differ from estimates due to risks and uncertainties.
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

Performance obligations contained in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, because the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and (ii) distinct in the context of the contract, and the transfer of the goods or services is separate from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies its judgment to determine whether the promised goods or services are capable of being distinct, and distinct in the context of the contract. The Company’s cloud subscription services

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
include cloud functionalities and, for most products, also a secure agent that is installed on a customer’s premises. The secure agent performs tasks and enables secure communication behind a customer’s firewall with the cloud functionalities. For these products, customers are not able to use either the cloud functionalities or secure agent for their intended purpose on their own without use of the other component. The cloud functionalities and secure agent are accounted for together as a single performance obligation because the Company has concluded that the cloud functionalities and secure agent are highly interdependent and interrelated based on the significant two-way dependency between the components.

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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Consulting services are primarily related to configuration, installation, and implementation of the Company’s products, and are generally performed on a time-and-materials basis. Revenue for fixed fee contracts is generally recognized as services are performed, applying input methods to estimate progress to completion. If uncertainty exists about the Company’s ability to complete the project, its ability to collect the amounts due, or in the case of fixed-fee consulting arrangements, its ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved. Consulting services are generally either billed in advance or monthly as services are rendered. Consulting services, if included as part of the software arrangement, generally do not entail significant modification or customization of the software and hence, such services are not considered essential to the functionality of the software.
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
The determination of SSP requires judgment and is established for performance obligations that are routinely sold separately, such as support and maintenance on the Company’s core offerings. In connection with its cloud services, on-premises subscription licenses, and on-premises perpetual licenses, the Company is unable to establish SSP based on observable prices given the products are sold for a broad range of amounts (that is, the price is highly variable), and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for cloud services offerings, on-premises subscription licenses, and on-premises perpetual licenses, included in a contract with multiple performance obligations, is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud services, on-premises subscription licenses, and on-premises perpetual licenses.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Contract Assets
Contract assets represent reported revenues attributable to performance obligations that have been satisfied, but such amounts remain unbilled due to certain remaining conditions under the contract not yet being met. Contract assets are primarily driven by sales of on-premises subscription licenses with 2-3 year subscription terms, but the related fees are generally invoiced annually. There were immaterial credit losses associated with contracts with customers for the nine months ended September 30, 2022 and 2021.
Contract Liabilities
Contract liabilities consist of deferred revenue and customer deposit liabilities and represent cash payments received or due in advance of fulfilling our performance obligations. In arrangements whereby the Company has an obligation to transfer goods or services to the customer and fees are invoiced or amounts are received ahead of revenue being recognized under non-cancelable contracts, deferred revenue is recorded. Customer deposits represent billings or cash payments received under cancelable contracts. Deferred revenue and customer deposit liabilities will be recognized as revenue in future periods. As of September 30, 2022, deferred revenue and customer deposit liabilities were $538.5 million and $4.0 million, respectively. As of December 31, 2021, deferred revenue and customer deposit liabilities were $635.6 million and $6.4 million, respectively.
The current portion of contract liabilities represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. Contract liabilities were approximately $542.5 million as of September 30, 2022, of which the Company expects to recognize $522.9 million over the next 12 months, and the remainder thereafter. Contract liabilities were approximately $642.0 million as of December 31, 2021, of which the Company expects to recognize $613.3 million over the next 12 months, and the remaining thereafter. The amount of revenues recognized during the three and nine months ended September 30, 2022 that were included in the opening contract liabilities balances at the beginning of each respective period was approximately $122.0 million and $533.7 million, respectively. The amount of revenues recognized during the three and nine months ended September 30, 2021 that were included in the opening contract liabilities balances at the beginning of each respective period was approximately $130.2 million and $476.0 million, respectively. Revenues recognized from performance obligations satisfied in prior periods were immaterial during the three and nine months ended September 30, 2022 and 2021.
Remaining Performance Obligations from Customer Contracts
Remaining performance obligations represent contracted revenues that have not yet been recognized (including contract liabilities) and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that the Company records and total revenues that it recognizes are impacted by a variety of seasonal factors. In each year, the amounts and volumes of contracting activity and associated revenues are typically highest in its fourth fiscal quarter and lowest in the first fiscal quarter. These seasonal impacts influence how the Company’s remaining performance obligations change over time, and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that the Company reports at a point in time. As of September 30, 2022 and December 31, 2021, the Company’s remaining performance obligations were $1.1 billion and $1.2 billion, respectively, which does not include customer deposit liabilities. The Company expects to recognize approximately 69% and 65% of its remaining performance obligations at September 30, 2022 and December 31, 2021 as revenues over the next twelve months and the remainder over the next two to three years.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The Company grants stock options with only service conditions (“service-based options”) which may also include one-year cliff vesting provisions, as well as those with both service and performance or market conditions. The Company uses the Black-Scholes Merton or Monte Carlo model to value the stock options granted under its equity plans. For purchase rights granted under the ESPP, the fair value is estimated using the Black-Scholes Merton model. Both models require the input of certain assumptions on the grant date, including fair value of the underlying stock and exercise price, expected term, volatility over an expected term, risk-free interest rate for an expected term, and dividend yield. The fair value of each RSU granted after the Company's IPO is determined by the closing price of the Company's common stock on the date of grant.

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
Cash, Cash Equivalents, Restricted Cash, and Investments
The Company considers highly liquid investment securities with maturities of 90 days or less at the date of purchase to be cash equivalents. Investments not considered cash equivalents with maturities of greater than 90 days but less than one year from the condensed consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the condensed consolidated balance sheet date are classified as long-term investments. The Company’s cash equivalents and investments include time deposits, money market funds and debt securities. The Company’s restricted cash is primarily associated with securing credit facilities.

The Company's debt securities consist primarily of commercial paper, corporate debt securities, U.S. government securities, U.S. government agency securities, and non-U.S. government securities. The Company's debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale debt securities are reported in other income (expense), net as incurred. The Company recognizes realized

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income (loss) into earnings using the specific identification method.

For our available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. In this assessment, among other factors, we consider the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If factors indicate a credit loss exists, an allowance for credit loss is recorded to other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors will be recognized in other comprehensive income (loss).
Concentrations of Credit Risk and Credit Evaluations
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivatives and trade receivables. The Company’s cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. The majority of cash equivalents consists of money market funds that primarily invest in U.S. government securities. Our investments consist of time deposits and fixed income debt securities. Management believes that the financial institutions that hold the Company’s time deposits and the issuers of debt securities are financially sound and, accordingly, are subject to minimal credit risk.

The Company’s derivative contracts are transacted with various financial institutions with high credit ratings. The Company evaluates its counterparties associated with the Company’s foreign exchange forward contracts and interest rate swap contracts at least quarterly. Since all of these counterparties are large credit-worthy commercial banking institutions, the Company does not consider counterparty non-performance to be a material risk. The Company may enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty.

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
No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2022 and 2021. At September 30, 2022 and December 31, 2021, no customer accounted for more than 10% of the accounts receivable balance.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Note 3. Cash, Cash Equivalents, Restricted Cash, and Investments
The following table summarizes the Company’s cash, cash equivalents, restricted cash, and investments as of September 30, 2022 and December 31, 2021 (in thousands). There were no available-for-sale debt securities held at December 31, 2021.

	September 30,	December 31,
	2022	2021

Cash	$140,656	$275,386
Cash equivalents:
Time deposits	28,466	979
Money market funds	313,783	180,013
Commercial paper	11,967	—
U.S. government and U.S. government agency securities	4,991	—
Total cash equivalents	359,207	180,992
Total cash and cash equivalents	$499,863	$456,378
Restricted cash	—	1,718
Total cash, cash equivalents, and restricted cash	$499,863	$458,096
Short-term investments:
Time deposits	68,137	40,045
Commercial paper	23,638	—
Corporate debt securities	18,627	—
U.S. government and U.S. government agency securities	33,467	—
Non-U.S. government securities	3,916	—
Total short-term investments	147,785	40,045
Long-term investments(i):
Corporate debt securities	2,981	—
Total long-term investments	2,981	—
Total cash, cash equivalents, restricted cash, and investments	$650,629	$498,141
_____________
(i)Included in other assets on the condensed consolidated balance sheets.

See Note 5. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of September 30, 2022 (in thousands). There were no available-for-sale debt securities held at December 31, 2021.

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$7,960	$—	$(3)	$7,957
U.S. government agency securities	30,515	23	(36)	30,501
Non-U.S. government securities	3,935	—	(18)	3,916
Corporate debt securities	21,748	—	(140)	21,608
Commercial paper	35,660	—	(56)	35,605
Total	$99,817	$23	$(253)	$99,587

There were no realized gains or losses related to available-for-sale debt securities for the three and nine months ended September 30, 2022.

As of September 30, 2022, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $0.3 million, which were related to $82.9 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The Company did not recognize any credit losses related to the Company’s debt securities during the three and nine months ended September 30, 2022. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table summarizes the maturities of our available-for-sale debt securities as of September 30, 2022, by contractual years-to-maturity (in thousands).

	Amortized Cost	Fair Value
Due within one year	$96,804	$96,606
Due after one year through three years	3,013	2,981
Total	$99,817	$99,587

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities. The Company does not have any assets or liabilities classified as Level 3 as of September 30, 2022 and December 31, 2021.
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$96,603	$96,603	$—	$—
Money market funds(ii)	313,783	313,783	—	—
Commercial paper(i)	35,604	—	35,604	—
Corporate debt securities(iii)	21,608	—	21,608	—
U.S. government and U.S. government agency securities(i)	38,458	—	38,458	—
Non-U.S. government securities(iv)	3,916	—	3,916	—
Total cash equivalents and investments	509,972	410,386	99,586	—
Interest rate derivatives(v)	8,224	—	8,224	—
Total assets	$518,196	$410,386	$107,810	$—
Liabilities:
Foreign currency derivatives(vi)	$4,267	$—	$4,267	$—
Total liabilities	$4,267	$—	$4,267	$—
____________
(i)Included in cash equivalents and short-term investments on the condensed consolidated balance sheets.
(ii)Included in cash equivalents on the condensed consolidated balance sheets.
(iii)Included in short-term investments and other assets on the condensed consolidated balance sheets.
(iv)Included in short-term investments on the condensed consolidated balance sheets.
(v)Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
(vi)Included in accrued and other liabilities on the condensed consolidated balance sheets.

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

Money Market Funds, Time Deposits, and Available-For-Sale Debt Securities

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds, time deposits, and available-for-sale debt securities.

To value its money market funds and time deposits, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

The Company's available-for-sale debt securities consist of commercial paper, corporate debt securities, U.S. government securities, U.S. government agency securities and non-U.S. government securities. The Company measures the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments.

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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and nine months ended September 30, 2022 and 2021.
Note 6. Goodwill and Intangible Assets

Goodwill
The following table presents the changes in the carrying amount of the goodwill for the nine months ended September 30, 2022 (in thousands):

Amount
Ending balance as of December 31, 2021	$2,380,752
Foreign currency translation adjustment	(83,371)
Ending Balance as of September 30, 2022	$2,297,381

Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the three and nine months ended September 30, 2022, the Company recorded a foreign currency translation adjustment reducing goodwill by $36.2 million and $83.4 million, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of September 30, 2022 and December 31, 2021 are as follows (in thousands, except years):

	Weighted Average Useful Life (Years)	September 30, 2022			December 31, 2021
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	6	$876,411	$(850,741)	$25,670	$878,822	$(823,965)	$54,857
Other intangible assets:
Customer relationships	15	2,145,877	(1,323,718)	822,159	2,163,048	(1,214,492)	948,556
Trade names and trademark	7	81,071	(63,977)	17,094	81,894	(57,852)	24,042
Total other intangible assets		2,226,948	(1,387,695)	839,253	2,244,942	(1,272,344)	972,598
Total intangible assets, net		$3,103,359	$(2,238,436)	$864,923	$3,123,764	$(2,096,309)	$1,027,455
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $46.9 million and $61.5 million for the three months ended September 30, 2022 and 2021, respectively. Total amortization expense related to intangible assets was $142.1 million and $184.9 million for the nine months ended September 30, 2022 and 2021, respectively.
The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of revenues	$8,703	$18,353	$26,776	$55,448
Operating expenses	38,231	43,097	115,351	129,483
Total amortization of intangible assets	$46,934	$61,450	$142,127	$184,931
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of September 30, 2022, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Developed and Core Technology	Other Intangible Assets(i)	Total Intangible Assets

Remaining 2022	$8,490	$38,035	$46,525
2023	11,066	135,654	146,720
2024	3,350	119,842	123,192
2025	1,625	98,129	99,754
2026	926	85,448	86,374
Thereafter	213	362,145	362,358
Total expected amortization expense	$25,670	$839,253	$864,923
____________
(i)Other Intangible Assets includes customer relationships, trade names and trademarks.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7. Borrowings
Long term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021

Dollar term loan	$1,865,625	$1,875,000
Less: Discount on term loan	(7,804)	(8,671)
Less: Debt issuance costs	(13,370)	(14,858)
Total debt, net of discount and debt issuance costs	1,844,451	1,851,471
Less: Current portion of long-term debt	(18,750)	(14,063)
Long-term debt, net of current portion	$1,825,701	$1,837,408
As of September 30, 2022 and December 31, 2021, the aggregate fair value of the Company’s dollar term loan, based on Level 2 inputs related to fair market value, were $1,816.7 million and $1,871.5 million, respectively.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Revolving Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.50% and 2.00% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.50% and 1.00% based on the Company’s total net first lien leverage ratio. No amounts were outstanding under the Revolving Facility as of September 30, 2022 and December 31, 2021. There were $1.7 million and $0.7 million of utilized letters of credit under the Revolving Facility at September 30, 2022 and December 31, 2021, respectively.
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
Accrued interest is payable (i) quarterly in arrears with respect to base rate loans, (ii) at the end of each interest rate period (or at each 3-month interval in the case of loans with interest periods greater than 3 months) with respect to LIBOR loans, (iii) the date of any repayment or prepayment, and (iv) at maturity (whether by acceleration or otherwise). The Company is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. Under the Credit Agreement, a commitment fee is payable on the daily unutilized amount under the Revolving Facility at a per annum rate ranging from 0.35% to 0.25% depending on the Company’s total net first lien leverage ratio.
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2022.
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
Future minimum principal payments
Future minimum principal payments on the Term Facility as of September 30, 2022 are as follows (in thousands):

Remaining 2022	$4,688
2023	18,750
2024	18,750
2025	18,750
2026	18,750
Thereafter	1,785,937
Total	$1,865,625

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8. Disaggregation of Revenue and Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
Cloud and subscription support	$142,444	$111,630	$410,262	$312,165
On-premises subscription license	71,565	82,060	208,537	205,790
Subscription	214,009	193,690	618,799	517,955
Perpetual license	1,208	2,846	6,180	19,085
Software revenue	215,217	196,536	624,979	537,040
Maintenance	127,909	137,569	392,221	420,888
Professional services	28,825	27,702	89,137	79,417
Maintenance and professional services revenue	156,734	165,271	481,358	500,305
Total revenues	$371,951	$361,807	$1,106,337	$1,037,345
Revenue by geographic location for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

North America	$258,557	$245,899	$757,489	$698,972
EMEA	74,598	79,050	231,081	225,781
Asia Pacific	30,362	29,357	93,437	87,980
Latin America	8,434	7,501	24,330	24,612
Total revenues	$371,951	$361,807	$1,106,337	$1,037,345

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

United States	$244,224	$229,013	$717,153	$660,396
Rest of the World	127,727	132,794	389,184	376,949
Total revenues	$371,951	$361,807	$1,106,337	$1,037,345

No foreign country represented 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2022 and 2021, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Costs to obtain a contract
Costs to obtain contracts consist of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the nine months ended September 30, 2022 (in thousands):

Amount
Ending balance as of December 31, 2021	$177,460
Additions	40,858
Commissions amortized	(43,266)
Revaluation	(5,515)
Ending balance as of September 30, 2022	$169,537
Of the $169.5 million deferred commissions balance as of September 30, 2022, the Company expects to recognize approximately 33% as commission expense over the next 12 months, and the remainder thereafter. Deferred commissions are included in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets.
Note 9. Derivative Financial Instruments
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

The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of September 30, 2022, a net unrealized loss of approximately $2.7 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of September 30, 2022, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $109.4 million and $83.9 million of Indian rupees as of September 30, 2022 and December 31, 2021, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Interest Rate Swaps

The Company has entered into various interest rate swap agreements to offset the variability of cash flows associated with the floating rate interest payments related to the Term Loan Facilities. See Note 7. Borrowings in the Notes to Condensed Consolidated Financial Statements of this Report for further discussion of the credit facilities. These swaps are designated as cash flow hedges of floating rate interest payments. As of September 30, 2022, the Company has two interest rate swaps outstanding with a total current notional amount of $1.3 billion, with fixed rate at 1.525%. All cash flows relating to swaps that are considered to have an other-than-insignificant financing component at the inception date are included in cash flows from financing activities in the condensed consolidated statement of cash flows. The interest rate swaps will mature by December 2022. We record any change in the fair value of the cash flow designated interest rate swaps in other comprehensive income (loss), until the hedged cash flow occurs, at which point any gain (loss) is reclassified into earnings. One of the two interest rate swaps was de-designated in November 2020. The other comprehensive loss at de-designation is amortized to interest expense over the original hedge period and future gains and losses on the de-designated swap is recognized as interest expense. A net unrealized gain of approximately $3.6 million and $4.1 million currently accumulated in other comprehensive income (loss) for the interest rate swaps as of September 30, 2022 and December 31, 2021, respectively, is expected to be reclassified into earnings within the next twelve months.
In March 2020, the Company restructured existing swap agreements by extending the hedging period to take advantage of lower interest rates and produce an immediate reduction in cash outflows. The restructured swaps are considered a hybrid instrument under ASC 815 due to the negative market value at designation: a borrowing and an embedded interest rate swap with a fair value of zero that has been designated as a cash flow hedge of interest expense on the Company’s outstanding LIBOR borrowings. The borrowing associated with the hybrid instruments had a balance of $1.7 million and $6.5 million as of September 30, 2022 and December 31, 2021, respectively and is recorded in accrued liabilities. The borrowing is being amortized to interest expense over its remaining term and the fair value of the embedded interest rate swap is recorded in other comprehensive income until recognized as interest expense at each settlement date.
Balance Sheet Hedges

Balance sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $10.2 million and $9.4 million of Indian rupees at September 30, 2022 and December 31, 2021, respectively. There were no open foreign currency contracts to sell at September 30, 2022 and December 31, 2021, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table reflects the fair value amounts for designated and non-designated hedging instruments at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$—	$3,797	$1,405	$52
Interest Rate Swaps	5,597	—	—	1,992
Non-designated hedging instruments
Foreign currency forward contracts	—	470	204	—
Interest Rate Swaps	2,627	—	—	5,733
Total fair value of hedging instruments	$8,224	$4,267	$1,609	$7,777
_____________
(i)Included in prepaid expenses and other current assets, and other assets on the condensed consolidated balance sheets.
(ii)Included in accrued and other liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of September 30, 2022 and December 31, 2021, there were no derivative assets or liabilities that were net settled under the master netting agreements.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Amount of (loss) gain recognized in other comprehensive loss(i)	$(1,754)	$402	$4,223	$577
Amount of (loss) gain related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income(ii)	$(784)	$688	$(311)	$2,861
Amount of gain (loss) related to interest rate swaps reclassified from accumulated other comprehensive loss into income as interest expense	$2,180	$(5,913)	$(491)	$(16,981)
_____________
(i)The before-tax loss of $(2,469) related to foreign exchange forward contracts and before-tax gain of $715 related to interest rate swaps were recognized in other comprehensive income (loss) during the three months ended September 30, 2022. The before-tax gain of $1,148 related to foreign exchange forward contracts and before-tax loss of $(746) related to interest rate swaps were recognized in other comprehensive income (loss) during the three months ended September 30, 2021.The before-tax loss of $(5,459) related to foreign exchange forward contracts and before-tax gain of $9,682 related to interest rate swaps were recognized in other comprehensive income (loss) during the nine months ended September 30, 2022.The before-tax gain of $1,445 related to foreign exchange forward contracts and before-tax loss of $(868) related to interest rate swaps were recognized in other comprehensive income (loss) during the nine months ended September 30, 2021.

(ii)For the three months ended September 30, 2022, the before-tax losses of $(176) and $(608) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the three months ended September 30, 2021, the before-tax gains of $131 and $557 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the nine months ended September 30, 2022, the before-tax losses of $(67) and $(244) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the nine months ended September 30, 2021, the before-tax gain of $544 and $2,317 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations.
The before-tax gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts and interest rate swaps for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (Loss) recognized in other income (expense), net (i)	$124	$(26)	$5,444	$(209)
_____________
(i)Gain (loss) recognized in other income (expense), net includes the debt component of restructured interest rate swap treated as a hybrid instrument.
See Note 5. Fair Value Measurements and Note 13. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements of this Report for a further discussion.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Stockholders’ Equity and Equity Incentive Plan

Common and Preferred Stock
The Amended and Restated Certificate of Incorporation filed in October 2021 authorized the issuance of a total of 2,000,000,000 shares of Class A common stock, $0.01 par value per share, 200,000,000 shares of Class B-1 common stock, $0.01 par value per share, 200,000,000 shares of Class B-2 common stock, $0.00001 par value per share, and 200,000,000 shares of preferred stock, $0.01 par value per share. There was no preferred stock issued and outstanding as of September 30, 2022 and December 31, 2021.
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

In October 2021, the Company’s Compensation Committee adopted, and its stockholders, approved the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Code to our employees and any parent and subsidiary corporations' employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations' employees and consultants. As of September 30, 2022, a total of 46,770,130 shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Option Awards Activity
The following table summarizes the option award activity for the nine months ended September 30, 2022 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2021	25,884	17,768	8,116	$16.53	7.36	$529,265
Exercised	(1,453)	(1,218)	(235)	$12.26
Forfeited or expired	(877)	(624)	(253)	$17.16
Outstanding at September 30, 2022	23,554	15,926	7,628	$16.77	6.7	$89,906

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

The following table summarizes RSU and PSU activity and related information during the nine months ended September 30, 2022 under the 2021 Plan (in thousands, except share price):

	Number of RSUs and PSUs			Weighted-Average Grant Date Fair Value
	Total	Service based	Performance- based
Unvested and outstanding as of December 31, 2021	7,570	7,570	—	$33.02
Granted	5,119	4,031	1,088	$21.81
Vested	(1,419)	(1,419)	—	$32.31
Forfeited	(732)	(728)	(4)	$31.13
Unvested and outstanding as of September 30, 2022	10,538	9,454	1,084	$27.79

Employee Stock Purchase Plan

In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. As of September 30, 2022, a total of 8,258,786 shares of the Company’s Class A common stock has been reserved for future issuance under the ESPP.

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
Summary of Assumptions
There were no option awards granted during the three and nine months ended September 30, 2022.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering periods during the three and nine months ended September 30, 2022 using the Black-Scholes pricing model:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	42.4% - 45.2%	34.8% - 45.2%
Risk-free interest rate	3.3% - 3.5%	0.6% - 3.5%
Expected dividend yield	—%	—%
Fair value of common stock	$21.55	$20.05 - $21.55
Expected term - Expected term represents the term from the first day of the offering period to the purchase dates within each offering period.

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

Stock Compensation
The stock-based compensation (excluding deferred compensation) for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$5,247	$302	$15,064	$782
Research and development	10,329	1,344	29,750	3,148
Sales and marketing	10,500	1,453	28,072	3,323
General and administrative	8,079	934	25,102	2,665
Total stock-based compensation	$34,155	$4,033	$97,988	$9,918

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested service-based options was $17.6 million and is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.
As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested options with performance, market liquidity and service vesting conditions is $12.5 million and is expected to be recognized over the estimated weighted-average explicit or derived service period of 1.67 years, unless the market liquidity vesting criteria are achieved earlier.
As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested options with performance and service vesting conditions is $10.8 million and is expected to be recognized over the remaining weighted-average service period of 2.5 years.

As of September 30, 2022, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $259.5 million and is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

As of September 30, 2022, the total unrecognized stock-based compensation expense related to the ESPP was $7.3 million and is expected to be recognized over the remaining offering periods.

Note 11. Income Taxes
The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax expense was $2.8 million on pretax losses of $12.8 million for the three months ended September 30, 2022 and $10.8 million on pretax losses of $38.5 million for the nine months ended September 30, 2022, which resulted in a negative effective tax rate of 22% and 28%, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to foreign income inclusion under global intangible low-taxed income (“GILTI”), non-deductible stock-based compensation, and valuation allowances.

The Company's income tax expense was $3.8 million on pretax income of $6.5 million for the three months ended September 30, 2021 and $15.7 million on pretax losses of $17.9 million for the nine months ended September 30, 2021, which resulted in an effective tax rate of 58% and a negative effective tax rate of 88%, respectively. The Company was a tax resident of Luxembourg for the three and nine months ended September 30, 2021. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to foreign income inclusion under GILTI and valuation allowances, partially offset by a net tax benefit related to prior year uncertain tax position releases upon the completion of a U.S. Internal Revenue Service examination.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of September 30, 2022, the Company considered all available evidence both positive and negative, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the three months ended September 30, 2022, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for disallowed interest expense, foreign tax credit, the net California deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12. Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(15,602)	$2,727	$(49,294)	$(33,597)

Weighted-average shares in computing net (loss) income per share[1]:
Basic	281,859	244,689	280,361	244,670
Effect of dilutive securities	—	4,622	—	—
Diluted	281,859	249,311	280,361	244,670
Net (loss) income per share attributable to Class A and Class B-1 common stockholders:
Basic	$(0.06)	$0.01	$(0.18)	$(0.14)
Diluted	$(0.06)	$0.01	$(0.18)	$(0.14)
_____________
1Amounts for periods prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Condensed Consolidated Financial Statements.
The following potentially dilutive securities were excluded from the computation of diluted net (loss) income per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options outstanding	4,277	119	4,509	4,042
RSUs	527	—	224	—
PSUs	—	—	8	—
ESPP	131	—	62	—
Note 13. Commitments and Contingencies
Long-Term Purchase Obligations
As of September 30, 2022, the Company had long-term purchase obligations of approximately $193.7 million, primarily related to multi-year contracts for software as a service. These commitments total approximately $76.9 million, $113.6 million, and $3.3 million, over the next 1 year, 1-3 years, and 3-5 years, respectively.

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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2022 and December 31, 2021. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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
We generate revenues from the sale of software products and related maintenance and professional services. Substantially all of our software revenue consists of fees generated through the sale of our subscription-based products and related support agreements for our subscription products. We have grown our subscription revenue to $618.8 million and $518.0 million for the nine months ended September 30, 2022 and 2021, respectively. Over this period, our subscription revenue as a percentage of total software revenue was 99% and 96% for the nine months ended September 30, 2022 and 2021, respectively.
Our subscription products can be purchased individually as distinct product families or together as a tightly integrated platform to support complex data management needs and certain customer journeys. Our subscription products are sold through contracts primarily with a one-, two- or three-year term, with an average contract term slightly over two years as of September 30, 2022. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud-based subscription products on a ratable basis over the contract term. We generally recognize the majority of the revenue from our subscription-based on-premises licenses at the start of the contract term. The remaining portion of on-premises subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
We generate additional software revenue from the sale of perpetual licenses. Consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue has decreased substantially. The perpetual license revenue as a percentage of total software revenue was 1% and 4% for the nine months ended September 30, 2022 and 2021, respectively.
Our maintenance and professional services revenues consist of recurring maintenance fees related to perpetual licenses and one-time professional services fees, respectively. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products. We recognized $481.4 million and $500.3 million during the nine months ended September 30, 2022 and 2021, respectively.

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
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased one of our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting the purchase of our Data Quality and Data Governance families of products. We also market our cloud products to our large installed base of perpetual license customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain internal IT infrastructure to lower-cost elastic cloud architecture. In 2020, we also introduced a new consumption-based pricing model to provide customers greater flexibility regarding trial, use and consumption of a broad array of our cloud-based services. Our Subscription Net Retention Rate (“NRR”) was 112% and 116% for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, we had approximately 5,600 customers1 in a wide variety of industries located in approximately 100 countries and territories. Approximately 68% and 67% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively, were from our North America region, which we define as the United States and Canada.
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
Continued Adoption of our Subscription Products.    Our success will largely depend on customers’ continued uptake of our subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to subscription and cloud-based services, we believe demand for our platform and subscription-based products will increase. Total Subscription ARR was $936.4 million and $735.7 million as of September 30, 2022 and 2021, respectively, representing growth of 27%. At September 30, 2022, Subscription ARR represented 64% of total ARR. Cloud ARR (which is the total ARR derived from hosting products) represented 43% and 27% of Subscription ARR and total ARR, respectively, during that period. At September 30, 2021, Subscription ARR represented 57% of total ARR. Cloud ARR represented 39% and 22% of Subscription ARR
1 We compute the number of customers by assessing when we have a subscription contract or perpetual license maintenance contract sold to a unique entity. If we sell to several different divisions, segments or subsidiaries inside a company, we count each division, segment or subsidiary as a separate customer. If a customer has both a maintenance contract and a subscription contract, we count this as a single customer.

and total ARR, respectively. At September 30, 2022, our $936.4 million of Subscription ARR was comprised of $400.3 million in Cloud ARR, $135.7 million in PowerCenter-related product ARR and $400.4 million in ARR from non-PowerCenter self-managed products. Cloud ARR grew at a rate of 39% for the period ended September 30, 2022 compared to September 30, 2021. Many of our new subscription products were architected to be deployed in the cloud, and we intend to make the remainder of our subscription products available in the cloud to meet the demands of our customers. In addition, we assist our customers with migrations of their Informatica on-premises data integration and MDM installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended September 30, 2022, we have entered into agreements to migrate a total of approximately $15.0 million of maintenance ARR, which has converted into approximately $31 million in Cloud ARR. Our future growth will depend in part on our ability to develop new market-leading cloud products to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 54% of our subscription customers as of September 30, 2022 did not have a prior maintenance contract with us. In addition, our ability to attract new customers will depend in part on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using hand-coded, custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We have recently added a dedicated inside sales team to our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make investments in sales and marketing to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Subscription NRR, which was 112% and 116% for the nine months ended September 30, 2022 and 2021, respectively. We increased the average Subscription ARR per subscription customer from September 30, 2021 to September 30, 2022, from $208 thousand to $252 thousand, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as September 30, 2022 and 2021, we had 191 and 127 customers individually with over $1 million in Subscription ARR each, respectively.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, for the nine months ended September 30, 2022 and 2021, our subscription renewal rate2 was 94% and 92%, respectively, and our maintenance renewal rate3 was 96% and 94%, respectively. We intend to continue investing in our products and customer success organization to maintain these compelling retention rates.
Investment in Go-to-Market Efforts.    Our business and results of operations will also be significantly affected by our success in strengthening our relationships with strategic partners, including cloud hyperscalers such as AWS, Google Cloud Platform, Microsoft Azure, and Oracle Cloud; cloud partners such as Snowflake and Databricks; global system integrators, including Deloitte, Accenture and Cognizant; and value-added
2 We compute the subscription renewal rate by assessing the value of annual subscription contracts that expire at the end of each period (denominator) and comparing this to the amount that we renew for that set of expiring contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost/inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a subscription contract, we count that amount as removed from the numerator in that period.

3 We compute the maintenance renewal rate by assessing the value of annual maintenance contracts for perpetual licenses that expire at the end of each period (denominator) and comparing this to the amount that we renew for that set of expiring contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost/inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a maintenance contract, we count that amount as removed from the numerator in that period. If a customer cancels a maintenance contract and migrates the underlying product to one of our cloud products, this loss of maintenance would be counted as a cancellation and reduce our maintenance renewal rate.

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

Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including elevated inflation concerns, global supply chain concerns, rising interest rates, fluctuation in foreign exchange rates, geopolitical pressures, including the war in Ukraine, and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. For example, toward the end of the quarter ended June 30, 2022, we began to experience headwinds from the current macroeconomic environment as some existing customers delayed payments and prospective and existing customers applied elevated levels of scrutiny to purchasing decisions that adversely impacted the ability to close net new business. We experienced these headwinds at an increasing magnitude in the quarter ending September 30, 2022, and we expect some or all of the global macroeconomic factors will continue to impact our operations.
Additionally, the COVID-19 pandemic has impacted worldwide economic activity and financial markets and significantly increased economic volatility and uncertainty. In 2021, the COVID-19 pandemic contributed to decreases in certain of our operating expenses, particularly in our travel and entertainment expenses and event spending. We expect these expenses to increase as the COVID-19 pandemic subsides but that they will remain lower than they were before the COVID-19 pandemic, as we expect certain sales and marketing efforts and events will be a combination of in-person and virtual going forward. The ongoing conditions caused by this pandemic have and could continue to impact our business.

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

	September 30,
	2022	2021

	(in thousands, except percentages)
Total Annual Recurring Revenue	$1,467,751	$1,287,472
Maintenance Annual Recurring Revenue	$531,357	$551,723
Subscription Annual Recurring Revenue	$936,394	$735,749
Cloud Annual Recurring Revenue	$400,271	$287,246
Subscription Net Retention Rate	112%	116%

The following is our Non-GAAP financial measure for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Adjusted EBITDA (Non-GAAP)	$88,789	$100,935	$253,253	$276,203

Key Business Metrics
Annual Recurring Revenue
Annual Recurring Revenue (“ARR”) represents the expected annual billing amounts from all active maintenance and subscription agreements. ARR is calculated based on the contract Monthly Recurring Revenue (“MRR”) multiplied by 12. MRR is calculated based on the accounting adjusted total contract value divided by the number of months of the agreement based on the start and end dates of each contracted line item. The aggregate ARR calculated at the end of each reported period represents the value of all contracts that are active as of the end of the period, including those contracts that have expired but are still under negotiation for renewal. We typically allow for a grace period of up to 6 months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost/inactive. This grace-period ARR amount has been less than 2% of the reported ARR in each period presented. If there is an actual cancellation of an ARR contract, we remove that ARR value at that time.
We believe ARR is an important metric for understanding our business since it tracks the annualized cash value collected over a 12-month period for all of our recurring contracts, irrespective of whether it is a maintenance contract on a perpetual license, a ratable cloud contract, or an on-premises term-based subscription license.
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
We believe that Subscription ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all of our recurring subscription contracts. Subscription ARR excludes maintenance contracts on our perpetual licenses to provide information regarding the period-to-period performance and overall size and scale of our subscription business as we continue to focus our efforts on subscription-based licensing. Subscription ARR should be viewed independently of subscription revenue and deferred revenue related to our subscription contracts and is not intended to be combined with or to replace either of those items.
Cloud Annual Recurring Revenue
Cloud ARR represents the portion of ARR that is attributable to our hosted cloud contracts.

We believe that Cloud ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all of our recurring Cloud contracts. Cloud ARR is a subset of our overall Subscription ARR, and by providing this breakdown of Cloud ARR, it provides visibility on the size and growth rate of our Cloud ARR within our overall Subscription ARR. Cloud ARR should be viewed independently of subscription revenue and deferred revenue related to our subscription contracts and is not intended to be combined with or to replace either of those items.

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

Adjusted EBITDA
We define adjusted EBITDA as GAAP net (loss) income as adjusted for income tax expense, interest income, interest expense, other income, net, stock-based compensation, amortization of intangibles, equity compensation, one-time fees related to acquisitions, restructuring costs, sponsor-related costs and depreciation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
GAAP net (loss) income	$(15,602)	$2,727	$(49,294)	$(33,597)
Income tax expense	2,782	3,783	10,757	15,683
Interest income	(2,813)	(311)	(4,308)	(845)
Interest expense	22,185	36,423	51,570	108,606
Other income, net	(3,963)	(13,965)	(12,020)	(28,744)
Stock-based compensation	34,155	4,033	97,988	9,918
Amortization of intangibles	46,934	61,450	142,127	184,931
Equity compensation	19	105	147	(77)
Restructuring, acquisition and other charges	—	—	—	128
Sponsor-related costs	—	500	—	1,500
Depreciation	5,092	6,190	16,286	18,700
Adjusted EBITDA	$88,789	$100,935	$253,253	$276,203
We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.
Components of Results of Operations
Software Revenues

Subscription Revenues.    Subscription revenues consist of revenues from customers under subscription cloud services, subscription-based on-premises licenses, and related support services. Revenues from our cloud-based subscription products are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The Company’s cloud subscription services include cloud functionalities and, for most products, also a secure agent that is installed on a customer’s premises. The secure agent performs tasks and enables secure communication behind a customer’s firewall with the cloud functionalities. For these products, customers are not able to use either the cloud functionalities or secure agent for their intended purpose on their own without use of the other component. The cloud functionalities and secure agent are accounted for together as a single performance obligation because we have concluded that the cloud functionalities and secure agent are highly interdependent and interrelated based on the significant two-way dependency between the components. The majority of the revenues from our subscription-based on-premises licenses is recognized at a point in time upon transfer of control of the license to the customer, similar to perpetual licenses. Support services sold with subscription-based on-premises licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, subscription contracts are one to three years in length, with an average contract duration slightly greater than two years in 2022, and the related fees are typically billed annually in advance in equal installments across the term of the contracts.
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

Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related expenses, including commissions, stock-based compensation and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel and entertainment, trade shows, software expenses, outside services and Shared Costs. Although we shifted our go-to-market strategy within APAC and EMEA in 2020, reducing our direct sales headcount to align with local channel partners for distribution, we expect to make investments going forward as we expand our customer acquisition and retention efforts, and to support the growth of our subscription products, and therefore expect sales and marketing expense to increase in absolute dollars but may vary as a percentage of revenue for the foreseeable future.
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
Interest and Other Expense, Net
Interest and other expense, net consists primarily of interest expense, interest income earned on our cash, cash equivalents, investments, mark-to-market gains and losses on interest rate swaps, unrealized foreign exchange gain and loss on monetary assets and liabilities, foreign exchange transaction gains and losses and rental income.
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

Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Subscriptions	$214,009	$193,690	$618,799	$517,955
Perpetual license	1,208	2,846	6,180	19,085
Software revenue	215,217	196,536	624,979	537,040
Maintenance and professional services	156,734	165,271	481,358	500,305
Total revenues	371,951	361,807	1,106,337	1,037,345
Cost of revenues:
Subscriptions	27,692	20,801	77,573	57,868
Perpetual license	147	1,113	476	3,300
Software costs	27,839	21,914	78,049	61,168
Maintenance and professional services	50,649	40,315	152,574	120,597
Amortization of acquired technology	8,703	18,353	26,776	55,448
Total cost of revenues	87,191	80,582	257,399	237,213
Gross profit	284,760	281,225	848,938	800,132
Operating expenses:
Research and development	80,403	63,079	239,590	186,910
Sales and marketing	132,282	116,761	404,831	337,699
General and administrative	31,255	29,631	92,461	84,937
Amortization of intangible assets	38,231	43,097	115,351	129,483
Total operating expenses	282,171	252,568	852,233	739,029
Income (loss) from operations	2,589	28,657	(3,295)	61,103
Interest income	2,813	311	4,308	845
Interest expense	(22,185)	(36,423)	(51,570)	(108,606)
Other income, net	3,963	13,965	12,020	28,744
(Loss) income before income taxes	(12,820)	6,510	(38,537)	(17,914)
Income tax expense	2,782	3,783	10,757	15,683
Net (loss) income	$(15,602)	$2,727	$(49,294)	$(33,597)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Subscriptions	58%	54%	56%	50%
Perpetual license	—	—	—	2
Software revenue	58	54	56	52
Maintenance and professional services	42	46	44	48
Total revenues	100	100	100	100
Cost of revenues:
Subscriptions	7	6	7	6
Perpetual license	—	—	—	—
Software costs	7	6	7	6
Maintenance and professional services	14	11	14	12
Amortization of acquired technology	2	5	2	5
Total cost of revenues	23	22	23	23
Gross profit	77	78	77	77
Operating expenses:		—
Research and development	22	18	22	18
Sales and marketing	36	32	37	33
General and administrative	8	8	8	8
Amortization of intangible assets	10	12	10	12
Total operating expenses	76	70	77	71
Income (loss) from operations	1	8	—	6
Interest income	1	—	—	—
Interest expense	(6)	(10)	(4)	(10)
Other income, net	1	4	1	2
(Loss) income before income taxes	(3)	2	(3)	(2)
Income tax expense	1	1	1	1
Net (loss) income	(4)	1	(4)	(3)
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Subscriptions	$214,009	$193,690	10%	$618,799	$517,955	19%
Perpetual license	1,208	2,846	(58)%	6,180	19,085	(68)%
Total software revenues	215,217	196,536	10%	624,979	537,040	16%
Maintenance	127,909	137,569	(7)%	392,221	420,888	(7)%
Professional services	28,825	27,702	4%	89,137	79,417	12%
Total maintenance and professional services revenues	156,734	165,271	(5)%	481,358	500,305	(4)%
Total revenues	$371,951	$361,807	3%	$1,106,337	$1,037,345	7%
Total revenues increased by 3% to $372.0 million during the three months ended September 30, 2022 compared to $361.8 million for the three months ended September 30, 2021, primarily due to a 10% increase in software revenues, which represent 58% of total revenues, partially offset by a 5% decrease in maintenance and professional services revenues.
Total revenues increased by 7% to $1,106.3 million during the nine months ended September 30, 2022 compared to $1,037.3 million for the nine months ended September 30, 2021, primarily due to a 16% increase in software revenues, which represent 56% of total revenues, partially offset by a 4% decrease in maintenance and professional services revenues.
Software Revenues

Our subscription revenues increased to $214.0 million (or 58% of total revenues) for the three months ended September 30, 2022 compared to $193.7 million (or 54% of total revenues) for the three months ended September 30, 2021. The increase of $20.3 million (or 10%) in subscription revenues for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to an increase in our subscription customers and continued expansion within existing customers, partially offset by an unfavorable foreign currency impact.

Our subscription revenues increased to $618.8 million (or 56% of total revenues) for the nine months ended September 30, 2022 compared to $518.0 million (or 50% of total revenues) for the nine months ended September 30, 2021. The increase of $100.8 million (or 19%) in subscription revenues for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to an increase in our subscription customers and continued expansion within existing customers, partially offset by an unfavorable foreign currency impact.

We expect the mix of subscription revenues as compared to total software revenues to continue to increase from prior year levels due to our prioritization of subscription revenues, growing installed customer base, a large number of multi-year subscription sales, and an anticipated increase in demand for subscription offerings.

Our perpetual license revenues decreased to $1.2 million (or 0% of total revenues) for the three months ended September 30, 2022 from $2.8 million (or 0% of total revenues) for the three months ended September 30, 2021. The decrease in perpetual license revenues of $1.6 million (or 58%) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to a decrease in number of transactions and average transaction price of our software under perpetual licenses as we have focused our sales efforts on our subscription offerings and expanding our cloud revenues.

Our perpetual license revenues decreased to $6.2 million (or 0% of total revenues) for the nine months ended September 30, 2022 from $19.1 million (or 2% of total revenues) for the nine months ended September 30, 2021. The decrease in perpetual license revenues of $12.9 million (or 68%) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to a decrease in number of transactions and average transaction price of our software under perpetual licenses as we have focused our sales efforts on our subscription offerings and expanding our cloud revenues.

We expect perpetual license revenues and the mix of perpetual license revenues as compared to total software revenues to continue to remain immaterial in future periods.

Maintenance and Professional Services Revenues
Maintenance revenues decreased to $127.9 million (or 34% of total revenues) for the three months ended September 30, 2022 from $137.6 million (or 38% of total revenues) for the three months ended September 30, 2021. Maintenance revenues decreased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to non-renewals, declining sales of perpetual licenses and an unfavorable foreign currency impact offset by maintenance on new perpetual license sales and uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the continued lower expected sales of new perpetual licenses as we sell a greater mix of new cloud and other subscription-based offerings.
Maintenance revenues decreased to $392.2 million (or 35% of total revenues) for the nine months ended September 30, 2022 from $420.9 million (or 41% of total revenues) for the nine months ended September 30,

2021. Maintenance revenues decreased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to non-renewals, declining sales of perpetual licenses and an unfavorable foreign currency impact offset by maintenance on new perpetual license sales and uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the continued lower expected sales of new perpetual licenses as we sell a greater mix of new cloud and other subscription-based offerings.
Professional services revenues increased to $28.8 million (or 8% of total revenues) for the three months ended September 30, 2022 compared to $27.7 million (or 8% of total revenues) for the three months ended September 30, 2021. The increase of $1.1 million (or 4%) in professional services revenues for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily driven by the increase in the demand for our consulting offerings, including services related to the migration of customers from subscription-based on-premise licenses to our cloud-based services.
Professional services revenues increased to $89.1 million (or 8% of total revenues) for the nine months ended September 30, 2022 compared to $79.4 million (or 8% of total revenues) for the nine months ended September 30, 2021. The increase of $9.7 million (or 12%) in professional services revenues for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by the increase in the demand for our consulting offerings, including services related to the migration of customers from subscription-based on-premise licenses to our cloud-based services.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Cost of software revenues	$27,839	$21,914	27%	$78,049	$61,168	28%
Cost of maintenance and professional service revenues	50,649	40,315	26%	152,574	120,597	27%
Amortization of acquired technology	8,703	18,353	(53)%	26,776	55,448	(52)%
Total cost of revenues	$87,191	$80,582	8%	$257,399	$237,213	9%
Cost of software revenues, as a percentage of software revenues	13%	11%		12%	11%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	32%	24%		32%	24%
Cost of Software Revenues
Cost of software revenues increased to $27.8 million (or 13% of software revenues) for the three months ended September 30, 2022 compared to $21.9 million (or 11% of software revenues) for the three months ended September 30, 2021. The increase of $5.9 million (or 27%) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to a $3.0 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $1.5 million increase in royalties paid to vendors, a $0.7 million increase in personnel-related expenses and a $0.7 million increase in consulting expense.
Cost of software revenues increased to $78.0 million (or 12% of software revenues) for the nine months ended September 30, 2022 compared to $61.2 million (or 11% of software revenues) for the nine months ended September 30, 2021. The increase of $16.8 million (or 28%) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a $8.6 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $3.1 million increase in personnel-related expenses to operate and secure our hosting infrastructure, a $3.0 million increase in royalties paid to vendors, a $1.0 million increase in Shared Costs, and a $1.1 million increase in third-party consulting and other expenses.

Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues increased to $50.6 million (or 32% of maintenance and professional services revenues) during the three months ended September 30, 2022 compared to $40.3 million (or 24% of maintenance and professional services revenues) during the three months ended September 30, 2021. The increase of $10.3 million (or 26%) during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to $7.7 million increase in personnel-related expenses (including stock-based compensation of $4.9 million) mainly driven by an increase in headcount and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $1.8 million increase in subcontractor costs, and a $0.8 million increase in travel-related and other expenses.
Cost of maintenance and professional services revenues increased to $152.6 million (or 32% of maintenance and professional services revenues) during the nine months ended September 30, 2022 compared to $120.6 million (or 24% of maintenance and professional services revenues) during the nine months ended September 30, 2021. The increase of $32.0 million (or 27%) during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a $23.0 million increase in personnel-related expenses (including stock-based compensation of $14.3 million) mainly driven by an increase in headcount and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $6.0 million increase in subcontractor costs, a $2.1 million increase in Shared Costs, and a $0.9 million increase in travel-related and other expenses.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $8.7 million (or 2% of total revenues) for the three months ended September 30, 2022 from $18.4 million (or 5% of total revenues) for the three months ended September 30, 2021.
The decrease of $9.7 million (or 53%) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as some components of the technology become fully amortized.
Amortization of acquired technology decreased to $26.8 million (or 2% of total revenues) for the nine months ended September 30, 2022 from $55.4 million (or 5% of total revenues) for the nine months ended September 30, 2021.
The decrease of $28.6 million (or 52%) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as some components of the technology become fully amortized.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Research and development	$80,403	$63,079	27%	$239,590	$186,910	28%

Research and development expenses increased to $80.4 million (or 22% of total revenues) for the three months ended September 30, 2022 compared to $63.1 million (or 18% of total revenues) for the three months ended September 30, 2021. The increase of $17.3 million (or 27%) during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to a $12.8 million increase in salaries and other personnel-related expenses (including stock-based compensation of $9.0 million) mainly driven by an increase in headcount and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $1.4 million increase in software expense, a $1.2 million increase in consulting expense, a $0.8 million increase in travel expense due to pandemic-related travel restrictions being lifted, and a $1.1 million increase in Shared Costs and other expenses.
Research and development expenses increased to $239.6 million (or 22% of total revenues) for the nine months ended September 30, 2022 compared to $186.9 million (or 18% of total revenues) for the nine months ended September 30, 2021. The increase of $52.7 million (or 28%) during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a $43.2 million increase in salaries and other personnel-related expenses (including stock-based compensation of $26.6 million) mainly driven by an increase in headcount and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $3.0 million increase in Shared Costs, a $2.0 million increase in software costs, a $1.7 million increase in travel expense due to pandemic-related travel restrictions being lifted, a $1.2 million increase in consulting expense, and a $1.6 million increase in other expenses.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Sales and marketing	$132,282	$116,761	13%	$404,831	$337,699	20%
Sales and marketing expenses increased to $132.3 million (or 36% of total revenues) during the three months ended September 30, 2022 compared to $116.8 million (or 32% of total revenues) during the three months ended September 30, 2021. The increase of $15.5 million (or 13%) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to $14.4 million increase in personnel-related expenses (including stock-based compensation of $9.1 million) mainly driven by an increase in headcount, commissions expense and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, and a $1.1 million increase in travel expense due to pandemic-related travel restrictions being lifted for in-person events and other expenses.
Sales and marketing expenses increased to $404.8 million (or 37% of total revenues) during the nine months ended September 30, 2022 compared to $337.7 million (or 33% of total revenues) during the nine months ended September 30, 2021. The increase of $67.1 million (or 20%) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a $49.3 million increase in personnel-related expenses (including stock-based compensation of $24.7 million) mainly driven by an increase in headcount, commissions expense, and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $9.1 million increase in marketing related expenses, a $4.9 million increase in travel expense due to pandemic-related travel restrictions being lifted for in-person events, a $3.3 million increase in Shared Costs, and a $0.5 million increase in software expenses and other expenses.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
General and administrative	$31,255	$29,631	5%	$92,461	$84,937	9%

General and administrative expenses increased to $31.3 million (or 8% of total revenues) during the three months ended September 30, 2022 compared to $29.6 million (or 8% of total revenues) during the three months ended September 30, 2021. The increase of $1.7 million (or 5%) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to a $7.6 million increase in personnel-related expenses (including stock-based compensation of $7.1 million) mainly driven by an increase in headcount and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, partially offset by a $5.9 million decrease in consulting expense mainly due to substantial costs incurred to optimize our “go-to-market” efforts during 2021.

General and administrative expenses increased to $92.5 million (or 8% of total revenues) during the nine months ended September 30, 2022 compared to $84.9 million (or 8% of total revenues) during the nine months ended September 30, 2021. The increase of $7.6 million (or 9%) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a $26.1 million increase in personnel-related expenses (including stock-based compensation of $22.4 million) mainly driven by increase in headcount and higher stock-based compensation expense related to our RSUs, PSUs and the ESPP, a $1.0 million increase in Shared Costs, partially offset by a $17.8 million decrease in consulting expense mainly due to substantial costs incurred to optimize our “go-to-market” efforts during 2021 and a $1.7 million decrease in administration and sponsor management fees.
Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets(in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Amortization of intangible assets	$38,231	$43,097	(11)%	$115,351	$129,483	(11)%
Amortization of intangible assets decreased to $38.2 million (or 10% of revenues) during the three months ended September 30, 2022 compared to $43.1 million (or 12% of revenues) during the three months ended September 30, 2021. The decrease of $4.9 million (or 11%) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
Amortization of intangible assets decreased to $115.4 million (or 10% of revenues) during the nine months ended September 30, 2022 compared to $129.5 million (or 12% of revenues) during the nine months ended September 30, 2021. The decrease of $14.1 million (or 11%) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.

Interest and Other Expense, Net
The following table sets forth, for the periods indicated, our interest and other expense, net (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Interest income	$2,813	$311	805%	$4,308	$845	410%
Interest expense	(22,185)	(36,423)	(39)%	(51,570)	(108,606)	(53)%
Other income, net	3,963	13,965	(72)%	12,020	28,744	(58)%
Interest and other expense, net	$(15,409)	$(22,147)	(30)%	$(35,242)	$(79,017)	(55)%
The decrease in interest and other expense, net, of $6.7 million (or 30%) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to a $8.5 million decrease in interest expense on interest rate swaps as defined further in Note 9. Derivative Financial Instruments, a $5.6 million decrease in interest expense primarily due to a decrease in the debt balance associated with the debt repayment, and a $2.5 million increase in interest income mainly on our cash and cash equivalents and investments, partially offset by a $9.9 million decrease in revaluation gains on the euro term loans resulting from the debt repayment of the euro term loans in October 2021.
The decrease in interest and other expense, net, of $43.8 million (or 55%) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to a $34.0 million decrease in interest expense primarily due to a decrease in the debt balance associated with the debt repayment, a $22.7 million decrease in interest expense on interest rate swaps, as defined further in Note 9. Derivative Financial Instruments, and a $3.5 million increase in interest income mainly on our cash and cash equivalents and investments, partially offset by a $16.4 million decrease in revaluation gains on the euro term loans resulting from the debt repayment of the euro term loans in October 2021.
Income Tax Expense
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Income tax expense	$2,782	$3,783	(26)%	$10,757	$15,683	(31)%
Effective tax rate	(22)%	58%		(28)%	(88)%
Our income tax expense was $2.8 million and $3.8 million for the three months ended September 30, 2022 and 2021. Our income tax expense was $10.8 million and $15.7 million for the nine months ended September 30, 2022 and 2021. The tax expense recorded in the current period compared to the tax expense recorded in the prior year comparable period was primarily due to foreign income inclusion under global intangible low-taxed income (“GILTI”), non-deductible stock-based compensation, and valuation allowances.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of September 30, 2022, the Company considered all available evidence both positive and negative, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the nine months ended September 30, 2022, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for disallowed interest expense, foreign tax credit, the net California deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of September 30, 2022 and December 31, 2021, respectively, we had $647.6 million and $498.1 million in available cash, cash equivalents, restricted cash, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. As of December 31, 2021, we did not hold any available-for-sale debt securities. We believe that our existing cash and cash equivalents, cash flows generated by operations and the Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
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
The borrowings under the Term Facility bear interest at either, at the Company's election, LIBOR plus 2.75% or the base rate plus 1.75%. The Revolving Facility accrues interest at a per annum rate based on either, at the borrower’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.00% and 2.50% based on the borrower’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the borrower’s total net first lien leverage ratio. See Note 7. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.

Our primary sources of cash are from cash and cash equivalents, short-term investments, the collection of accounts receivable from our customers and the Revolving Facility. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, facilities and related costs, servicing our borrowings, and debt principal payments. Other uses of cash include the purchase of property and equipment and to acquire businesses and technologies to expand our product offerings. We believe cash generated from operations will be sufficient to meet working capital needs and to service our borrowings.
Approximately a fifth of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities	$139,347	$142,393
Cash used in investing activities	(115,230)	(22,365)
Cash provided by (used in) financing activities	33,991	(46,673)
Operating Activities:    Cash provided by operating activities for the nine months ended September 30, 2022 was $139.3 million. Our net loss for the nine months ended September 30, 2022 was $49.3 million, adjusted for non-cash charges, primarily consisting of $161.0 million of depreciation and amortization, $98.0 million of stock-based compensation expense and $12.8 million of non-cash operating lease cost which was partially offset by $84.7 million of deferred income taxes. Additional cash provided resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $174.7 million decrease in accounts receivable due to the timing of collections, a $22.6 million increase in income tax payable due to the timing of tax payments, and a $10.3 million decrease in prepaid expenses and assets associated with the growth in our operations. This was partially offset mainly by a $112.8 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations and a $93.3 million decrease in contract liabilities. Our “days sales outstanding” in accounts receivable decreased to 62 days during the nine months ended September 30, 2022 from 64 days during the nine months ended September 30, 2021.

Cash provided by operating activities for the nine months ended September 30, 2021 was $142.4 million. Our net loss for the nine months ended September 30, 2021 was $33.6 million, adjusted for non-cash charges, primarily consisting of $208.0 million of depreciation and amortization, $12.0 million of non-cash operating lease cost and $9.9 million of stock-based compensation expense, which was partially offset by $35.9 million of deferred income taxes, $31.3 million of unrealized gain on remeasurement of our euro debt. Additional cash provided resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $147.7 million decrease in accounts receivable due to the timing of collections and a $2.4 million increase in income tax payable due to the timing of tax payments, partially offset by a $65.4 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations, a $51.4 million decrease in contract liabilities, and a $20.0 million increase in prepaid expenses and assets associated with the growth in our operations. Our “days sales outstanding” in accounts receivable decreased to 64 days during the nine months ended September 30, 2021 from 66 days during the nine months ended September 30, 2020.
Investing Activities:    Net cash used by investing activities for the nine months ended September 30, 2022 was $115.2 million primarily due to a cash outflow consisting of $181.2 million in purchases of investments and $1.6 million for purchases of property and equipment, partially offset by $67.6 million in maturities of investments.

Net cash used in investing activities for the nine months ended September 30, 2021 was $22.4 million primarily due to a cash outflow consisting of $64.1 million in purchases of investments and $6.0 million for purchases of property and equipment, partially offset by $47.7 million in maturities of investments.
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
Financing Activities: Net cash provided by financing activities for the nine months ended September 30, 2022 was $34.0 million primarily due to $32.8 million proceeds from issuance of common stock under the ESPP and $17.5 million in proceeds from the issuance of shares. These cash inflows were partially offset by $9.4 million payment of debt, $4.8 million of net activity from derivatives with an other-than-insignificant financing element and $2.1 million payment of offering costs.

Net cash used in financing activities for the nine months ended September 30, 2021 was $46.7 million driven by $17.8 million payment of debt, $14.2 million of net activity from derivatives with an other-than-insignificant financing element, $10.7 million payment of contingent consideration, $9.3 million payments for share repurchases and $1.5 million payments for taxes related to net share settlement of equity awards. These cash outflows were partially offset by $6.8 million in proceeds from the issuance of shares.

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

The Term Facility matures on October 29, 2028 and is repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Facility matures on October 29, 2026. See Note 7. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.
As of September 30, 2022, a total of approximately $1.8 billion was outstanding under the Term Facility. As of September 30, 2022, we have also utilized $1.7 million of letters of credit under the Revolving Facility. See Note 7. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.

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
The Credit Agreements contain certain customary affirmative and negative covenants. As of September 30, 2022, we were in compliance with all such covenants.
Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the nine months ended September 30, 2022 from the contractual and lease obligations disclosed in our Annual Report on form 10-K. See Note 13. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for details.
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
As of September 30, 2022, we had long-term debt outstanding with a carrying value of $1.84 billion. A hypothetical interest rate change of each quarter point would have increased or decreased interest expense, excluding the effects of any interest rate swap agreement, by approximately $5.0 million a year. See Note 7. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.
In order to reduce the financial impact of increases in interest rates, as of September 30, 2022, we entered into two interest rate swaps for a total notional amount of $1.3 billion, with fixed rate of 1.525%. The interest rate swaps will mature by December 2022.
In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out One-month LIBOR for existing contracts by June 30, 2023. The expected discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense.
Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. To date, we have cash flow hedges for our Indian Rupee expense exposure. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had approximately a $4.3 million impact to our results of operations for the three months ended September 30, 2022.
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
As of September 30, 2022, our remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-

designated and subsequent changes in value are recognized in other income (expense), net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $109.4 million of Indian rupees as of September 30, 2022.
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

Part II - Other Information
Item 1. Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 13. Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements.
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
•Our business and revenue have been adversely affected and could in the future be adversely affected by macroeconomic factors in the global economy, including those related to inflationary pressures, geopolitical disruptions, and the effects of the COVID-19 pandemic.
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

We expect to derive a significant portion of our subscription ARR from our existing subscription customer base. As of September 30, 2022, approximately 93% of our total subscription ARR was generated from existing subscription customers. As a result, achieving a high renewal rate of our subscriptions is critical to our business. Our customers typically have no contractual obligation to renew their subscriptions after the completion of their then current subscription term, which is typically one to three years, and certain of our customers have a right to terminate during the subscription term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our platform or our customer support, our products’ inability to integrate with new and changing technologies, the perception of frequent or severe subscription outages, delays or lags in our product uptime or latency, and a mismatch in the pricing of our products and competing offerings.

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
We have experienced rapid subscription revenue growth in recent periods. We recognized subscription revenues of $618.8 million and $518.0 million, representing 99% and 96% of total software revenue during the nine months ended September 30, 2022 and 2021, respectively. The year-over-year growth rates for subscription revenue were 19.5% and 27.0% during the nine months ended September 30, 2022 and 2021, respectively, on the basis of year-over-year additions of $100.8 million and $110.2 million in subscription revenue for those same periods. As we increase our total subscription revenue in any given period, it requires higher year-over-year increases in the absolute value of new subscription revenue to maintain the same percentage growth rate. As a result, our current subscription revenue growth rates may not be indicative of our future subscription revenue growth rates, they may be adversely impacted by foreign exchange rates, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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

In addition, as we continue to devote more resources to evaluate our computer systems, networks and products for security vulnerabilities, the cost of addressing these vulnerabilities and otherwise working to prevent security breaches and incidents could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products and cloud services, customers may delay or stop purchasing our products and cloud services. Furthermore, we expect the risks related to computer system, network or security incidents to increase as we continue to develop our cloud products and services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. In December 2021, we became aware of security vulnerabilities associated with Apache Log4j, which we use in certain enterprise and customer-facing Java applications. During 2022, third-party providers that we include in our products and services, including Apache, announced security vulnerabilities in their products and libraries. Although no customer or Informatica proprietary data were impacted, our security, operations, development and customer success personnel invested unplanned time and resources in investigation, patching, documentation, and customer communications. We expect third-party providers to continue testing and making similar announcements. Any actual or perceived cybersecurity attack or security breach or incident could delay or interrupt service to our customers and may deter customers from using our products and services.

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
In addition, we have acquired a number of companies, products, services and technologies and may continue to do so in the future. As a result, we may inherit additional IT security issues when we integrate these acquisitions. Throughout our history, our on-premises products have accrued historical potential security vulnerabilities. As we migrate these products and underlying features and components to our cloud platform, many of these vulnerabilities are addressed, but some may persist. These potential vulnerabilities are reviewed according to our risk-based process that considers the residual risk based on compensating controls and other factors. Within our on-premises products, some existing vulnerabilities may become more impactful over time and some vulnerabilities may be newly discovered along with the normal course of security vulnerability disclosure. These vulnerabilities may require significant unplanned engineering effort and cost to resolve and redistribute to customers who remain on the on-premises version of our software.

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
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to inflationary pressures, geopolitical disruptions, and the effects of the COVID-19 pandemic, have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
Additionally, the COVID-19 pandemic may continue to directly or indirectly impact our business, results of operations, and financial condition as a result of governmental restrictions and other measures to mitigate the spread of COVID-19. Our customers have experienced, and may continue to experience, disruptions in their operations, which have resulted in delayed, reduced, or canceled orders and requests for renegotiation or extended payment terms. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. Further, the COVID-19 pandemic may continue to impact our operations outside the United States even if local containment efforts are successful. For example, we have a significant number of research and development, customer support, and general and administrative personnel located in India, which continues to be impacted by the pandemic.
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
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription base licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally purchased as perpetual licenses, to our new cloud-based data integration offerings. As part of these migration transactions, we offer our customers credits on their maintenance bills and a level of professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 2.8% of that installed base maintenance revenue to our cloud solution. These migration projects are time consuming and require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our maintenance installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.
If our existing customers terminate or do not renew their maintenance contracts, it could have an adverse effect on our business and results of operations.
During the nine months ended September 30, 2022, we had $392.2 million of maintenance revenue, which was 35% of our total revenue of $1,106.3 million. During the nine months ended September 30, 2021, we had $420.9 million of maintenance revenue, which was 41% of our total revenue of $1,037.3 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then-current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from on-premises licenses in favor of cloud-native products, customers’ lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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
We continue to experience growth in our customer base and operations, which may place a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be necessary to scale our operations and increase productivity. These additional investments will increase our costs and may adversely affect our operating margins if we are unable to sufficiently increase revenues to cover these additional costs. If we are unable to successfully scale our operations and increase productivity, we may be unable to execute our business strategies. Our business has grown in recent years, as evidenced by headcount growth in India, Japan and EMEA, through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate, which may adversely affect our cash flows and results of operations. We moved our existing data center from our corporate headquarters to an external third-party facility, and also utilize other third-party data center facilities and public cloud providers, including Amazon Web Services, Microsoft Azure and Google Cloud, to host certain of our services, systems and data. Each of our commercial agreements with AWS, Microsoft Azure and Google Cloud have 3-year terms through 2024 or 2025 and will remain in effect until terminated by us or the respective counterparty. AWS may terminate the agreement for convenience by providing us at least 30 days’ advance notice or for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period. Microsoft Azure may terminate the agreement without cause upon 60 days’ notice or for material breach, subject to such party providing 30 days’ notice and a 30-day cure period. Google Cloud may terminate the agreement for material breach with a 30-day cure period, if we cease operations or become subject to insolvency proceedings and the proceedings are not dismissed within 90 days, or we are in material breach more than twice notwithstanding any cure of such breaches. While we believe that we could transition among these cloud infrastructure providers or to alternative providers on commercially reasonable terms if needed, in the event any of these third-party facilities or public cloud providers become unavailable due to outages, interruptions or other unanticipated problems, or because they are no longer available on commercially reasonable terms or prices, our costs may increase and our operations may be impaired, which would adversely affect our business.
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
We may also need to realign resources from time to time to more efficiently address market or product requirements. To the extent any realignment requires changes to our internal systems, processes, and controls or organizational structure, which may include a slowdown in hiring or reduction in force, we could experience disruption in customer relationships, increases in costs, increased employee turnover, and decreased employee morale and productivity. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to comply with U.S. and international laws.

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
•cloud service providers (“CSPs”) with limited platform-specific capabilities in data management, such as AWS, Microsoft Azure and Google Cloud Platform; and
•stack vendors that compete across in many of our markets with data management solutions, such as IBM.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $239.6 million and $186.9 million of research and development expense during the nine months ended September 30, 2022 and 2021, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and aggressively investing in our go-to-market strategies for our newer products.
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
The market for talent continues to be competitive and our personnel-related costs are likely to increase as we compete to attract and retain employees. Our employees are increasingly becoming more attractive to other companies. Certain of our competitors have greater financial and other resources than us for attracting experienced personnel. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel. In addition, we have expanded our subscription sales force and increased sales specialist staffing and marketing efforts around our newer products. Continued leadership transitions in our worldwide sales, marketing and field operations may adversely affect our ability to manage and grow our business. As we continue to implement further changes to our worldwide sales, marketing and field operations organizations, including the implementation of more rigorous sales planning and process measures and continued investment in sales specialists and domain experts, we may experience increased sales force turnover and additional disruption to our ongoing operations, and we may not experience the increases in sales force productivity that we anticipate. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience an increase in the level of turnover, our results of operations may be negatively affected.
We continue to be substantially dependent on our sales force to obtain new customers and to drive additional usage and sales among our existing customers. We believe that there is competition for sales personnel, including enterprise sales representatives and sales engineers, with the skills and technical knowledge that we require. In particular, there is significant demand for sales engineers with data management and cloud-based software expertise. Our ability to achieve revenue targets will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Further, from time to time, we have experienced an increased level of turnover in our direct sales force, particularly in the first quarter of a year. Such increase in the turnover rate affects our ability to generate software revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of approximately nine months. We continue to invest in training for our sales personnel, including updates to cover new, acquired, or enhanced products, as we broaden our product platform. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, particularly sales specialists or domain experts, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate license revenues from both new and existing customers and our growth rate may be negatively affected.
We are currently experiencing high inflation in the United States and other geographies where we operate. As a result, there is increased expense pressure to adjust our salary structure to align with the higher cost of living. If we do not fund annual salary increases sufficient to match the cost of living increases, we may experience higher-than-expected voluntary attrition.
We have relied on our ability to grant equity awards as one mechanism for recruiting and retaining highly-skilled talent. The liquidity available to our longer-term employee stockholders following our IPO may make it more difficult to retain employees who are fully vested in their equity awards. In addition, following our IPO, our stock price has declined significantly through October 2022. If our stock price is below the exercise price of stock options previously granted to our employees, or has fallen from the grant date value for employee RSUs, the retention value of the equity awards we have made to employees is reduced proportionally, which may lead to higher voluntary attrition rates. As a result, we may need to provide additional cash or equity compensation to retain employees.
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
In the recent past, we experienced a reduced conversion rate of our overall pipeline, primarily as a result of general economic slowdowns and general macroeconomic uncertainty due in part to the COVID-19 pandemic, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased as a result of our additional investments in sales personnel and a gradually improving IT spending environment, they are not consistent on a quarter-to-quarter basis. Recent and current global macroeconomic uncertainty and trends have had and may continue to have an adverse effect on our pipeline conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of investors, which could cause our stock price to decline.
We have expanded our international operations and opened sales offices in other countries. We have experienced and may continue to experience various leadership transitions in our worldwide sales organization.
We have also continued to make investments in our sales specialists and domain experts and to implement strategic changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. For example, in 2020, we shifted our go-to-market strategy within certain countries in APAC and Europe, reducing our direct sales headcount to align with local channel partners for distribution. As a result of our international expansion and these changes, as well as the increase in our direct sales headcount in the United States, we have invested heavily in our sales and marketing functions. We recognized $404.8 million and $337.7 million of sales and marketing expense during the nine months ended September 30, 2022 and 2021, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.

As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty, inflationary pressures, geopolitical disruptions, and other challenging global economic conditions, such as those experienced due to the COVID-19 pandemic, have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the size of transactions, and lengthen our sales cycle. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data management initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. In addition, the purchase of our products may be delayed, or our sales cycle may become more complex, due to potential conflicts in our sales channels and sales processes if we increasingly sell our subscription-based offerings together with our perpetual license-based products or to accounts that have pre-existing perpetual license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to twelve months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of our products, including:
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
The sales prices for our subscription offerings and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of subscription offerings, on-premises offerings and professional services and their respective margins, anticipation of the introduction of new subscription offerings or professional services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. Recent fluctuations in foreign currency exchange rates have negatively affected, and are likely to continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $15 million and $32 million in the three and nine months ended September 30, 2022, respectively. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the three months and nine months ended September 30, 2022 using the comparable period’s exchange rates from the prior year. We cannot guarantee that we will be successful in developing and introducing new subscription offerings with enhanced functionality on a timely basis, or that any such new subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
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
We have incurred net losses since we were taken private in a 2015 transaction led by our Sponsors (the “2015 Privatization Transaction”) as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $142.1 million and $184.9 million during the nine months ended September 30, 2022 and 2021, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $51.6 million and $108.6 million during the nine months ended September 30, 2022 and 2021, respectively. As a result, we incurred net losses of $49.3 million and $33.6 million during the nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of $1,178.8 million as of September 30, 2022. In addition, we anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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
The software and services we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, errors or performance failures could cause damage to our reputation, security or privacy breaches or incidents, loss of customers or revenue, product returns, order cancellations, service terminations, or lack of market acceptance of our software and services. As the use of our software and services, including software or services recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software or services fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software or services to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems.
Our license and subscription agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims or liability for data loss or security or privacy breaches. However, the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future national, federal, state, or local laws or ordinances or unfavorable judicial decisions. Those limitation of liability provisions may also not be sufficient to protect against material losses if several different customers experienced security or privacy breaches or incidents related to the use of our software or services in the same year. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against product liability may not be adequate to cover a potential claim.
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
Historically, a significant portion of our revenues have been derived from sales of our traditional data management products, such as PowerCenter and PowerExchange, and related services. We expect revenue from our traditional data management products and services to continue to comprise a significant portion of our revenues for the foreseeable future. If these products and services do not maintain market acceptance, our revenues may decrease.
In addition to our traditional data management and data quality products, we have expanded our platform to include products and services in the emerging market for broader data management initiatives, such as cloud data integration, cloud application integration, cloud data quality and governance, enterprise data catalog (“EDC”), master data management (“MDM”), customer data platform (“CDP”), enterprise integration platform as a service (“iPaaS”), and data privacy management, among others. The market for our broader data management products and services remains relatively new and continues to change, and efforts to expand beyond our traditional data management products may not succeed and may not result in significant revenue. For example, we announced that we are increasing our investments to develop new products that continue to expand our offerings beyond our traditional data management products.

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
Our investment policy allows an investment portfolio that may be subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates, which may result in impairment or loss of value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio, which consists primarily of bank accounts, short-term time deposits, and money market funds. As a public company, our investment policy allows us to invest in other instruments such as certificates of deposit, commercial paper, corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds. Although we will follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline. We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition.
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
We generate a portion of our revenues from solutions that enable organizations to achieve and maintain compliance with regulations and industry standards. For example, many of our customers subscribe to our security and compliance solutions to help them comply with general security standards, such as those developed and maintained by the U.S. National Institute of Standards and Technology (“NIST”), and with industry-specific security standards such as the HIPAA Security Rule, which applies to entities that need to protect electronic protected health information. Standard setting agencies and industry organizations like International Standards Organization (“ISO”) may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could impact the demand for or value of our solutions.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations, including the EU General Data Protection Regulation (“GDPR”) and the California Consumer Protection Act (“CCPA”), and are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security, privacy and data protection legal frameworks with which we or our customers must comply. Within the European Economic Area (“EEA”), the GDPR applies to the processing (which includes the collection and use) of certain personal data. As compared to previously effective data protection law in the EEA, the GDPR has imposed additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the EEA and Switzerland to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the EEA and Switzerland. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, which provided a mechanism for the transfer of data from EU member states to the United States. We certified compliance with the Privacy-Shield Framework and Principles and relied, in part, on EU-U.S. Privacy-Shield as one of the mechanisms for transferring data to the United States. The CJEU also advised that Standard Contractual Clauses approved by the European Commission (“SCCs”), another transfer mechanism, were not alone sufficient to protect data transferred to the United States. The use of SCCs for the transfer of personal information to the United States must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. The SCCs and other cross-border personal data transfer mechanisms may be subject to legal challenge, and guidance and decisions from European supervisory authorities may call into question the legality of certain transfers and/or impose conditions on certain transfers that may be difficult for Informatica to meet or may be disruptive or costly to our operations.

On June 4, 2021, the European Commission finalized new versions of the SCCs, with the Implementing Decision effective June 27, 2021. Under the Implementing Decision, we have until December 27, 2022 to update any remaining agreements executed before September 27, 2021 that rely on older SCCs as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we needed to engage in additional contractual negotiations and may continue to do so until December 27, 2022, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.

On March 25, 2022, the United States and the European Commission announced that they agreed in principle on a new Trans-Atlantic Data Privacy Framework, subsequently named the EU U.S. Data Privacy Framework (the “Framework”), to replace the Privacy Shield. President Biden issued an executive order on October 7, 2022 to implement steps to comply with the United States’ obligations under the new Framework. The new Framework, however, is not yet effective and may never become effective because it still requires adoption for an adequacy decision in Europe and may face subsequent legal challenges even after adoption.
We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of business sentiment regarding international data transfers and data protection obligations imposed on them. To address these concerns, we already offer many of our cloud services from data centers in the EEA. Nevertheless, we may find it necessary to continue to augment systems to maintain personal data originating from the EEA or other regions within those regions, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. We and our customers may face a risk of enforcement actions taken by data protection authorities with respect to cross-border personal data transfers.

Additionally, Brexit has created additional uncertainty with regard to the regulation of data protection in the United Kingdom (“UK”). Personal data processing in the UK is now governed by the UK General Data Protection Regulation and other domestic data protection laws, such as the UK Data Protection Act of 2018, which provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of worldwide revenues. Although the European Commission adopted an adequacy decision for the UK in June 2021 that allows for the continued flow of personal data from the EU to the UK, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption. In February 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses (“UK SCCs”) to support personal data transfers out of the United Kingdom, that became effective in March 2022. These and other developments with respect to data protection could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. We cannot fully predict how UK data protection laws or regulations may develop in the medium to longer term or how the EU will treat the UK with respect to data protection issues, including those relating to data transfers to and from the UK. We may incur liabilities, expenses, costs and other operational losses relating to UK data protection laws, including in connection with any measures we take to comply with them, and we may find it necessary or desirable to engage in additional contractual negotiations and to modify our data handling policies and practices with respect to the UK.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act and state laws relating to privacy and data security, including the CCPA, which, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA became effective on January 1, 2020 and has been amended on multiple occasions. Moreover, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. Most obligations of the CPRA relating to consumer data take effect beginning January 1, 2023. The CCPA and CPRA require covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a security breach or incident, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. Other states have also enacted or proposed similar data privacy laws. For example, in 2021, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. In 2022, Utah passed its Utah Consumer Privacy Act, and Connecticut passed an Act Concerning Personal Data Privacy and Online Monitoring. These new statutes in Virginia, Colorado, Utah, and Connecticut differ from the CPRA and become effective in 2023. Additionally, the U.S. federal government is contemplating privacy legislation, The effects of the CCPA, CPRA, and other privacy laws in the United States are significant and have required, and may require, us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. This legislation and other proposed laws at the state and federal level in the United States, could create the potential for a patchwork of overlapping but different laws, result in further uncertainty, require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.

More generally, the various privacy and data security legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our applications or platform. We may need to take additional measures to comply with the changes in our legal obligations and to maintain and improve our information security posture in an effort to avoid information security incidents or breaches affecting personal information or other sensitive or proprietary data. Also, an increasing number of jurisdictions require, or are contemplating new requirements, that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement actions against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard (“PCI DSS”), which relates to the processing of payment card information. In the event we are required to comply with the PCI DSS but fail to do so, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws, regulations, and other obligations concerning privacy, data protection and information security, which could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our offerings, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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
During the past few years, our organizational structure has increased in complexity due to compliance with financial reporting obligations, tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements, including compliance with the rules and regulations related to anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act of 2010 (“UK Bribery Act”). In addition, new or changing rules and regulations, including those relating to corporate governance, securities laws and public disclosure, often create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These practices may evolve over time upon new guidance from regulatory or governing bodies, resulting in continued uncertainty regarding compliance and higher costs to adopt or modify our practices accordingly. Also, as we expand internationally, we become subject to the various rules and regulations of foreign jurisdictions. If we are unable to effectively comply with the rules and regulations applicable to us, particularly those relating to financial reporting, investors may lose confidence in our ability to manage our compliance obligations. Furthermore, we continue to develop our cloud products and services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. These new cloud products and services may expose us to higher regulation than our traditional on-premises products and services, particularly with respect to privacy, data protection and data security. Privacy laws are changing and evolving globally, and many countries have more stringent data protection laws than those in the United States. As a result, new cloud products and services may increase our liability exposure, compliance requirements and costs associated with privacy, data protection and data security issues. Our efforts to comply with all of these requirements may result in an increase in expenses and a diversion of management’s time and attention from other business activities. If our efforts to comply differ or are perceived to differ from those intended or required by regulatory or governing bodies, such authorities or others may initiate inquiries or other proceedings against us, and we may be subject to fines, other liabilities and damages to our reputation, any of which may have an adverse effect on our business, financial condition and results of operations.
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
Our software is subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our products to certain countries, end-users and end-uses. Because we incorporate encryption functionality into our products, we also are subject to certain U.S. export control laws that apply to encryption items. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties. These risks are heightened in the case of rapidly evolving world events in Ukraine and Eastern Europe, as the United States, other countries and global coalitions have issued numerous sanctions and revisions to export control regulations and sanctions against Russia, Belarus and other regions in quick succession and with very short time periods with which to fully comply.
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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 32% and

33% of our revenue from outside our North American region during the nine months ended September 30, 2022 and 2021, respectively. Our international operations are subject to numerous risks, including:
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
Continued uncertainty in the U.S. and global economies along with uncertain geopolitical conditions, could negatively affect sales of our products and services and could harm our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We have experienced the adverse effect of economic slowdowns and downturns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.

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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates have negatively affected, and are likely to continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $15 million and $32 million in the three and nine months ended September 30, 2022, respectively. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the three months and nine months ended September 30, 2022 using the comparable period’s exchange rates from the prior year. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and income. In particular, these unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,700 employees as of September 30, 2022.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% or less of our revenue for each of the past three fiscal years as well as for the nine months ended September 30, 2022, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
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
If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with government agencies, which could materially and adversely affect our business, financial condition and results of operations. For example, in March 2019, we reached a settlement of a civil False Claims Act investigation brought by the U.S. Attorney’s Office for the District of Columbia (“DC USAO”) and the Civil Fraud Section of the U.S. Department of Justice (together with the DC USAO, the “DOJ”) in August 2015. Under the terms of the settlement, we agreed to pay $21.9 million related to a dispute regarding the accuracy of information in our commercial sales practices submissions and statements regarding the country of origin of certain products between January 1, 2008 and

March 31, 2017 in consideration for the release of the company by the DOJ and the U.S. General Services Administration with respect to the claims alleged in the investigation as set forth in the settlement agreement. In addition, a government may reform its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair our ability to obtain new contracts.
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
As is common in the software industry, we have received, and may from time to time in the future receive, notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. For example, in the past three years, Informatica has been the subject of one such patent suit. On March 18,

2020, Akoloutheo LLC, a non-practicing entity, filed a patent infringement complaint accusing Informatica’s master data management technology of infringing U.S. Pat. No. 7,426,730. The suit was resolved in less than three months for an immaterial amount.
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
•we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and
•we may be forced to discontinue offering some or all of our products.
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
We have a significant amount of indebtedness. As of September 30, 2022, our total outstanding indebtedness was approximately $1.87 billion. Subject to the limits contained in the credit agreement that governs our credit facilities (the “Credit Facilities”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:
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
In addition, the credit agreement that governs the Credit Facilities contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the nine months ended September 30, 2022, our cash flows dedicated for debt service requirements totaled $63.6 million, which includes principal payments of $9.4 million and interest payments of $54.2 million. For the nine months ended September 30, 2022, our net cash provided by operating activities was $139.3 million, which includes interest paid of $54.2 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $193.5 million. For the nine months ended September 30, 2022, approximately 33% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.

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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreement that governs the Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of September 30, 2022, our Revolving Credit Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.7 million utilized under the Revolving Credit Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
Permira and CPP Investments (each a “Sponsor” and together, our “Sponsors”) and their affiliates control approximately 86% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of September 30, 2022. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. As of September 30, 2022, FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
•our board of directors is classified into three classes of directors with staggered three-year terms and after the Sponsors cease to beneficially own, in the aggregate, at least 50% of the outstanding shares of our Class A common stock and Class B-1 common Stock, directors will only be able to be removed from office for cause;
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
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of such stockholder’s choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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
Our Sponsors and their affiliates control approximately 86% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of September 30, 2022. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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

Date:	November 10, 2022	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ ERIC BROWN
Eric Brown
Executive Vice President and Chief Financial Officer (Principal Financial Officer)