Form 10-K
period 2022-12-31
Informatica Inc.
filed 2023-02-27
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S.C. 7252(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022 (the last business day of the registrant's fiscal second quarter), based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the New York Stock Exchange, was approximately $0.8 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 15, 2023, there were approximately 239,945,090 shares of the registrant's Class A common stock and 44,049,523 shares of the registrant's Class B-1 common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Definitive Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:
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

PART I
ITEM 1. BUSINESS
Overview
We are a leader in data management. Data is foundational to how digital enterprises run their businesses and make strategic decisions, including creating new offerings, serving their customers and driving operational efficiency. We have pioneered a new category of software, the Intelligent Data Management Cloud, or IDMC. Our AI-powered IDMC platform delivers best-of-breed solutions that enables enterprises to create a single source of truth for their data, allowing them to create compelling 360-degree customer experiences, automate data operations across enterprise-wide business processes like supply chain management, financial planning and operations, and provide governed and secure data access to their employees. It also enables our customers to pursue holistic data-driven digital strategies by accelerating workload migrations to the cloud, thus, enabling all the advantages of cloud analytics.
Historically, enterprise data was generated and stored in highly structured, static and monolithic self-managed systems that were only accessed by a few, highly trained individuals and used primarily for analysis and reporting of historical enterprise metrics. Over the course of the last two decades, enterprises have expanded their IT strategies to embrace a wide range of SaaS applications, cloud infrastructure platforms, and more recently cloud data platforms to transform into data-driven digital enterprises.
As enterprises embrace data to modernize their business, data fragmentation has proliferated across a myriad of systems, including cloud and self-managed data warehouses, data lakes, databases and applications. These different data repositories store data in unique formats, both structured and unstructured, with specific characteristics. This data is often consumed and ingested in real time, making it increasingly challenging to aggregate data in a normalized, consistent, and high-quality format. Despite these challenges, as data has become one of the most valuable assets for enterprises and the vast majority of employees are data consumers, it has become embedded in highly complex operational use cases and is at the heart of new data-driven digital strategies.
To address these challenges, we have pioneered a new way for businesses to accurately track where their data resides, understand what relationships exist across their different data repositories, and understand who is accessing the data and how it is being used—all at enterprise scale. Our cloud-native platform leverages over 50,000 metadata-aware connections and 18 petabytes (1 petabyte is comprised of 1,024 terabytes) of active metadata in the cloud that continuously scan our customers’ data to create rich and highly contextualized metadata to create and manage a metadata system of record that acts as a single source of truth about their data. The metadata-aware connections allow our customers to leverage pre-built connectors configured to the data structure of their cloud applications. This allows our AI engine, CLAIRE, to help customers access better data faster, make contextual recommendations about data relationships, uncover novel insights about their business and automate previously manual tasks. As more customers adopt our platform, CLAIRE continuously analyzes new transactions, configurations, rules, and decisions and uses this increased intelligence to drive further automation and deliver better insights to our customers, which in turn we believe will continue to accelerate the adoption of our data management cloud.
Our platform also consists of a wide range of interoperable data management products, including data integration, API and application integration, data quality, master data management, customer and business 360 applications, data catalog, data marketplace, and governance and privacy. These products leverage our platform’s shared services and can be consumed from our SaaS-based cloud offering, which is run on Amazon Web Services ("AWS"), Microsoft Azure and Google Cloud Platform, and can also be deployed as a self-managed service in our customers’ cloud, hybrid, or on-premises environments. We process mission-critical workloads and the growth of our cloud-based platform has led to the number of cloud transactions on our platform, which is a measure of data processed, increasing from 0.2 trillion per month in 2015, to 53.0 trillion per month as of December 31, 2022. Our cloud annual recurring revenue ("ARR") as of December 31, 2022 was $451.2 million, compared to $317.0 million as of December 31, 2021, representing year-over-year growth of 42%.
Our platform has been adopted by organizations across a wide variety of industries and sizes. We believe data management is an area in which companies are continuing to invest, and we are seeing continued success with our enterprise-focused sales motion. As of December 31, 2022, we had approximately 5,600 active customers in approximately 100 countries and territories worldwide, including 9 of the Fortune 10, 85 of the Fortune 100 and

912 of the Global 2000. As our customers generate more data, they typically increase their usage of our platform by adding new use cases, adopting more products, or adding more users. We are a strategic partner to our customers in their modernization and digital transformation initiatives. Customers spending more than $100,000 in subscription ARR increased by 15% year-over-year to 1,916 customers and customers spending more than $1 million in subscription ARR increased by 35% year-over-year to 206 customers.
We believe this is a direct result of our relentless focus on customer satisfaction. We received a "Strong" rating in the support/account management category in the 2022 Gartner® Vendor Rating report1. In 2022, the Technology & Services Industry Association® ("TSIA"), the leading association for technology and services association, inducted us into the “Hall of Fame” as a winner in five TSIA STAR award categories since 2020. In 2022, the TSIA also awarded us the 2022 STAR Award for innovation and excellence in three key categories: Customer Growth & Renewal, Customer Success, and Support Services Automation. We also earned the J.D. Power Certified Assisted Technical Support distinction for the second consecutive year. This distinction recognizes us for delivering “An Outstanding Customer Service Experience” to North American customers.
We sell our solutions through a combination of our global direct sales team and a network of strategic partners. Our strategic partners, including cloud hyperscalers, cloud data platforms, global system integrators, and value-added resellers, help extend our sales presence and accelerate the adoption of our platform globally. We collaborate with cloud hyperscalers and cloud data platforms to help our shared customers accelerate their migration to the cloud and modernize their data and analytics strategies.
For the years ended December 31, 2022, 2021 and 2020, revenue was $1,505.1 million, $1,444.1 million and $1,323.1 million, respectively, representing year-over-year growth of 4% and 9%, respectively. Total ARR, which consists of Subscription ARR plus maintenance ARR, was $1,517.1 million, $1,360.2 million and $1,160.4 million, at December 31, 2022, 2021 and 2020, respectively, representing year-over-year growth of 12% and 17%, respectively. Subscription ARR was $994.2 million, $802.3 million and $607.2 million, as of December 31, 2022, 2021 and 2020, respectively, representing year-over-year growth of 24% and 32%, respectively. For the years ended December 31, 2022, 2021 and 2020, net loss was $53.7 million, $99.9 million and $167.9 million, respectively, and Adjusted EBITDA was $371.6 million, $377.4 million and $399.6 million, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” for a description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States ("GAAP").
The Intelligent Data Management Cloud
Our data management cloud allows our customers to connect, manage, unify, govern, and secure data across multi-cloud, hybrid environments. We offer our platform as a SaaS offering deployed on all major public cloud platforms (AWS, Microsoft Azure and Google Cloud Platform) and also sell our products that customers deploy in their own self-managed private and public cloud environments.
Our data management cloud is deployed across the enterprise data landscape to create a unified system of record of metadata, which is highly rich and contextualized information about enterprise data. This unified metadata acts as a single source of truth about enterprise data that our customers can access in our cloud control plane. Our data management cloud leverages AI-powered algorithms to help customers utilize their data faster, make contextual recommendations about data relationships, uncover novel insights about their data and automate previously manual tasks.
Our data management cloud is cloud native, built on a modern microservices-based API-powered architecture. It is both elastic and serverless, and allows customers to integrate, synchronize, and relate all of their data, applications, and processes in any part of a multi-cloud or hybrid as well as self-managed environments. Our cloud-native approach helps organizations design, build, modernize and operationalize their data and benefit from the agility, scalability, and low cost of the cloud. Our data management cloud consists of a series of shared services
1 Source: Gartner Vendor Rating: Informatica, Robert Thanaraj, et al 5 December 2022
Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with research to this research, including any warranties of merchantability or fitness for a particular purpose. GARTNER is a registered trademark and service mark of Gartner, Inc. and/or its affiliates in the U.S. and internationally and are used herein with permission. All rights reserved.

combined with a wide range of interoperable data management products and is designed to be extensible to avoid vendor and technology lock-in.

Our Platform
Our platform enables organizations to scan, discover, collect and organize metadata across all data sources within an enterprise. Data users are able to discover structured and unstructured data wherever it resides, across geographies, databases, file systems, and applications. Organizations can also understand who is using the data, the quality of the data, where the data resides, and how it is moving through applications, systems, databases and other data sources. Our data management cloud leverages over 50,000 metadata-aware connections and 18 petabytes of active metadata in the cloud that continuously scan our customers’ data to create rich and highly contextualized metadata to create and manage a metadata system of record that acts as a single source of truth about their data.
Our data management cloud offers a low code / no code user interface that leverages the metadata system of record to create an abstraction layer of data processes and services that is designed to make it quick and easy for users to design data pipelines, build integrations, deploy data quality checks and quickly bring disparate data sources together to build a single source of truth. Our low code / no code user experience can enable non-technical users and technical users, including data scientists and data architects, to go directly from ideation to implementation with minimal IT support, accelerating the time-to-market of data-driven initiatives.
Our data management cloud also includes a comprehensive, holistic and integrated Operations Insights monitoring service that, when combined with our extensive data connector libraries, allows for comprehensive monitoring of all data management workloads operated on our platform. Data users and business leaders have an in-depth view of all data pipelines and data management operations across the enterprise, and a single pane view of the health of their data processes. Key features of our Operational Insights service include:
•predictive analytics to analyze resource consumption and automated forecasting to help organizations operate, scale and reallocate resources;
•auto-scaling of computing resources to efficiently manage capacity and rapidly meet dynamic consumption needs;

•AI-based recommendations to identify potential user errors and exceptions;
•rule-based notifications and automated alerts to administrators of any potential issues or actions that require attention; and
•comprehensive multi-cloud, hybrid architecture support with the ability to monitor both cloud-native multi-tenant services and self-managed data management products.

CLAIRE
CLAIRE is our AI engine that powers intelligence and automation across our platform and portfolio of products. CLAIRE is designed to manage petabytes of active metadata and deploys a broad spectrum of AI algorithms to automate tasks and data processes to deliver thousands of hours of time and cost savings for our customers. Key features of CLAIRE include:
•a search engine to rapidly discover data assets;
•contextual recommendations to match data to business needs;
•automation of data management operations spanning integration, quality, protection, and matching;
•natural language processing to auto generate business rules for assessing and auto deploying data quality assessments and reporting measurements; and
•intelligent and automated matching and merging of related datasets to build a single source of truth at the petabyte scale.
CLAIRE’s insights and automation reduces the potential business impact from bad data and the need to manually review individual data points in massive data sets, saving significant amounts of time. As CLAIRE analyzes more data and business rules, its recommendation engine becomes more accurate and the sophistication of its automation increases.
Key Benefits to Our Customers
Our data management cloud enables our customers to:
•Embrace the full benefits of the public cloud. Our data management cloud helps customers accelerate the migration of their self-managed workloads to the cloud. Our data management cloud modernizes our customers’ applications and data management capabilities to accelerate migrations to the cloud, allowing them to embrace innovation, create digital-first business models, reduce operating costs, and generate new revenue streams.
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
•Democratize secure, governed data across the organization. Our data management cloud helps our customers provide their data consumers with governed, secure, and high-quality data for their business analytics or other use cases.

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
•Faster time to market and lower total cost of ownership.    Our full suite of data management capabilities combined with CLAIRE’s AI automation capabilities allows organizations to standardize their enterprise data management needs on a single extensible platform with a unified metadata view, thereby accelerating their data-driven strategies and providing a cost-efficient, highly automated solution relative to a combination of unrelated vendor tools.

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
•Expand within existing customers.    We have a strong track-record of expanding within our existing customers. We believe there are significant cross-sell and upsell opportunities within our existing customer base by adding new products, addressing new workloads, and growing with our customers’ overall data footprint. In addition, we intend to assist our customers in migrating their traditional self-managed data management applications to our cloud solutions.
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
•Transition to a cloud-only strategy.   We are completing the pivot to our cloud-only strategy by prioritizing cloud-only organic growth and continuing investment in innovation for our cloud-based IDMC suite of solutions, while reducing our emphasis on self-managed solutions. We believe that a cloud-only model will allow us to simplify the organization from hybrid to cloud, create operational efficiencies and synergies by aligning our sales team in furtherance of this strategy, and improve our speed of execution.
•Continue to grow and develop our partner ecosystem.    Our strategic partners—including cloud hyperscalers like AWS, Microsoft Azure, Google Cloud Platform and Oracle Cloud; cloud data platforms like Snowflake, Oracle and Databricks; global system integrators like Deloitte, Accenture and Cognizant; and our value-added resellers and distributors—help extend the reach of our go-to-market strategy and accelerate the adoption of our platform. We plan to continue investing in R&D to maintain product support and compatibility with our strategic partners, and we intend to further build out our partner program to broaden our distribution footprint globally and drive greater awareness and consumption of our products.
•Continue to expand our international business.    We believe that the addressable market for our platform in EMEA and Asia-Pacific is substantially larger than our current market penetration. As enterprises around the world increase their public cloud adoption, we see a significant opportunity to expand the use of our cloud products outside of North America.
Our Products
Our platform includes a wide range of interoperable data management products that leverage the underlying shared platform services to deliver analytics, business 360, data democratization and modernization solutions to our customers at scale. Our products can be consumed from our SaaS-based cloud offerings currently available across AWS, Microsoft Azure and Google Cloud Platform, and can also be deployed as a self-managed service in our customers’ cloud, hybrid or on-premises environments.

Data Integration:    Data engineers, Extract-Transform-Load ("ETL") developers, and citizen integrators have the ability to use our products to ingest, transform and integrate data spanning departmental to enterprise scale workloads. These workloads include diverse and distributed data sources in multi-cloud, hybrid environments. The breadth and depth of our Data Integration capabilities accelerate the aggregation and processing of data to ready it for analytics, data science and enterprise reporting initiatives. Leveraging a simple graphical design experience, users can develop workloads across ETL, Extract-Load-Transform ("ELT"), real-time and streaming data integration patterns. The primary difference between the traditional ETL and the modern ELT workflow is when data transformation and loading take place. In ETL workflows, data extracted from data sources is transformed prior to being loaded into target data platforms. Newer ELT workflows have data being transformed after being loaded into the data platform of choice.

Our products are designed to integrate structured and unstructured data across self-managed and cloud-native applications, databases, business intelligence tools, data modeling tools, data lakes, data warehouses, mainframes, messaging systems, file systems and IoT devices. CLAIRE AI enables greater data integration productivity by automating the design and development of business logic to process data.
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
Data Quality:    Data stewards and business analysts can use our Data Quality ("DQ") products to profile, cleanse, standardize, and enrich data using an extensive set of prebuilt data quality rules to deliver accurate, complete, and consistent data. Data Quality products are designed to produce clean and trusted data supporting governance, regulatory compliance, analytics, and other enterprise reporting initiatives. Our CLAIRE AI engine automatically generates data quality rules from plain text functional specifications for business users. CLAIRE leverages data profiling to continuously monitor and identify quality issues and then can automatically deploy fixes to promote high data quality. Our Data Quality products contain over 660 unique pre-built data quality rules for data domains, geographies and industries, and process data quality rules for 57.2 billion rows of data per month as of December 2022.
Master Data Management:    Our Master Data Management ("MDM") products allow data stewards and business analysts to create an authoritative single-source view of all business-critical data from internal and external sources across multiple data domains, including customers, locations, assets, employees and many other domain types. CLAIRE automates the matching, linking and merging of master data from several disparate, duplicate, and conflicting data sources scaling from millions to billions of data records. This information is de-duplicated, reconciled and enriched, thereby enabling it to become a consistent, reliable source. Once created, this master data can serve as a trusted view of business-critical data that can be managed and shared across the enterprise to promote accurate reporting, reduce data errors, remove redundancy, and help workers make better-informed business decisions.
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

Data Catalog:    Our AI-powered Data Catalog enables organizations to discover, classify and organize data assets to provide a comprehensive inventory of data assets across the enterprise. Data consumers of all experience levels are enabled to use our Enterprise Data Catalog ("EDC") product to quickly find, access, and understand enterprise data using a simple Google-like search experience. Data Catalog allows organizations to spend less time finding data thereby accelerating analytics and modernization projects and enables them to implement end-to-end data governance programs. Cutting across departmental data silos, CLAIRE automatically discovers, tags, and classifies data and identifies data relationships and data provenance. CLAIRE-based recommendations are designed to guide users to the most trusted and relevant data, improving business outcomes and driving greater data consumption.
Data Marketplace: Our Cloud Data Marketplace ("CDMP") delivers an Amazon-like cloud “shopping” experience for data consumers that enables data and analytics leaders to easily democratize and share data and AI models across the organization to facilitate data-driven decision making. A cloud storefront along with order management and automated, governed data delivery capabilities enable organizations to break down data silos and allow data consumers of all skill levels to find, understand, trust and access relevant data for their business priorities. Cloud Data Marketplace fosters data literacy, supports a data-driven culture, and enables collaboration among data owners and consumers to turn governed, trusted data into data driven insights for the business.
Governance and Privacy:    Data professionals can use our Data Governance and Data Privacy ("DG&P") products to govern data, help ensure compliance with industry and corporate policies, manage data as an asset and reduce the risk of a data breach. These products enable organizations to deliver and consume trusted and protected data across the enterprise, increasing the value of data while reducing risk associated with compliance. Users define governance and privacy policies through an intuitive interface while CLAIRE automatically links these policies to actual enterprise data to ensure data governance rules are not only documented but also implemented and tracked consistently across the enterprise.
IDMC Architecture
Our platform is based on a multi-tenant, multi-cloud, microservices-based architecture hosted on AWS, Microsoft Azure and Google Cloud Platform. It leverages intelligence resource management, auto-scaling, and partitioning logic to manage our compute and storage footprint, thereby driving resiliency, performance and efficiency. Our cloud platform runs globally across multiple regions and within each region our microservices are distributed to avoid single points of failure in order to ensure fault tolerance even in the case of full physical data center outage. Our platform architecture consists of four critical components:
•High-performance connectors for cloud and on-premises data sources and targets;
•Optimized data processing engines;
•Metadata and data intelligence; and
•Distributed multi-cloud control plane

High performance connectors for cloud and on-premises data sources and targets:    Connecting and accessing data is an essential capability across all data management services. Our platform’s high-performance connectivity enables accessing data for multiple integration patterns including real-time, change data capture, batch, streaming or API. Our platform’s connectivity spans over 50,000 metadata-aware connections and 18 petabytes of active metadata in the cloud that can access applications, databases, business intelligence tools, data modeling tools, data lakes, data warehouses, mainframes, messaging systems, file systems, IoT devices and other critical enterprise data repositories.
Optimized data processing engines:    Our platform offers multiple data processing options optimized for data volumes, types, latency and data management operations. Our platform supports unstructured data, complex hierarchical data and relational data types, deployed within our elastic and serverless compute environment. Our platform also offers flexibility of deploying these data management operations on third party compute platforms leveraging advanced pushdown optimization to AWS Redshift, Microsoft Azure Synapse, Google Cloud Big Query, Snowflake, Oracle and Databricks. Depending on the size of data, data locality, pattern of integration and ecosystem, our platform will select the best processing method.
•Elastic and serverless processing.    For large batch (petabyte scale) processing, our platform uses elastic and serverless Spark-based processing.
•Pushdown optimization.    For data to be transformed within a database or system, our platform uses advanced pushdown optimization ("ELT") to enhance performance. For example, customers can use IDMC to push down data processing workloads natively to cloud data warehouses such as Snowflake.
•Secure hybrid architectures.    For hybrid workloads where data is located within the customer firewall, IDMC provides a secure agent to support hybrid deployment architectures.
•Integration and workflow orchestration engine.    For real-time and process integration across multiple applications supporting business processes, our platform provides a business process orchestration engine to manage the integrations and workflows.

Metadata and data intelligence:    Leveraging our portfolio of AI and machine learning algorithms applied to various metadata types (e.g., technical, business, operational, usage, social), our platform provides intelligence and automation across all data management services. By scanning and managing metadata from a wide variety of sources including databases, applications, files, cloud platforms, mainframes, big data stores, BI tools, ETL tools, modeling tools, hand code and scripts, context is captured through a metadata graph database to deliver a metadata system of record and automation recommendations for enterprise data management operations. Our platform manages a total of 18 petabytes of active metadata to automate tasks and processes, delivering thousands of hours of time and cost savings for our users.
Distributed multi-cloud control plane:    Our platform’s distributed multi-cloud control plane consists of a series of highly available, modular, scalable microservices deployed on AWS, Microsoft Azure, Google Cloud Platform and Oracle Cloud that implement core capabilities such as design and development experiences, policy definitions, access control, security, and operational management. The control plane orchestrates interactions across the high performance connectors, optimized data processing engines, and metadata intelligence and data management services to deliver a unified experience supporting an agile data management development lifecycle across a wide variety of users and skill sets, including business users, technical users and administrators.
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
Our Customers
We sell our platform to approximately 5,600 customers in approximately 100 countries and territories worldwide as of December 31, 2022. Our platform is used globally by enterprises of all sizes across a broad range of industries, including some of the world’s largest enterprises, government agencies, and high-profile brands that trust us with their data management needs. No customer accounted for more than 10% of our revenue in any of the last three years. As of December 31, 2022, our customers included 9 of the Fortune 10, 85 of the Fortune 100, and 912 of the Global 2000. The number of customers that contributed more than $1 million in Subscription ARR was 206, 153 and 104 as of December 31, 2022, 2021 and 2020, respectively. For the same periods, the number of customers that contributed more than $100,000 of Subscription ARR was 1,916, 1,660 and 1,361, respectively.
Our Partners
Our partner strategy is focused on delivering complete end-to-end solutions for our customers, driving general awareness of our platform, and broadening our distribution and reach to new customers. We actively work with four types of partners:

Cloud Platform Partners. We have strategic partnerships with the leading cloud hyperscalers including AWS, Microsoft Azure, Google Cloud Platform and Oracle Cloud. These partnerships enable our customers to deploy on the platform of their choice and take advantage of the benefits of a multi-cloud, hybrid infrastructure. Customers can also access our products via AWS, Microsoft Azure and Google Cloud Platform marketplaces. We collaborate with our hyperscaler partners to produce new joint, integrated offerings and drive sales by focusing on unique customer problems and use cases. For example: (i) in 2022, we launched new Data Loader service for cloud data warehouses that is integrated with the product experiences of Google BigQuery, Amazon Redshift, Snowflake and Azure Synapse to accelerate new data lakes and data warehouses; (ii) we have joint cloud migration and modernization programs with AWS, Microsoft Azure, Google Cloud Platform and Oracle Cloud providing customers with a faster, cost-effective path to modernize to the cloud; (iii) we announced new integrations with AWS services to democratize data management to data engineers and data science communities with integration between InfaCore and Amazon Sagemaker and integration of AWS Data Exchange with our Cloud Data Marketplace; and (iv) we are a Premier Google Cloud Platform Partner and a Strategic Partner for Google Cloud Platform Analytics Data Platform Migration, a SAP Smart Analytics priority solution plays and we were also recognized by AWS as their 2022 Global Design Partner of the Year and their 2022 North America Data and Analytics Partner of the Year.

Cloud Technology Partners. We also have strategic partnerships with leading cloud technology partners, including AWS, Oracle, Snowflake and Databricks. These partnerships enable optimized data processing, spanning data integration, governance and cataloging to support a seamless user experience. We collaborate with our cloud technology partners to support new innovations in data processing. For example, in 2022, we announced three new innovations with AWS: (i) the embedding of Informatica Data Loader on AWS into Amazon Redshift console, allowing customers to move from data ingestion to insights in minutes; (ii) support by Informatica Data Marketplace of AWS Data Exchange, offering customers a self-service data marketplace; and (iii) support by Informatica INFACore of Amazon SageMaker Studio, simplifying management of complex data pipelines for building and deploying machine learning ("ML") models. In May 2022, we also announced a strategic partnership with Oracle to bring our data integration and governance products to Oracle Cloud Infrastructure ("OCI"), and Oracle named us as a preferred partner for various solutions on OCI. We also work closely with Snowflake, and expanded our partnership to include new product innovations to drive value for our shared customers. With the new Informatica Enterprise Data Integrator, a native application currently in development in the Snowflake Marketplace, customers will be able to use the power of the IDMC Platform to integrate a wide range of enterprise application data in the Snowflake Data Cloud. In 2022, we also announced that Informatica Data Loader is available for Databricks. In 2021, we launched cloud-native support for Databricks SQL which provides integration that extends beyond data integration to data cataloging and end-to-end data governance.

Global System Integrators. We have deep relationships with leading global system integrators, such as Deloitte, Accenture, Cognizant, Capgemini, KPMG, Wipro, and TCS. We have over 15,000 certified Informatica professionals across these partners, and work closely with these integrators on the data management portion of their client engagements. We co-create and co-sell solutions to solve customer needs where we combine the power of our innovation and their services to deliver against the customer business objectives.

Channel Partners. We have a scaled and well-defined alliances program where we partner with value-added resellers and distributors across the world to expand our reach in international markets. Our relationship with these channel partners ranges from fulfilment services to co-sell or independent resell in some markets.
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
Sales and Marketing
We sell our solutions primarily through a global direct sales team, which consists of field sales, technical sales, inside sales and partner sales professionals segmented by customer size and region. Our direct sales team is focused both on new customer acquisition and driving expanded use of our products with existing customers, as well as fostering long-term collaborations to drive their multi-year journey to the cloud. The breadth of our platform offerings allows us to engage at many levels of an organization and across many key buying personas and functional centers including, for example, the chief data officer’s organization, the chief information officer’s organization, and line of business buyers like within the chief marketing officer's organization and chief financial officer's organization. The substantial majority of our global sales and marketing efforts are carried out by teams located in North America, EMEA and Japan. In Asia-Pacific, we go to market with a combination of direct sales and channel alliances.
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
Customer Support and Success
We support our customers through a global customer support and success team consisting of approximately 900 employees as of December 31, 2022, primarily based out of 10 locations worldwide anchored around our major delivery hubs in Redwood City, London and Bangalore. The primary objective of this team is to support our customers; helping them to realize optimal business value from our products by providing the right subject matter expertise to accelerate value creation. Our delivery framework is the right blend of people and technology, powered by a technology platform to interact with our customers and offer digital knowledge assets tailored to the customer persona for in-depth guidance on how to drive business outcomes with Informatica solutions. This team also manages customer renewals, and our renewal rates for subscription and maintenance in 2022 were 94% and 96%, respectively. Our Customer Satisfaction ("CSAT") score for the fourth quarter of 2022 was 4.7/5.0, with approximately 77% of our customers who responded to the survey rating us 5/5. The CSAT score is determined based on an internal survey of customers following the close of any support case, whereby customers rate their experience between 1 and 5 (with 5 being the highest). We achieved a 14% response rate for this survey and therefore the results may not be reflective of our broader customer base.
Research and Development
We manage our research and development costs with strategic development centers across the globe–Redwood City, California; Toronto, Canada; Stuttgart, Germany; Dublin, Ireland; and Bangalore, India. With over 2,200 full-time employees dedicated to research and development as of December 31, 2022, we spend over $300 million annually in research, development and related activities to advance our platform roadmap. On the partnership front, we are heavily invested in joint innovation and joint solutions with the major hyperscalers and cloud platforms (i.e., AWS, Microsoft, Google Cloud Platform, Oracle Cloud, Snowflake, Databricks). For additional information on our technology collaborations, see the section titled “—Our Partners.”
Competition
The markets we serve are highly competitive and rapidly evolving. With the launch of Informatica IDMC, we believe we are the first data management vendor to offer enterprises a single cloud platform serving a comprehensive range of data management requirements. Our competition includes the following:
•Hand-coded custom-built solutions developed by internal IT teams;
•Point solution vendors that compete with one or more of our products;
•Cloud service providers ("CSPs") with limited platform-specific capabilities in data management; and
•Full stack software vendors that compete in the data management solutions market.
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
In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning climate-related matters, privacy, data protection, spam, data storage, data localization, content regulation, cybersecurity, sanctions and export controls, government access to personal information and other matters that may be applicable to our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows and evolves, as an increasing portion of our business shifts to the cloud, and as our solutions are used by additional groups, we will become subject to laws and regulations in additional jurisdictions. For additional information, see the section titled “Risk Factors—Risks Related to Regulation.”

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
Our commitments under the Privacy Shield Principles are subject to the investigatory and enforcement powers of the U.S. Federal Trade Commission. In addition, our publication of our privacy policy and other statements regarding privacy and security may subject us to investigation or enforcement actions by state and federal regulators if they are found to be deficient, lacking transparency, deceptive or misrepresentative of our practices. We also may be bound from time to time by contractual obligations, including standard contractual clauses relating to personal data and business associate agreements that impose certain obligations and restrictions upon us relating to our handling of protected health information regulated by the Health Insurance Portability and Accountability Act of 1996. The laws and regulations relating to privacy data protection and information security to which we are subject, as well as their interpretation, are evolving and we expect them to continue to change over time. For example, in 2016 the European Union adopted the General Data Protection Regulation ("GDPR"), a broad regulation governing data privacy, which became effective in May 2018 and replaced the Data Protection Directive. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20,000,000 or 4% of worldwide revenue. In the United Kingdom ("UK"), legislation similar to the GDPR has been adopted that provides for a penalty structure similar to the GDPR. Although the European Commission adopted an adequacy decision for the UK in June 2021 that allows for the continued flow of personal data from the EU to the UK, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption. It remains to be seen how the United Kingdom’s withdrawal from the EU will impact the manner in which United Kingdom data protection laws or regulations will develop and how data transfers to and from the United Kingdom will be regulated and enforced in the longer term.

Additionally, several states have begun enacting new laws relating to privacy and data security. For example, the California Consumer Privacy Act ("CCPA"), among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. Moreover, a new privacy law, the California Privacy Rights Act ("CPRA") was approved by California voters in the election on November 3, 2020. The CPRA created obligations relating to consumer data beginning on January 1, 2022, with enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states have also enacted or proposed similar data privacy laws. For example, Virginia, Colorado, Utah, and Connecticut have all enacted legislation that have, or will, become effective in 2023. The effects of the CCPA, CPRA, and other evolving privacy laws in the United States are significant and have required, and may require, us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. More generally, the various privacy, data protection and data security legal obligations that apply to us, and their interpretation and enforcement, may evolve in a manner that relates to our practices or the features of our applications or platform. We may need to take additional measures to comply with the changes in our legal obligations and to maintain and improve our information security posture in an effort to avoid information security incidents or breaches affecting personal information or other sensitive or proprietary data.
Our security policies, procedures, and controls are routinely audited and attested by third parties for compliance, certification, or adherence to industry security standards and regulations, such as SOC 1 Type II, SOC 2 Type II, HIPAA, UK Cyber Essentials, ISM Protected, GxP/CGMP and FedRAMP. Our cloud products maintain the American Institute of Certified Public Accounts ("AICPA"), SOC 1® [IICS only], SOC 2®, and SOC 3® attestation reports based on the trust services criteria relevant to security, availability, and confidentiality (applicable trust services criteria) set forth in TSP section 100, 2017 AICPA, Trust Services Criteria, commonly known as the AICPA Systems and Organizational Control (SOC 2®, and SOC 3®). Informatica also maintains compliance with the Health Insurance Portability and Accountability Act ("HIPAA") Security Standards for the Protection of Electronic Protected Health Information (HIPAA Security Rule), and the Notification in the Case of Breach of Unsecured Protected Health Information enacted as part of the American Recovery and Reinvestment Act of 2009 (HITECH Breach Notification Requirements), as described in Part 164 of CFR 45, commonly known as HIPAA/HITECH. Our self-managed MDM products and cloud-based Master Data Management ("MDM") products earned Letters of Compliance for GxP, also known as cGMP (Current Good Manufacturing Practice), relevant to pharmaceutical industries. In November 2021, our MDM Cloud Edition product, operating in the Australia AWS region, earned an ISM Protected letter of compliance. In February 2022, our IICS cloud product - operating in AWS GovCloud, achieved its first FedRAMP Moderate Authorization To Operate ("ATO") sponsored by the U.S. Department of State, and Texas-RAMP Level 2 compliance.
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
As of December 31, 2022, we had over 6,000 full-time employees, including approximately 2,200 in product development, 1,600 in sales and marketing, 1,600 in operations and customer support, and 600 in general and administrative. As of December 31, 2022, over 4,100 of our employees were located outside the United States, with approximately 2,700 of our employees located in India. None of our U.S. employees are covered by collective bargaining agreements. However, in certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages.
Diversity and Inclusion
We are proud to be a global leader in the promotion and practice of diversity and inclusion. In addition to having offices and employees all over the world, we take pride in and celebrate our cultural diversity. Informatica searches the globe for top talent in an effort to recruit and hire diverse individuals with a variety of skills, experiences, and backgrounds. Our objective is to continue to improve our hiring, development, advancement, and retention of diverse talent and to foster an environment of inclusivity, diversity, equity and belonging ("IDEB"). Our employees are key contributors to supporting our IDEB vision with employee resource groups, postings and education on our IDEB site, organized wide celebrations, speakers, and community outreach.
We require our employees and managers to participate in training programs directed at maintaining a harassment-free, diverse, and secure workplace. With our diverse employee population, we uphold the rights to work in an environment that promotes equal opportunity and prohibits discriminatory practices against race, color, national origin, ancestry, caste, medical condition, religious creed (including religious dress and grooming practices), marital status, registered domestic partner status, sex, sexual orientation, gender identity and expression, genetic characteristics and information, age, veteran status, or any other protected characteristic. We are committed to cultivating a respectful workplace and preventing harassment in all its forms.
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
While our employees have been working remotely throughout most of 2020 and 2021, in 2022 we began the process of reopening our buildings and returning employees to the workplace. We are committed to the health and safety of our employees and their families and are taking precautions to ensure employees have a smooth and safe transition. We recognize that providing our teams with some flexibility to decide whether they want to work in office, remotely, or a combination of both, is critical for supporting their mental and physical well-being. We will continue to explore opportunities for providing an engaging and connected culture regardless of where our teams work.
Our workforce continues to operate remotely where necessary, and it remains our priority to provide support for our employees, partners, and customers. We are fortunate that the nature of our business allowed us to successfully operate on a work-from-home basis and in this new dynamic hybrid environment. We have been able to successfully adapt to the current challenges and deliver results despite the pandemic while continuing to protect the health and safety of our workforce and customers.

Compensation and Benefits
We provide robust market-based compensation and benefits to our employees. In addition to competitive base salaries, all qualified employees are eligible for variable pay and to participate in our Employee Stock Purchase Plan ("ESPP").
To support the health and wellness of our workforce, we offer premium health coverage with minimal out-of-pocket contributions for our global employees as well as a number of other welfare programs for added security. Employees also are well supported in their time-off needs.
Training and Development
We believe every employee can make a difference and can shape their career at Informatica, so we empower them in their roles to explore various career paths. We assist employees as they grow in a role in general career advancement with access to both on-line, classroom and virtual training. Employees have access to both a rich array of technical and professional development opportunities.
Communication and Engagement
Frequent and transparent communications are paramount at Informatica to engage and inform our teams. We utilize multiple communication channels to ensure our employees and managers receive timely information regarding the business strategy, product and service releases, financial results and priorities; as well as how to stay connected.
Intellectual Property
Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As of December 31, 2022, we had 23 patent applications filed and 114 patents issued in a variety of jurisdictions. Our issued patents are scheduled to expire at various times through February 2041. In addition, we have registered identifiers important to our business including “Informatica” and “CLAIRE” as trademarks in the United States and other jurisdictions. We are also the registered holder of a variety of domestic and international domain names that include “Informatica” and similar variations. In addition to the protections provided by our intellectual property rights, as part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. Where appropriate, we have also entered into patent cross-license agreements with third parties, thereby acquiring additional intellectual property rights which preserve our ability to pursue normal business activity and minimize our risks in entering new and adjacent technology markets.
Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products and services that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third parties may also claim that our platform infringes their intellectual property rights. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us or our customers or channel partners, whom our license or other agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain services or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected subscriptions or services, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. We are not aware of any current infringement of any third-party patents or other proprietary rights by us, although we cannot guarantee this is the case. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business. For a further discussion of our intellectual property rights, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

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

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become factors that affect us. If any of the risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should consider. These risks include, but are not limited to, the following:
•If we are unable to attract and retain customers, our future results of operations could be harmed.
•Our business and revenue have been adversely affected and could in the future be adversely affected by macroeconomic factors in the global economy, including those related to inflationary pressures, shifting foreign exchange rates, geopolitical disruptions, and the effects of global health crises, such as the COVID-19 pandemic.
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

•If our existing customers terminate or do not renew their subscriptions or maintenance contracts, it could have an adverse effect on our business and results of operations.

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

•Legal and regulatory changes in jurisdictions in which we do business, including regulations relating to localization and transfer of personal and other regulated types of data, and changes in the manner in which those laws and regulations are interpreted and enforced, could impose additional costs on the operation of our products and services, require changes in their functionality, or reduce customer demand.

•The loss of our key personnel, an increase in our sales force personnel turnover rate or decrease in sales force productivity, or the inability to attract and retain additional personnel could adversely affect our ability to grow our company successfully and may negatively impact our results of operations.
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
Our business and revenue have been adversely affected and could in the future be adversely affected by global macroeconomic factors, including those related to inflationary pressures, geopolitical disruptions, and the effects of global health crises such as the COVID-19 pandemic.
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to inflationary pressures and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. In 2022, our revenues were subject to increased foreign currency exchange volatility, resulting in a negative impact of approximately $48 million from foreign currency exchange rates year-over-year. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, in 2022 we experienced lengthening sales cycles, a decrease in pipeline conversion rates and slower revenue growth. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
Additionally, the effects of global health crises such as the COVID-19 pandemic have impacted and may continue to directly or indirectly impact our business, results of operations, and financial condition as a result of measures which have previously, and in the future may be, taken to mitigate the spread of COVID-19. Our customers have experienced, and may continue to experience, disruptions in their operations, which have resulted in delayed, reduced, or canceled orders and requests for renegotiation or extended payment terms. Due to our subscription-based business model, the effects of any global health crisis may not be fully reflected in our results of operations until future periods. Further, while COVID-19 related restrictions have eased in many locations, evolving and uncertain conditions relating to the pandemic may continue to impact our operations globally as the virus continues to mutate and severe infection rates fluctuate. For example, we have a significant number of research and development, customer support, and general and administrative personnel located in India, which continues to be impacted by COVID-19.
The full extent of the impact of current macroeconomic factors, including those related to inflationary pressures, foreign exchange rates, geopolitical disruptions, and the effects of global health crises such as the COVID-19 pandemic, on the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control. To the extent these factors adversely affect the Company’s business, results of operations, and financial condition, this may also have the effect of heightening many of the other risks described in this section.

A security breach or incident may compromise the integrity of our products, create service outages for our hosted products, or allow unauthorized access to our network or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to maintain the security and integrity of our product source code and the computer systems that are used to develop and host our products. However, the threats to computer systems, networks and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” ransomware attacks, malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network, and the information they store and process. These risks and threats are heightened by many of our employees and service providers working remotely. Additionally, cybersecurity researchers have warned of heightened risks of cybersecurity attacks, in connection with the military conflict between Russia and Ukraine. During the second half of fiscal 2022, we wound down operations in a small (29 person) engineering office in Kazan, Russia. Like all cloud service providers and organizations, our cloud software and enterprise networks could be affected by incidents caused by cyber activists sympathetic to the conflict. The impact of such an incident could disrupt the proper functioning of our products, create a service outage for our cloud services, cause errors in the output of our customers’ work, allow unauthorized access to, or use, disclosure, loss, acquisition, modification, unavailability, destruction or other processing of, sensitive, proprietary or confidential information of ours or our customers, and cause other destructive outcomes. If any actual or perceived cybersecurity attack or security breach or incident affecting us or our products or services were to occur, our reputation may suffer, customers may stop buying our products and services, we could face claims, lawsuits and other proceedings by governmental and private actors, could face fines and other potential liability, and could find it necessary or appropriate to expend significant capital and other resources to alleviate problems caused by the cybersecurity attack or security breach or incident, and our business, results of operations and financial condition could be negatively affected. We and our service providers may face difficulties or delays in identifying, remediating and otherwise responding to any cybersecurity attack or other security breach or incident.
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
In addition, we have acquired a number of companies, products, services and technologies and may continue to do so in the future. As a result, we may inherit additional IT security issues when we integrate these acquisitions. Throughout our history, our self-managed products have accrued historical potential security vulnerabilities. As we migrate these products and underlying features and components to our cloud platform, many of these vulnerabilities are addressed, but some may persist. These potential vulnerabilities are reviewed according to our risk-based process that considers the residual risk based on compensating controls and other factors. Within our self-managed products, some existing vulnerabilities may become more impactful over time and some vulnerabilities may be newly discovered along with the normal course of security vulnerability disclosure. These vulnerabilities may require significant unplanned engineering effort and cost to resolve and redistribute to customers who remain on the self-managed version of our software.

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
We have experienced rapid subscription revenue growth in recent periods. We recognized subscription revenues of $857.2 million, $747.7 million and $593.8 million, representing 99%, 96%, and 90% of total software revenue for each year, for the years ended December 31, 2022, 2021 and 2020, respectively. The year-over-year growth rates for subscription revenue were 15%, 26%, and 26% for the years ended December 31, 2022, 2021 and 2020, respectively, as a result of year-over-year additions of $109.5 million, $153.8 million and $122.1 million in subscription revenue for those same periods. As we increase our total subscription revenue in any given period, it requires higher year-over-year increases in the absolute value of new subscription revenue to maintain the same percentage growth rate. As a result, our current subscription revenue growth rates may not be indicative of our future subscription revenue growth rates, they may be adversely impacted by foreign exchange rates, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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

If our existing customers terminate or do not renew their subscriptions or maintenance contracts, it could have an adverse effect on our business and results of operations.
We expect to derive a significant portion of our Subscription ARR from our existing subscription customer base. For the year ended December 31, 2022, approximately 90% of our total Subscription ARR was generated from existing subscription customers. As a result, achieving a high renewal rate of our subscriptions is critical to our business. Our customers typically have no contractual obligation to renew their subscriptions after the completion of their then current subscription term, which is typically one to three years, and certain of our customers have a right to terminate during the subscription term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our platform or our customer support, our products’ inability to integrate with new and changing technologies, the perception of frequent or severe subscription outages, delays or lags in our product uptime or latency, and a mismatch in the pricing of our products and competing offerings.
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
Furthermore, in 2022, we had $520.0 million of maintenance revenue, which was 35% of our total revenue of $1,505.1 million. In 2021, we had $558.5 million of maintenance revenue, which was 39% of our total revenue of

$1,444.1 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then-current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud-native products, customers’ lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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
We have continued to build on our cloud-focused strategy with the development of our Intelligent Data Management Cloud ("IDMC") platform. As a result, we are deriving an increasing portion of our revenues over time from our subscription-based offerings. For example, we are aggressively investing in our go-to-market strategies and customer success organization for our cloud- and self-managed subscription products. These go-to-market strategies and efforts may differ from those we have used for perpetual license software products, may be temporarily disruptive and result in reduced sales productivity in addition to increased costs. The market for subscription-based offerings is not as mature as the market for perpetual license products and it may not develop as anticipated. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including concerns regarding the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, self-managed software solutions, and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription-based offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription-based offerings. Also, we expect demand for our subscription-based offerings to unfavorably impact demand for certain of our other products and services, such as support services on perpetually licensed products. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. Additionally, our future success depends in part on the growth of the market for cloud data management solutions and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data management solutions and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all. We may incur costs at a higher than expected rate as our subscription business continues to expand, adversely affecting our financial performance. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings, which will have an adverse impact on our margins. As we continue to focus increasingly on cloud only solutions, we expect that fewer resources will be devoted to our self-managed offerings, which may cause customers who are only interested in self-managed solutions to not renew their subscription or maintenance contracts for those self-managed solutions. If we are unable to successfully establish our subscription offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively affected.

As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally purchased as perpetual licenses, to our new cloud-based data integration offerings. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 3.6% of that installed base maintenance revenue to our cloud solution. These migration projects are time consuming and require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our maintenance installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.
We may not be able to successfully manage the growth of our business if we are unable to scale our operations and enhance our internal systems, processes, and controls.
We continue to experience growth in our customer base and operations, which may place a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be necessary to scale our operations and increase productivity. These additional investments will increase our costs and may adversely affect our operating margins if we are unable to sufficiently increase revenues to cover these additional costs. If we are unable to successfully scale our operations and increase productivity, we may be unable to execute our business strategies. Our business has grown in recent years, as evidenced by headcount growth in India, Japan and EMEA, through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate, which may adversely affect our cash flows and results of operations. We utilize third-party data center facilities and public cloud providers, including AWS, Microsoft Azure and Google Cloud, to host certain of our services, systems and data. Each of our commercial agreements with AWS, Microsoft Azure and Google Cloud have 3-year terms through 2024 or 2025 and will remain in effect until terminated by us or the respective counterparty. AWS may terminate the agreement for convenience by providing us at least 30 days' advance notice or for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period. Microsoft Azure may terminate the agreement without cause upon 60 days’ notice or for material breach, subject to such party providing 30 days’ notice and a 30-day cure period. Google Cloud may terminate the agreement for material breach with a 30-day cure period, if we cease operations or become subject to insolvency proceedings and the proceedings are not dismissed within 90 days, or we are in material breach more than twice notwithstanding any cure of such breaches. While we believe that we could transition among these cloud infrastructure providers or to alternative providers on commercially reasonable terms if needed, in the event any of these third-party facilities or public cloud providers become unavailable due to outages, interruptions or other unanticipated problems, or because they are no longer available on commercially reasonable terms or prices, our costs may increase and our operations may be impaired, which would adversely affect our business.
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
Upgrades to our internal systems, processes, and controls may require us to implement incremental reconciliation or additional reporting measures to evaluate the effectiveness of such upgrade or improvement, or to adopt new processes or procedures in connection with the upgrade or improvement. We may not be able to successfully implement upgrades and improvements to our systems, processes, and controls in an efficient or timely manner, if at all, and we may discover deficiencies in existing systems, processes, and controls, which could adversely affect our business. We have licensed technology and utilized support services from various third parties to help us implement upgrades and improvements. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. The support services available for such third-party technology also may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. In addition, we use both self-managed and cloud resources, and any security or other flaws in such resources could have a negative impact on our internal systems, processes, or controls.

We may also need to realign resources from time to time to more efficiently address market or product requirements. In January 2023, we announced a plan to reduce our workforce by approximately 450 employees, representing approximately 7% of our current global workforce (the "Plan"). As disclosed in our Current Report on Form 8-K, filed on January 10, 2023, we estimate that we will incur non-recurring charges of approximately $25 million to $35 million in connection with the Plan, primarily related to cash expenditures for employee transition, notice period and severance payments, and employee benefits. We expect the majority of these charges to be incurred in the first quarter of 2023. To the extent the current or any future realignment requires changes to our internal systems, processes, and controls or organizational structure, including a slowdown in hiring or a further reduction in force, we could experience disruption in customer relationships, increases in costs, increased employee turnover, and decreased employee morale and productivity. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to comply with U.S. and international laws.
Legal and regulatory changes in jurisdictions in which we do business, including regulations relating to localization and transfer of personal and other regulated types of data, and changes in the manner in which those laws and regulations are interpreted and enforced, could impose additional costs on the operation of our products and services, require changes in their functionality, or reduce customer demand.
Changes in laws and regulations relating to data privacy, data protection, and information security, and changes in how courts and supervisory authorities interpret and enforce those laws and regulations, may have the effect of deterring customers in some jurisdictions from commencing, continuing, or expanding use of our products and services. In particular, laws and regulations relating to the localization of categories of information in the jurisdiction of origin or to restrictions on transfer of categories of information out of the jurisdiction may reduce demand for our provision of cloud, professional and support services and/or inhibit our ability to offer those services efficiently and effectively with the features customers desire. This risk is heightened as more customers use cloud services in lieu of self-managed software. Even where we host cloud services in a customer’s jurisdiction, regulators concerned about the possibility of surveillance and intelligence gathering by foreign government entities may encourage those customers to seek alternative services of locally owned and controlled providers where available. If we are unable to retain existing customers and attract new customers as the legal and regulatory landscape continues to change, or if we fail to adapt to these changes, our results of operations may suffer. See risks related to privacy, data protection and information security regulation under “Risks Related to Regulation” below.
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

We have relied on our ability to grant equity awards as one mechanism for recruiting and retaining highly skilled talent. The liquidity available to our longer-term employee stockholders following our IPO may make it more difficult to retain employees who are fully vested in their equity awards. In addition, following our IPO, our stock price has declined significantly through December 2022. If our stock price is below the exercise price of stock options previously granted to our employees, or has fallen from the grant date value for employee RSUs, the retention value of the equity awards we have made to employees is reduced proportionally, which may lead to higher voluntary attrition rates. As a result, we may need to provide additional cash or equity compensation to retain employees.
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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data management software and services, especially for broader data management initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data management needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in August 2020, we acquired GreenBay Technologies, a provider of advanced artificial intelligence and machine learning ("AI/ML") solutions that complement our CLAIRE-powered IDMC platform, and in July 2020, we acquired Compact Solutions, a provider of advanced metadata connectivity tools. We intend to continue our investments to develop and introduce new products and product enhancements.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $318.8 million, $260.7 million and $230.2 million of research and development expense in the years ended December 31, 2022, 2021 and 2020, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and aggressively investing in our go-to-market strategies for our newer products.
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
•point solution vendors that compete with one of our products;
•cloud service providers ("CSPs") with limited platform-specific capabilities in data management; and
•stack vendors that compete across in many of our markets with data management solutions.
From time to time, we compete with business intelligence and analytics vendors that offer, or may develop, products with functionalities that compete with our products.
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
We may experience fluctuations in our quarterly or annual operating results, especially in the amount of self-managed subscription license and other license revenues we recognize.
Our quarterly and annual operating results, particularly the upfront portion of revenue from new sales of our self-managed subscription license and existing contract renewals and perpetual license revenues, have fluctuated in the past and may do so in the future. Our self-managed products, predominantly sold under a subscription-based license and to a lesser extent sold on a perpetual license basis, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. We may experience a reduction in contract duration for self-managed subscription licenses which would reduce the amount of revenue that we recognize on net new and renewal transactions. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic and geopolitical uncertainty may also cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. We generally recognize a substantial portion of our self-managed product license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter.
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
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential sales of our products and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative. Our pipeline estimates may not correlate to revenues in a particular quarter or over a longer period of time, particularly in a weak or uncertain global macroeconomic environment, such as that experienced during and as a result of the COVID-19 pandemic. In addition, our pipeline estimates can prove to be unreliable in a particular quarter or over a longer period of time, in part because both the “conversion rate” of the pipeline into actual sales and the quality and timing of pipeline generation can be very difficult to estimate.
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
In the recent past, we experienced a reduced conversion rate of our overall pipeline, primarily as a result of general economic slowdowns and general macroeconomic uncertainty due in part to the COVID-19 pandemic and geopolitical disruptions, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased as a result of our additional investments in sales personnel and a gradually improving IT spending environment, they are not consistent on a quarter-to-quarter basis. Recent and current global macroeconomic uncertainty and trends have had and may continue to have an adverse effect on our pipeline conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of investors, which could cause our stock price to decline.
We have expanded our international operations and opened sales offices in other countries. We have experienced and may continue to experience various leadership transitions in our worldwide sales organization.
We have also continued to make investments in our sales specialists and domain experts and to implement strategic changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. For example, in 2020, we shifted our go-to-market strategy within certain countries in APAC and Europe, reducing our direct sales headcount to align with local channel partners for distribution. As a result of our international expansion and these changes, as well as the increase in our direct sales headcount in the United States, we have invested heavily in our sales and marketing functions. We recognized $535.7 million, $496.8 million and $451.8 million of sales and marketing expense in the years ended December 31, 2022, 2021 and 2020, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty, inflationary pressures, geopolitical disruptions, and other challenging global economic conditions, such as those experienced due to the effects of the COVID-19 pandemic, have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the size of transactions, and length of our sales cycle. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data management initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. In addition, the purchase of our products may be delayed, or our sales cycle may become more complex, due to potential conflicts in our sales channels and sales processes if we increasingly sell our subscription-based offerings together with our perpetual license-based products or to accounts that have pre-existing perpetual license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to twelve months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of our products, including:
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
The sales prices for our subscription offerings and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of subscription offerings, self-managed offerings and professional services and their respective margins, anticipation of the introduction of new subscription offerings or professional services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. We cannot guarantee that we will be successful in developing and introducing new subscription offerings with enhanced functionality on a timely basis, or that any such new subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. Recent fluctuations in foreign currency exchange rates have negatively affected, and are likely to continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $48 million for the year ended December 31, 2022. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the year ended December 31, 2022 using the comparable period’s exchange rates from the prior year.
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
Our Informatica Partner Program agreements with our strategic partners typically have a duration of 24 months, and generally may be terminated for any reason by either party with advance notice prior to each renewal date. It should be noted that in some jurisdictions, even with a right to termination for convenience, partners may be entitled to compensation upon termination, depending on local law, their level of investment and the notice period given. We cannot assure you that we will retain these strategic partners or that we will be able to secure additional or replacement strategic partners. The loss of one or more of our significant strategic partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, many of our new strategic partners require extensive training and may take several months or more to achieve productivity. Our strategic partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our strategic partners misrepresents the functionality of our offerings to customers or violates laws or our or their corporate policies. If our strategic partners are unsuccessful in fulfilling the orders for our offerings, or if we are unable to enter into arrangements with and retain high quality strategic partners, our ability to sell our offerings and results of operations could be harmed.
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
We offer and sell software products delivered as a cloud service and software that is self-managed by our customers using their own infrastructure. Our cloud solutions enable quick setup and subscription pricing. Historically, our products were developed in the context of the self-managed offering, and we have less operating experience offering and selling our products via our cloud offering. Although a majority of our subscription revenue is currently generated from customers using our self-managed products, we believe that over time more customers will move to the cloud offering. As more of our customers transition to the cloud, we may be subject to additional contractual obligations with respect to privacy and data protection, service level agreements, as well as competitive pressures and higher operating costs, any of which may harm our business. We are directing a significant portion of our financial and operating resources to implement a robust cloud offering for our products, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our cloud offering competitively, and our business, results of operations and financial condition could be harmed. If our cloud offering does not develop as quickly as we expect, or if we are unable to continue to scale our systems to meet the requirements of a large cloud offering, our business may be harmed.

We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time due to a number of factors, including the mix of our self-managed subscription products, cloud products, and professional services revenue. Due to the differing revenue recognition policies applicable to our self-managed subscriptions and cloud products, shifts in our business mix from quarter-to-quarter or period-to-period could produce substantial variation in revenue recognized. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower-margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability, unpredictability and varying revenue recognition methods could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could decline significantly.
We have a history of losses and may not be able to achieve profitability on a consistent basis. If we cannot achieve profitability, our business, financial condition, and results of operations may suffer.
We have incurred net losses since we were taken private in a 2015 transaction led by our Sponsors (the "2015 Privatization Transaction") as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $185.6 million, $241.0 million, and $284.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $78.0 million, $132.4 million and $149.4 million, in the fiscal years 2022, 2021 and 2020, respectively. As a result, we incurred net losses of $53.7 million, $99.9 million and $167.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As a result, we had an accumulated deficit of $1,183.2 million as of December 31, 2022. In addition, we anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, increases in interest rates will impact profitability as our Credit Facilities have variable interest rates which are no longer being offset by the interest rate swaps that we previously entered into and matured on December 31, 2022.
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
In addition to our traditional data management and data quality products, we have expanded our platform to include products and services in the emerging market for broader data management initiatives, such as cloud data integration, cloud application integration, cloud data quality and governance, enterprise data catalog ("EDC"), master data management ("MDM"), customer data platform ("CDP"), enterprise integration platform as a service ("iPaaS"), and data privacy management, among others. The market for our broader data management products and services remains relatively new and continues to change, and efforts to expand beyond our traditional data management products may not succeed and may not result in significant revenue. For example, we announced that we are increasing our investments to develop new products that continue to expand our offerings beyond our traditional data management products.
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
We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue targeted hiring to support our business strategy. If we do not maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit that we believe we need to support our growth and to maintain our leadership position in the data management market. Moreover, many of our existing employees with exercisable options or other equity awards may be able to receive significant proceeds from sales of shares of our Class A common stock, which could lead to employee attrition and disparities of wealth among our employees that adversely affects relations among employees and our culture in general.
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
•the unpredictability of the timing of our receipt of orders for perpetual licenses and self-managed subscriptions-based licenses, the revenue for which we typically recognize the majority upfront;
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

Our investment portfolio invests in cash, cash equivalents, and money market funds with highly rated financial institutions and highly liquid marketable debt securities that are rated single A or above and held in a separate custody account with a highly rated financial institution. Our investment policy allows us to invest in instruments such as certificates of deposit, commercial paper, corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds. Although we will follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline. We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations include the GDPR and the CCPA as amended by the California Privacy Rights Act ("CPRA")and are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, and damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other actual or asserted legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation, inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.
We have implemented and maintain security measures intended to protect personal information, and we require our service providers to implement and maintain security measures intended to protect personal information they maintain or process for us. However, our security measures and those of our service providers remain vulnerable to various threats posed by hackers and criminals and by internal errors. If our or any of our service providers' security measures are overcome and any personal information that we or our service providers collect, store or otherwise process is breached, compromised or otherwise subject to unauthorized access, use or other processing, we may be required to comply with costly and burdensome breach notification obligations. We may also be subject to investigations, enforcement actions and private claims, demands and lawsuits. For example, the CCPA imposes a private right of action for certain security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private action, settlements and other consequences. In addition, any data security incident is likely to generate negative publicity and have a significant negative effect on our business.

In connection with the operation of our business, we may collect, store, transfer and otherwise process certain personal information. As a result, our business is subject to a variety of government and industry regulations, as well as other obligations, related to privacy, data protection and information security.
Privacy, data protection and information security have become significant issues in various jurisdictions where we offer our products. The regulatory frameworks for privacy, data protection and information security issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, and non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. Decisions of courts, and formal and informal guidance of administrative agencies and other supervisory authorities may modify the interpretation and enforcement of these laws and regulations in ways that may limit our business activities or create additional compliance costs. Industry organizations also regularly adopt and advocate for new standards in these areas. If we fail or are perceived to have failed to comply with any of these laws, regulations, standards or other actual or asserted obligations, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business, financial condition and results of operations.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security, privacy and data protection legal frameworks with which we or our customers must comply. Within the European Economic Area ("EEA"), the GDPR applies to the processing (which includes the collection and use) of certain personal data. The GDPR imposes additional obligations and risk upon our business and substantial penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance or other circumstances change, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the EEA and Switzerland to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the EEA and Switzerland. In July 2020, the Court of Justice of the European Union ("CJEU") invalidated the EU-U.S. Privacy Shield framework, which provided a mechanism for the transfer of data from EU member states to the United States. We certified compliance with the Privacy-Shield Framework and Principles and relied, in part, on EU-U.S. Privacy-Shield as one of the mechanisms for transferring data to the United States. The CJEU also advised that Standard Contractual Clauses approved by the European Commission ("SCCs"), another transfer mechanism, were not alone sufficient to protect data transferred to the United States. The use of SCCs for the transfer of personal information to the United States must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. The SCCs and other cross-border personal data transfer mechanisms may be subject to legal challenge, and guidance and decisions from European supervisory authorities may call into question the legality of certain transfers and/or impose conditions on certain transfers that may be difficult for Informatica to meet or may be disruptive or costly to our operations.
On March 25, 2022, the United States and the European Commission announced that they agreed in principle on a new Trans-Atlantic Data Privacy Framework, subsequently named the EU-U.S. Data Privacy Framework (the “Framework”), to replace the Privacy Shield. There can be no certainty that the Framework will be implemented or will serve as an appropriate mechanism for us to transfer personal data to the United States.
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
In the UK, personal data processing is governed by the UK General Data Protection Regulation and other domestic data protection laws, such as the UK Data Protection Act of 2018, which provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of worldwide revenues. Although the European Commission adopted an adequacy decision for the UK in June 2021 that allows for the continued flow of personal data from the EU to the UK, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption. In February 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses ("UK SCCs") to support personal data transfers out of the United Kingdom, that became effective in March 2022 and are required to be implemented. These and other developments with respect to data protection could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. We cannot fully predict how UK data protection laws or regulations may develop in the medium to longer term or how the EU will treat the UK with respect to data protection issues, including those relating to data transfers to and from the UK. We may incur liabilities, expenses, costs and other operational losses relating to UK data protection laws, including in connection with any measures we take to comply with them, and we may find it necessary or desirable to engage in additional contractual negotiations and to modify our data handling policies and practices with respect to the UK.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act and state laws relating to privacy and data security, including the CCPA as amended by the CPRA. The CCPA, as modified by the CPRA, requires covered companies to, among other things, provide disclosures to California consumers, and afford such consumers privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability and could have a material adverse effect on our business, including how we use and otherwise process personal information, our financial condition, and the results of our operations or prospects. Other states have also enacted or proposed similar data privacy laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted legislation that has or will become effective in 2023. Additionally, the U.S. federal government is contemplating privacy legislation. The effects of the CCPA, CPRA, and other privacy laws in the United States are significant and have required, and may require, us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. This legislation and other proposed laws at the state and federal level in the United States, could create the potential for a patchwork of overlapping but different laws, result in further uncertainty and require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.
More generally, the various privacy and data security legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our applications or platform. We may need to take additional measures to comply with the changes in our legal obligations and to maintain and improve our information security posture in an effort to avoid information security incidents or breaches affecting personal information or other sensitive or proprietary data. Also, an increasing number of jurisdictions require, or are contemplating new requirements, that certain types of data be retained on servers within these jurisdictions or that put material restrictions on the ability to transfer certain types of data out of the jurisdiction. These jurisdictions exist throughout the world but may be concentrated in certain areas in which we derive a substantial portion of our sales, including in particular Europe. Our failure to comply with applicable laws, directives, and regulations may result in enforcement actions against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results. Although we offer cloud services from many jurisdictions around the world, these requirements may nevertheless have material adverse effects on our business including reducing customer demand, impairing our ability to maintain and improve our services with a global workforce, adding complexity to contractual negotiations, which may increase our expenses and delay deal closure, and imposing additional costs on the operation of our services, for example by increasing customer demand for services offered in jurisdictions with higher operating costs.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard ("PCI DSS"), which relates to the processing of payment card information. In the event we are required to comply with the PCI DSS but fail to do so, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws, regulations, and other obligations concerning privacy, data protection and information security, which could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our offerings, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with industry standards, are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our products, and we could face fines, lawsuits, regulatory investigations and other claims and penalties, and we could be required to fundamentally change our products or our business practices, any of which could have an adverse effect on our business. Any inability to adequately address privacy, data protection and data security concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy, data protection and information security laws, regulations and other actual or asserted obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and countries outside of the United States. If we are not able to adjust to changing laws, regulations and standards relating to privacy, data protection and information security or use of the Internet, our business may be harmed.
As our business expands, we are subject to increasingly complex regulatory and compliance obligations and differing business practices, both foreign and domestic, which may strain our resources and divert management’s attention.
During the past few years, our organizational structure has increased in complexity due to compliance with financial reporting obligations, tax regulations and tax accounting requirements, acquisitions, our relationships with channel partners, and other regulatory and compliance requirements, including compliance with the rules and regulations related to anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act ("FCPA") and the UK Bribery Act of 2010 ("UK Bribery Act") or those related to anti-trust or anti-competitive market practices, including Article 101(3) of the Treaty on the Functioning of the European Union or U.S. anti-trust laws. In addition, new or changing rules and regulations, including those relating to corporate governance, securities laws and public disclosure, often create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These practices may evolve over time upon new guidance from regulatory or governing bodies, resulting in continued uncertainty regarding compliance and higher costs to adopt or modify our practices accordingly. Also, as we expand internationally, we become subject to the various rules and regulations of foreign jurisdictions. If we are unable to effectively comply with the rules and regulations applicable to us, particularly those relating to financial reporting, investors may lose confidence in our ability to manage our compliance obligations. Furthermore, we continue to develop our cloud products and services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. These new cloud products and services may expose us to higher regulation than our traditional self-managed products and services, particularly with respect to privacy, data protection and data security. Privacy laws are changing and evolving globally, and many countries have more stringent data protection laws than those in the United States. As a result, new cloud products and services may increase our liability exposure, compliance requirements and costs associated with privacy, data protection and data security issues. Our efforts to comply with all of these requirements may result in an increase in expenses and a diversion of management’s time and attention from other business activities. If our efforts to comply differ or are perceived to differ from those intended or required by regulatory or governing bodies, such authorities or others may initiate inquiries or other proceedings against us, and we may be subject to fines, other liabilities and damages to our reputation, any of which may have an adverse effect on our business, financial condition and results of operations.
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
We, our employees, agents, representatives, business partners, and third party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third party intermediaries, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of applicable law, for which we may be ultimately held responsible. Any allegations or violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
Our software is subject to U.S. export control laws and regulations including the Export Administration Regulations ("EAR"), and trade and economic sanctions maintained by the Office of Foreign Assets Control ("OFAC"). As such, an export license may be required to export or reexport our products to certain countries, end-users and end-uses. Because we incorporate encryption functionality into our products, we also are subject to certain U.S. export control laws that apply to encryption items. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties. These risks are heightened in the case of rapidly evolving world events in Ukraine and Eastern Europe, as the United States, other countries and global coalitions have issued numerous sanctions and revisions to export control regulations against Russia, Belarus and other regions in quick succession and with very short time periods with which to fully comply.
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
As a public company in the United States, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 at the time of our second annual report filing. We have designed, implemented and tested the internal control over financial reporting required to comply with these obligations. This process is time-consuming, costly, and complicated. In addition, our independent registered public accounting firm are required to attest to the effectiveness of our internal control over financial reporting beginning with our second annual report following our initial public offering. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Changes in existing financial accounting standards or practices may adversely affect our results of operations.
We prepare our consolidated financial statements in accordance with GAAP. Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.
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
We generate a portion of our revenues from solutions that enable organizations to achieve and maintain compliance with regulations and industry standards. For example, many of our customers subscribe to our security and compliance solutions to help them comply with general security standards, such as those developed and maintained by the U.S. National Institute of Standards and Technology ("NIST"), and with industry-specific security standards such as the HIPAA Security Rule, which applies to entities that need to protect electronic protected health information. Standard setting agencies and industry organizations like International Standards Organization ("ISO") may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could impact the demand for or value of our solutions.

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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 31%, 33% and 33% of our revenue from outside of our North American region for the years ended December 31, 2022, 2021 and 2020, respectively. Our international operations are subject to numerous risks, including:
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
We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility in the European credit, equity and foreign currency markets or geopolitical disruptions, including the military conflict between Russia and Ukraine, could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe and other regions throughout the world. If tensions between the United States, members of NATO and Russia continue to escalate and create global security concerns, that may lead to an increased adverse impact on regional and global economies and increase the likelihood of cyberattacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates have negatively affected, and may continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $48 million for the year ended December 31, 2022, respectively. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the year ended December 31, 2022 using the comparable period’s exchange rates from the prior year. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and net income. In particular, exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,700 employees as of December 31, 2022.

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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% or less of our revenue for each of the past three fiscal years ended December 31, 2022, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. Government contracts may require the maintenance of certain security clearances for facilities and employees. Government certification requirements applicable to us and our products are constantly evolving and at times restrict our ability to sell to certain government customers until we have met the new or revised requirements, which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting requirements.
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
If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with government agencies, which could materially and adversely affect our business, financial condition and results of operations. For example, in March 2019, we reached a settlement of a civil False Claims Act investigation brought by the U.S. Attorney’s Office for the District of Columbia ("DC USAO") and the Civil Fraud Section of the U.S. Department of Justice (together with the DC USAO, the "DOJ") in August 2015. Under the terms of the settlement, we agreed to pay $21.9 million related to a dispute regarding the accuracy of information in our commercial sales practices submissions and statements regarding the country of origin of certain products between January 1, 2008 and March 31, 2017 in consideration for the release of the company by the DOJ and the U.S. General Services Administration with respect to the claims alleged in the investigation as set forth in the settlement agreement. In addition, a government may reform its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair our ability to obtain new contracts.
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
We have a significant amount of indebtedness. As of December 31, 2022, our total indebtedness was $1.84 billion. Subject to the limits contained in the credit agreement that governs our credit facilities (the "Credit Facilities") and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:
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

We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the year ended December 31, 2022, our cash flows dedicated for debt service requirements totaled $98.6 million, which includes principal payments of $14.1 million and interest payments of $84.6 million. For the year ended December 31, 2022, our net cash provided by operating activities was $200.1 million, which includes interest paid of $84.6 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $284.6 million. For the year ended December 31, 2022, approximately 35% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.

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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreement that governs the Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2022, our Revolving Credit Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.7 million utilized under the Revolving Credit Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. During 2022, the U.S. Federal Reserve (the “Fed”) has sharply raised interest rates from historically low levels and has signaled an intention to continue to do so until current inflation levels re-align with the Fed’s long-term inflation target. To the extent the Fed continues to raise interest rates, there is a risk that rates across the financial system may rise including LIBOR and Secured Overnight Financing Rate ("SOFR"). As interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. Assuming all loans under the Credit Facilities were fully drawn, each quarter point change in interest rates, excluding the effects of any interest rate swap agreements, would result in approximately a $5.0 million change in annual interest expense on our indebtedness under the Credit Facilities. We entered into interest rate swap instruments, which matured on December 31, 2022, to limit our exposure to changes in variable interest rates. With the maturity of the interest rate swaps, we are fully subject to interest rate risk if LIBOR and SOFR rates increase.
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
Permira and CPP Investments (each a "Sponsor" and together, our "Sponsors") and their affiliates control approximately 85% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of December 31, 2022. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
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
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of such stockholder's choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

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
Our Sponsors and their affiliates control approximately 85% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of December 31, 2022. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to enhance our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company and in this Report, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.
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
We also occupy leased facilities in the United States, including offices located in Austin, Texas and New York, which are primarily used for sales and marketing, product development and general and administrative employees. We lease office facilities outside of the United States in Sydney and Melbourne, Australia; Sao Paulo, Brazil; Hong Kong, China; Paris, France; Dublin, Ireland; Milan, Italy; Tokyo, Japan; Amsterdam, the Netherlands; Singapore; Madrid, Spain; Stockholm, Sweden; and Maidenhead, United Kingdom and are used primarily for sales and marketing, customer support, and general and administrative employees.
We also lease facilities in Bangalore, India; Stuttgart, Germany; and Toronto, Canada which are used primarily for our product development, customer support, professional services and general and administrative employees. We also lease additional facilities including Maxdorf, Germany; Chennai and Hyderabad, India; Tel Aviv, Israel; and Krakow, Poland; where our offices are primarily used for product development.

We also lease executive suites to support our sales and marketing organizations in geographies where a permanent office is not required.
These leased facilities expire at various times through 2035. We are continually evaluating the adequacy of existing facilities and additional facilities in other locations. We are also looking at the implications of hybrid offices.
ITEM 3. LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 19. Commitments and Contingencies in the Notes to our Consolidated Financial Statements.

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

Holders of Record

At February 15, 2023, there were 33 stockholders of record of our Class A common stock, one stockholder of record of our Class B-1 common stock and one stockholder of record of our Class B-2 common stock. The number of record holders of our Class A common stock does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders of our Class A common stock is higher than the number of our stockholders of record.

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

The following graph shows the cumulative total returns to our stockholders between October 27, 2021 (the date that our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2022 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index at their respective closing prices. An investment of $100 is assumed to have been made in our Class A common stock and in each index at the market close on October 27, 2021, and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
10/27/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
INFA
S&P 500 Index
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Information Regarding Forward-Looking Statements” included elsewhere in this Report.
A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 24, 2022.

Overview
We have pioneered a new category of software, the Intelligent Data Management Cloud ("IDMC"). IDMC is our AI-powered platform with best-of-breed solutions that connects, manages, and unifies data across any multi-cloud, hybrid system, empowering enterprises to modernize and advance their data strategies.

On October 29, 2021, we completed our initial public offering (the “IPO”), in which we issued and sold 29,000,000 shares of our Class A common stock at $29.00 per share. On November 10, 2021, we issued and sold an additional 4,350,000 shares of Class A common stock in connection with a full exercise of the underwriters’ option to purchase additional shares granted in the IPO. We received net proceeds from the IPO of $915.7 million after deducting the underwriters’ discounts and commission.
We generate revenues from the sale of software products and related maintenance and professional services. Substantially all of our software revenue consists of fees generated through the sale of our subscription-based products and related support agreements for our subscription products. We have grown our subscription revenue to $857.2 million in 2022, from $747.7 million and $593.8 million in 2021 and 2020, respectively. Over this period, our subscription revenue as a percentage of total software revenue was 99%, 96%, and 90% for 2022, 2021, and 2020, respectively.

Our subscription products can be purchased individually as distinct product families or together as a tightly integrated platform to support complex data management needs and mission critical workloads. Our subscription products are sold through contracts primarily with a one-, two- or three-year term, with an average contract term slightly over two years as of December 31, 2022. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud-based subscription products on a ratable basis over the contract term. We generally recognize the majority of the revenue from our subscription-based self-managed licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term. In late 2020, we introduced a consumption-based pricing model called Informatica Processing Unites ("IPUs") to provide customers greater flexibility regarding use and consumption of a broad array of our cloud-based services. In the first quarter of 2023, we will launch flex IPUs to meet our customer’s seasonal usage patterns so that IPUs can be pre-purchased and generally consumed over 12 months. This is additive, to our current IPU model, which is pre-purchased and consumed monthly, thus enabling greater choice and flexibility for customers. In 2023, we expect IPU adoption to increase as our sales teams focus on selling both IPU models.
We generate additional software revenue from the sale of perpetual licenses. Consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue has decreased substantially. The perpetual license revenue as a percentage of total software revenue was 1%, 4%, and 10%, for 2022, 2021, and 2020, respectively.
Our maintenance and professional services revenues consist of recurring maintenance fees related to perpetual licenses and one-time professional services fees, respectively. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products. We recognized $520.0 million, $558.5 million, and $560.9 million in fiscal 2022, 2021 and 2020, respectively.
We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products.
We market and sell our subscription products primarily through our global direct sales team, which is enhanced by our relationships and collaboration with our partners that include global system integrators such as Deloitte and Accenture, hyperscale cloud platform providers such as AWS, Microsoft Azure, Google Cloud Platform and Oracle Cloud, and channel partners. Our sales organization consists of sales development, inside sales, and field sales personnel and is generally organized by region, the size of customers and prospective customers and certain industry verticals. Cloud hyperscalers help us amplify our commercial reach when we jointly engage in cloud modernization efforts or when customers purchase our products via the hyperscaler product marketplaces. In addition, our global system integrator partners provide implementation services for our products for customers as part of their support of broader, overall cloud modernization initiatives.
Historically, we have focused our selling efforts on executives such as chief information officers ("CIO") and chief data officers ("CDO") who are often making decisions to purchase our products for their most important business initiatives. CIOs adopt our platform as part of their cloud migration journey, application modernization efforts, and business 360 initiatives. CDOs purchase our products as part of their overall data governance, access, and security strategies in order to democratize data access for everyone across the company. We are expanding our go-to-market efforts to focus more on departmental line of business customers.
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased one of our solutions—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting the purchase of our Data Quality and Data Governance families of products. We also market our cloud products to our large installed base of perpetual license customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain internal IT infrastructure to lower-cost elastic cloud architecture.
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
Continued Adoption of our Subscription Products.    Our success will largely depend on customers’ continued uptake of our subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to subscription and cloud-based services, we believe demand for our platform and subscription-based products will increase. Many of our new subscription products were architected to be deployed in the cloud, and we intend to make the remainder of our subscription products available in the cloud to meet the demands of our customers. In addition, we assist our customers with migrations of their Informatica self-managed data integration and MDM installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended December 31, 2022, we have entered into agreements to migrate a total of approximately $19.0 million of maintenance ARR, which has converted into approximately $29.4 million in Cloud ARR. Our future growth will depend in part on our ability to develop new market-leading cloud products to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 54% of our subscription customers as of December 31, 2022 did not have a prior maintenance contract with us. In addition, our ability to attract new customers will depend in part on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using hand-coded, custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We have recently added a dedicated inside sales team to our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make investments in sales and marketing to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have expanded our existing customers’ adoption of our platform through upselling and cross-selling. We increased the average Subscription ARR per subscription customer from December 31, 2021 to December 31, 2022, from $221.1 thousand to $263.0 thousand. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as of December 31, 2022, 2021 and 2020, we had 206, 153 and 104 customers individually with over $1 million in Subscription ARR each, respectively.

Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, in 2022 and 2021, we achieved a subscription renewal rate2 of 94% and 92%, and our maintenance renewal rate3 was 96% and 95%, respectively. We intend to continue investing in our products and customer success organization to maintain these compelling retention rates.
Investment in Go-to-Market Efforts.  Our business and results of operations will also be significantly affected by our success in strengthening our relationships with strategic partners, including cloud hyperscalers, such as AWS, Microsoft Azure, Google Cloud Platform and Oracle Cloud; cloud partners such as Snowflake and Databricks; global system integrators, including Deloitte, Accenture, Cognizant and Wipro; and value-added resellers and distributors. We believe further developing these key strategic relationships will help us scale and enhance co-selling of our products and services with these partners. We plan to continue to strengthen and expand our network of strategic partners to increase sales to both new and existing customers and offer new and existing products on partner marketplaces. We believe that investing in sales enablement and co-selling efforts with our strategic partners will broaden our distribution footprint globally and extend and improve our engagement with a broad set of prospective customers.
Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including elevated inflation concerns, global supply chain concerns, rising interest rates, fluctuation in foreign exchange rates, geopolitical pressures, including the war in Ukraine, and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. For example, beginning in the second quarter of 2022, and continuing through the fourth quarter of 2022, we have experienced impacts from the current macroeconomic environment as some existing customers delayed payments and prospective and existing customers applied elevated levels of scrutiny to purchasing decisions that adversely impacted the ability to close net new business. We experienced these headwinds at an increasing magnitude beginning in the third quarter of 2022, and we expect some or all of the global macroeconomic factors will continue to impact our operations.
Additionally, the COVID-19 pandemic has impacted worldwide economic activity and financial markets and significantly increased economic volatility and uncertainty. In 2021, the COVID-19 pandemic contributed to decreases in certain of our operating expenses, particularly in our travel and entertainment expenses and event spending. These expenses have increased, and we expect that they will continue to increase as the COVID-19 pandemic subsides but that they will remain lower than they were before the COVID-19 pandemic, as we expect certain sales and marketing efforts and events will be a combination of in-person and virtual going forward. The ongoing conditions caused by this pandemic have and could continue to impact our business.
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

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except percentages)
Total Annual Recurring Revenue	$1,517,060	$1,360,237	$1,160,375
Maintenance Annual Recurring Revenue	$522,837	$557,908	$553,135
Subscription Annual Recurring Revenue	$994,223	$802,329	$607,240
Cloud Annual Recurring Revenue	$451,188	$316,994	$226,590
Subscription Net Retention Rate	111%	114%	114%
Adjusted EBITDA (Non-GAAP)	$371,629	$377,419	$399,611

Key Business Metrics
Annual Recurring Revenue
Annual Recurring Revenue represents the expected annual billing amounts from all active maintenance and subscription agreements. ARR is calculated based on the contract Monthly Recurring Revenue ("MRR") multiplied by 12. MRR is calculated based on the accounting adjusted total contract value divided by the number of months of the agreement based on the start and end dates of each contracted line item. The aggregate ARR calculated at the end of each reported period represents the value of all contracts that are active as of the end of the period, including those contracts that have expired but are still under negotiation for renewal. We typically allow for a grace period of up to 6 months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost/inactive. This grace-period ARR amount has been less than 2% of the reported ARR in each period presented. If there is an actual cancellation of an ARR contract, we remove that ARR value at that time.
We believe ARR is an important metric for understanding our business since it tracks the annualized cash value collected over a 12-month period for all of our recurring contracts, irrespective of whether it is a maintenance contract on a perpetual license, a ratable cloud contract, or an self-managed term-based subscription license.

Maintenance Annual Recurring Revenue
Maintenance Annual Recurring Revenue represents the portion of ARR only attributable to our maintenance contracts.

We believe that Maintenance ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all our maintenance contracts. Maintenance ARR includes maintenance contracts supporting our perpetual licenses. Maintenance ARR should be viewed independently of maintenance revenue and deferred revenue related to our maintenance contracts and is not intended to be combined with or to replace either of those items. As we continue to shift our focus from perpetual to cloud, we expect Maintenance ARR will decrease in future quarters.
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
Non-GAAP Financial Measures
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

Adjusted EBITDA

We define adjusted EBITDA as GAAP net loss as adjusted for income tax benefit (expense), interest income, interest expense, loss on debt refinancing, other income (expense), stock-based compensation, amortization of intangibles, equity compensation related payments, restructuring, acquisition and other charges, sponsor-related costs, and depreciation. Equity compensation-related payments are related to the repurchase of employee stock options.

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
GAAP net loss	$(53,675)	$(99,929)	$(167,887)
Income tax expense (benefit)	19,478	24,039	(22,321)
Interest income	(9,224)	(1,213)	(2,254)
Interest expense	78,020	132,439	149,445
Loss on debt refinancing	—	30,882	37,400
Other (expense) income, net	(8,996)	(26,312)	26,404
Stock-based compensation	135,862	45,017	12,044
Amortization of intangibles	188,825	245,895	287,767
Equity compensation	332	(10)	18,210
Restructuring, acquisition and other charges	—	128	31,217
Sponsor-related costs	—	1,644	2,000
Depreciation	21,007	24,839	27,586
Adjusted EBITDA (Non-GAAP)	$371,629	$377,419	$399,611
We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.
Components of Results of Operations
Software Revenues
Subscription Revenues.    Subscription revenues consist of revenues from customers under subscription cloud services, subscription-based self-managed licenses, and related support services. Revenues from our cloud-based subscription products are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The Company’s cloud subscription services include cloud functionalities and, for most products, also a secure agent that is installed on a customer’s premises. The secure agent performs tasks and enables secure communication behind a customer’s firewall with the cloud functionalities. For these products, customers are not able to use either the cloud functionalities or secure agent for their intended purpose on their own without use of the other component. The cloud functionalities and secure agent are accounted for together as a single performance obligation because we have concluded that the cloud functionalities and secure agent are highly interdependent and interrelated based on the significant two-way dependency between the components. The majority of the revenues from our subscription-based self-managed licenses is recognized at a point in time upon transfer of control of the license to the customer, similar to perpetual licenses. Support services sold with subscription-based self-managed licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, new subscription contracts are one to three years in length, with an average contract duration slightly greater than two years in 2022, and the related fees are typically billed annually in advance in equal installments across the term of the contracts.
Perpetual License Revenues.    Perpetual license revenues are revenues from customers and partners for sales of our software under on-premises perpetual licenses. Revenue from our perpetual license products is generally recognized at a point in time upon transfer of control of the license to the customer, which is typically upon making the software available to our customers. We expect revenue from perpetual licenses to be less than 1% of total revenues going forward, as we focus the majority of our product development spending on pure cloud products and our go-to-market efforts on subscription-based licensing for software sales. While we continue to offer our perpetual licenses to select customers and geographies, we disincentivize our sales force from selling our perpetual licenses in favor of our subscription-based offerings.
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
Amortization of Acquired Technology.    Amortization of acquired technology is the amortization of technologies recorded primarily as a result of the 2015 transaction where we were taken private by our Sponsors (the "2015 Privatization Transaction") and, to a lesser extent, from business acquisitions and acquired technology licenses.
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
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related expenses, including commissions, stock-based compensation and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel and entertainment, trade shows, software expenses, outside services and Shared Costs. Although we shifted our go-to-market strategy within APAC and EMEA in 2020, reducing our direct sales headcount to align with local channel partners for distribution, we expect to make investments going forward as we expand our customer acquisition and retention efforts, and to support the growth of our subscription products. With our cloud-only, consumption-driven strategy, we intend to streamline our go-to-market efforts and expect the improved efficiencies of this model to lead to cost savings in sales and marketing expense in absolute dollars but may vary as a percentage of revenue for the foreseeable future.
General and Administrative
Our general and administrative expenses consist primarily of personnel-related expenses (including stock-based compensation) for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services, travel expenses, and Shared Costs. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations, and professional services. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of revenue.
Restructuring, Acquisition, and Other Charges
Restructuring, acquisition, and other charges consist of amortization of intangible assets, acquisition, and other charges and restructuring charges. Amortization of intangible assets is the amortization of customer relationships, and trade names and trademarks recorded as a result of the 2015 Privatization Transaction and, to a lesser extent, acquired through business acquisitions. Restructuring, acquisition, and other charges relate to costs incurred on acquisitions made by the Company. The restructuring charges relate to our reorganization activities related to our workforce and from the closing of certain facilities.
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

Results of Operations
The following table sets forth our consolidated statement of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Revenues:
Subscriptions	$857,163	$747,672	$593,834
Perpetual license	10,397	29,269	63,126
Software revenue	867,560	776,941	656,960
Maintenance and professional services	637,558	667,114	666,136
Total revenues	1,505,118	1,444,055	1,323,096
Cost of revenues:
Subscriptions	105,387	81,266	54,454
Perpetual license	636	4,452	3,876
Software costs	106,023	85,718	58,330
Maintenance and professional services	202,126	172,820	161,197
Amortization of acquired technology	35,354	73,461	98,458
Total cost of revenues	343,503	331,999	317,985
Gross profit	1,161,615	1,112,056	1,005,111
Operating expenses:
Research and development	318,769	260,660	230,151
Sales and marketing	535,680	496,816	451,839
General and administrative	128,092	122,112	93,548
Amortization of intangible assets	153,471	172,434	189,309
Restructuring, acquisition and other charges	—	128	19,477
Total operating expenses	1,136,012	1,052,150	984,324
Income from operations	25,603	59,906	20,787
Interest income	9,224	1,213	2,254
Interest expense	(78,020)	(132,439)	(149,445)
Loss on debt refinancing	—	(30,882)	(37,400)
Other income (expense), net	8,996	26,312	(26,404)
Loss before income taxes	(34,197)	(75,890)	(190,208)
Income tax expense (benefit)	19,478	24,039	(22,321)
Net loss	$(53,675)	$(99,929)	$(167,887)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2022	2021	2020

Revenues:
Subscriptions	57%	52%	45%
Perpetual license	1	2	5
Software revenue	58	54	50
Maintenance and professional services	42	46	50
Total revenues	100	100	100
Cost of revenues:
Subscriptions	7	6	4
Perpetual license	—	—	—
Software costs	7	6	4
Maintenance and professional services	14	12	12
Amortization of acquired technology	2	5	7
Total cost of revenues	23	23	24
Gross profit	77	77	76
Operating expenses:
Research and development	21	18	17
Sales and marketing	36	34	34
General and administrative	9	8	7
Amortization of intangible assets	9	12	14
Restructuring, acquisition and other charges	—	—	1
Total operating expenses	75	73	74
Income from operations	2	4	2
Interest income	1	—	—
Interest expense	(6)	(9)	(11)
Loss on debt refinancing	—	(2)	(3)
Other income (expense), net	1	2	(2)
Loss before income taxes	(2)	(5)	(14)
Income tax expense (benefit)	1	2	(2)
Net loss	(4)%	(7)%	(13)%

Comparison of Fiscal Years Ended December 31, 2022 and 2021
Revenues
The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2022	2021
Subscriptions	$857,163	$747,672	15%
Perpetual license	10,397	29,269	(64)%
Total software revenues	867,560	776,941	12%
Maintenance	519,996	558,470	(7)%
Professional services	117,562	108,644	8%
Total maintenance and professional services revenues	637,558	667,114	(4)%
Total revenues	$1,505,118	$1,444,055	4%
Total revenues increased by 4% to $1,505.1 million during the year ended December 31, 2022 compared to $1,444.1 million for the year ended December 31, 2021, primarily due to a 12% increase in software revenues, which represents 58% of total revenues for the year ended December 31, 2022.
Software Revenues
Our subscription revenues increased to $857.2 million (or 57% of total revenues) for the year ended December 31, 2022 from $747.7 million (or 52% of total revenues) for the year ended December 31, 2021. The increase in subscription revenues of $109.5 million (or 15%) for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to an increase in our subscription customers and continued expansion within existing customers, partially offset by an unfavorable foreign currency impact.
We expect the mix of subscription revenues as compared to total software revenues to continue to increase from prior year levels due to our prioritization of subscription revenues, growing installed customer base, a large number of multi-year subscription sales, and an anticipated increase in demand for subscription offerings.

     Our perpetual license revenues decreased to $10.4 million (or 1% of total revenues) for the year ended December 31, 2022 from $29.3 million (or 2% of total revenues) for the year ended December 31, 2021. The decrease in perpetual license revenues of $18.9 million (or 64%) for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to a decrease in the number of transactions and average transaction price of our software under perpetual licenses as we have focused our sales efforts on our subscription offerings and expanded our cloud business.
We expect perpetual license revenues and the mix of perpetual license revenues as compared to total software revenues to continue to decrease in future periods.
Maintenance and Professional Services Revenues
Maintenance revenues decreased to $520.0 million (or 35% of total revenues) for the year ended December 31, 2022 from $558.5 million (or 39% of total revenues) for the year ended December 31, 2021. The decrease of $38.5 million (or 7%) for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to non-renewals, declining sales of perpetual licenses, and an unfavorable foreign currency impact, partially offset by maintenance on new perpetual license sales and uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the continued lower expected sales of new perpetual licenses as we sell a greater mix of new cloud and other subscription-based offerings relative to perpetual licenses.
Professional services revenues increased to $117.6 million (or 8% of total revenues) for the year ended December 31, 2022 compared to $108.6 million (or 8% of total revenues) for the year ended December 31, 2021. The increase of $9.0 million (or 8%) in professional services revenues for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by an increase in the demand for our consulting and education offerings.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2022	2021
Cost of software revenues	$106,023	$85,718	24%
Cost of maintenance and professional service revenues	202,126	172,820	17%
Amortization of acquired technology	35,354	73,461	(52)%
Total cost of revenues	$343,503	$331,999	3%
Cost of software revenues, as a percentage of software revenues	12%	11%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	32%	26%
Cost of Software Revenues

Cost of software revenues increased to $106.0 million (or 12% of software revenues) for the year ended December 31, 2022 compared to $85.7 million (or 11% of software revenues) for the year ended December 31, 2021. The increase of $20.3 million (or 24%) for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to a $10.5 million increase in personnel-related expenses driven by $3.7 million higher stock-based compensation, in addition to continuing to scale up our hosted infrastructure support teams, a $7.8 million increase in fees paid to third party vendors for hosting services related to our subscription services, and a $2.0 million increase in royalty fees.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues increased to $202.1 million (or 32% of maintenance and professional services revenues) for the year ended December 31, 2022 compared to $172.8 million (or 26% of maintenance and professional services revenues) for the year ended December 31, 2021. The increase of $29.3 million (or 17%) during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to an $19.1 million increase in personnel-related expenses mainly driven by $11.6 million higher stock based compensation and an increase in headcount, a $6.2 million increase in outside consulting expense, a $1.9 million increase in Shared Costs related to occupancy and enterprise systems allocated based on headcount, a $0.8 million increase in software expenses, and a $1.3 million increase in travel, entertainment and other expenses.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $35.4 million (or 2% of total revenues) for the year ended December 31, 2022 from $73.5 million (or 5% of total revenues) for the year ended December 31, 2021. The decrease of $38.1 million (or 52%) for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as components of the technology become fully amortized.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2022	2021
Research and development	$318,769	$260,660	22%
Research and development expenses increased to $318.8 million (or 21% of total revenues) for the year ended December 31, 2022 compared to $260.7 million (or 18% of total revenues) for the year ended December 31, 2021. The increase of $58.1 million (or 22%) during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to a $50.6 million increase in personnel-related expenses mainly driven by $28.9 million higher stock-based compensation expense and an increase in headcount, a $2.4 million increase in consulting services, a $2.1 million increase in travel expense, a $1.8 million increase in Shared Costs, and a $1.2 million increase in software and other expenses.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2022	2021
Sales and marketing	$535,680	$496,816	8%
Sales and marketing expenses increased to $535.7 million (or 36% of total revenues) during the year ended December 31, 2022 compared to $496.8 million (or 34% of total revenues) during the year ended December 31, 2021. The increase of $38.9 million (or 8%) for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to a $43.6 million increase in personnel-related expenses mainly driven by $26.3 million higher stock-based compensation and an increase in headcount, a $5.3 million increase in travel expense, a $4.2 million increase in marketing expense due to increased in-person events in 2022, a $0.9 million increase in Shared Costs; partially offset by a $14.4 million decrease in commissions expense primarily due to higher commissions paid for cloud bookings which are fully deferred, and a $0.7 million decrease in consulting expense.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2022	2021
General and administrative	$128,092	$122,112	5%
General and administrative expenses increased to $128.1 million (or 9% of total revenues) during the year ended December 31, 2022 compared to $122.1 million (or 8% of total revenues) during the year ended December 31, 2021. The increase of 6.0 million (or 5%) was primarily due to a $23.2 million increase in personnel-related expenses mainly driven by a $20.4 million increase in stock-based compensation, a $1.0 million increase in Shared Costs; partially offset by a $15.5 million decrease in consulting expense due to substantial costs incurred to optimize our “go-to-market” efforts during 2021, and a $2.7 million decrease in other administrative expenses.

Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets, restructuring, and other charges (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2022	2021
Amortization of intangible assets	$153,471	$172,434	(11)%
Restructuring, acquisition and other charges	—	128	(100)%
Amortization of intangible assets decreased to $153.5 million (or 10% of total revenues) during the year ended December 31, 2022 compared to $172.4 million (or 12% of total revenues) during the year ended December 31, 2021. The decrease of $18.9 million (or 11%) for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to a decrease in the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as the components of the intangible assets become fully amortized.
Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other expense, net (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2022	2021
Interest income	$9,224	$1,213	660%
Interest expense	(78,020)	(132,439)	(41)%
Loss on debt financing	—	(30,882)	(100)%
Other income (expense), net	8,996	26,312	(66)%
Interest and other income (expense), net	$(59,800)	$(135,796)	(56)%
The decrease in interest and other income (expense), net, of $76.0 million (or 56%) for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to a $54.6 million decrease in interest expense primarily due to a decrease in the debt balance associated with the debt refinancing in October 2021 partially offset by increases in one-month LIBOR rates from 0.10% at December 31, 2021 to 4.39% at December 31,2022, which resulted in higher effective interest rate in 2022, a $30.9 million decrease in loss in debt extinguishment due to debt repayment as a result of debt refinancing in October 2021, a $9.7 million increase of foreign exchange gain, a $7.9 million increase in interest income from higher interest rates we received on our cash, cash equivalents and investments, and a $2.4 million decrease in loss on liquidation of subsidiaries. These increases were partially offset by a $29.5 million decrease in revaluation gains on the euro term loans resulting from the debt repayment of the euro term loans in October 2021.
Income Tax Expense
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2022	2021
Income tax expense	$19,478	$24,039	(19)%
Effective tax rate	(57)%	(32)%

Our income tax expense was $19.5 million and $24.0 million for the years ended December 31, 2022 and 2021. The decrease in the tax expense for the current period compared to the tax expense recorded in the prior year comparable period was primarily due to a reduction in valuation allowance offset by an increase in foreign income inclusions under global intangible low-taxed income (“GILTI”), and an increase in non-deductible stock-based compensation.

Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly consolidated statements of operations data, the percentage of revenues that each line item represents, and the key business metrics for each of the eight quarters in the period ended December 31, 2022. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflects, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Report. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.
Consolidated Statements of Operations Data

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

	(in thousands)
Revenues:
Subscriptions	$238,364	$214,009	$207,043	$197,747	$229,717	$193,690	$166,723	$157,542
Perpetual license	4,217	1,208	2,300	2,672	10,184	2,846	7,023	9,216
Software revenue	242,581	215,217	209,343	200,419	239,901	196,536	173,746	166,758
Maintenance and professional services	156,200	156,734	162,696	161,928	166,809	165,271	168,079	166,955
Total revenues	398,781	371,951	372,039	362,347	406,710	361,807	341,825	333,713
Total cost of revenues (1)	86,104	87,191	86,409	83,799	94,786	80,582	79,202	77,429
Gross profit	312,677	284,760	285,630	278,548	311,924	281,225	262,623	256,284
Operating expenses:
Research and development (1)	79,179	80,403	84,064	75,123	73,750	63,079	63,927	59,904
Sales and marketing (1)	130,849	132,282	143,597	128,952	159,117	116,761	112,412	108,526
General and administrative (1)	35,631	31,255	31,632	29,574	37,303	29,631	28,893	26,285
Amortization of intangible assets	38,120	38,231	38,459	38,661	42,951	43,097	43,160	43,226
Restructuring, acquisition and other charges	—	—	—	—	—	—	(205)	333
Total operating expenses (1)	283,779	282,171	297,752	272,310	313,121	252,568	248,187	238,274
Income (loss) from operations	28,898	2,589	(12,122)	6,238	(1,197)	28,657	14,436	18,010
Interest income	4,916	2,813	1,129	366	368	311	254	280
Interest expense	(26,450)	(22,185)	(16,560)	(12,825)	(23,833)	(36,423)	(36,384)	(35,799)
Loss on debt refinancing	—	—	—	—	(30,882)	—	—	—
Other (expense) income, net	(3,024)	3,963	3,837	4,220	(2,432)	13,965	(1,546)	16,325
Income (loss) before income taxes	4,340	(12,820)	(23,716)	(2,001)	(57,976)	6,510	(23,240)	(1,184)
Income tax expense (benefit)	8,721	2,782	6,790	1,185	8,356	3,783	11,089	811
Net (loss) income	$(4,381)	$(15,602)	$(30,506)	$(3,186)	$(66,332)	$2,727	$(34,329)	$(1,995)

(1)Includes stock-based compensation as follows:

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

	(in thousands)
Cost of revenues	$5,699	$5,247	$5,242	$4,575	$4,746	$302	$241	$239
Research and development	10,295	10,329	10,022	9,399	7,966	1,344	1,034	770
Sales and marketing	11,103	10,500	9,983	7,589	9,566	1,453	1,013	857
General and administrative	10,777	8,079	9,311	7,712	12,821	934	1,020	711
Total stock-based compensation	$37,874	$34,155	$34,558	$29,275	$35,099	$4,033	$3,308	$2,577

Percentage of Revenue Data

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

Revenues:
Subscriptions	60%	58%	56%	55%	56%	54%	49%	47%
Perpetual license	1	—	1	1	3	1	2	3
Software revenue	61	58	56	55	59	54	51	50
Maintenance and professional services	39	42	44	45	41	46	49	50
Total revenues	100	100	100	100	100	100	100	100
Total cost of revenues	22	23	23	23	23	22	23	23
Gross profit	78	77	77	77	77	78	77	77
Operating expenses:
Research and development	20	22	23	21	18	17	19	18
Sales and marketing	33	36	39	36	39	32	33	33
General and administrative	9	8	9	8	9	8	8	8
Amortization of intangible assets	10	10	10	11	11	12	13	13
Restructuring, acquisition, and other charges	—	—	—	—	—	—	—	—
Total operating expenses	71	76	80	75	77	70	73	71
Income (loss) from operations	7	1	(3)	2	—	8	4	5
Interest income	1	1	—	—	—	—	—	—
Interest expense	(7)	(6)	(4)	(4)	(6)	(10)	(11)	(11)
Loss on debt refinancing	—	—	—	—	(8)	—	—	—
Other (expense) income, net	(1)	1	1	1	(1)	4	—	5
Income (loss) before income taxes	1	(3)	(6)	(1)	(14)	2	(7)	—
Income tax expense (benefit)	2	1	2	—	2	1	3	—
Net (loss) income	(1)%	(4%)	(8)%	(1)%	(16)%	1%	(10)%	(1)%

Seasonal Trends
Purchasing patterns for our products have followed quarterly and seasonal trends that we expect to continue. We typically sell a substantial portion of our software product licenses and services in the last month of each quarter, and demand for our software products and professional services are generally highest in the fourth quarter and lowest in the first quarter of each year.
Quarterly Changes in Revenue
Subscription revenue generally increased as a percentage of total revenue for the quarters presented primarily due to introduction of new subscription and cloud products, increased consumption of our products by existing customers and the addition of new customers. Perpetual license revenue as a percentage of total revenue has generally declined due to our shift to a subscription model.

Quarterly Changes in Cost of Revenue
Changes in cost of revenue have generally corresponded with our revenue growth. Increases are primarily due to third party hosting service costs and increased personnel-related expenses resulting from increased headcount, offset by decreases in amortization of acquired technology.

Quarterly Changes in Operating Expenses
Operating expenses have fluctuated in each of the prior eight quarters presented primarily due to increased personnel related costs and other related costs to support our growth. We intend to continue to make investments in research and development as we add features and enhance our product. We also intend to invest in our sales and marketing organization to drive future revenue growth.
Key Business Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our quarterly consolidated financial data, we use the following key business metrics and non-GAAP financial measure to help us evaluate our business and operating performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

	(in millions, except percentages)
Total Annual Recurring Revenue	$1,517	$1,467	$1,437	$1,397	$1,360	$1,287	$1,240	$1,195
Maintenance Annual Recurring Revenue	523	531	541	548	558	551	554	552
Subscription Annual Recurring Revenue	994	936	896	849	802	736	686	643
Cloud Annual Recurring Revenue	451	400	373	343	317	287	264	240
Subscription Net Retention Rate	111%	112%	113%	113%	114%	116%	116%	115%
Adjusted EBITDA	$118	$89	$75	$89	$101	$101	$84	$91
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

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

	(in thousands)
GAAP net (loss) income	$(4,381)	$(15,602)	$(30,506)	$(3,186)	$(66,332)	$2,727	$(34,329)	$(1,995)
Income tax expense	8,721	2,782	6,790	1,185	8,356	3,783	11,089	811
Interest income	(4,916)	(2,813)	(1,129)	(366)	(368)	(311)	(254)	(280)
Interest expense	26,450	22,185	16,560	12,825	23,833	36,423	36,384	35,799
Loss on debt refinancing	—	—	—	—	30,882	—	—	—
Other expense (income), net	3,024	(3,963)	(3,837)	(4,220)	2,432	(13,965)	1,546	(16,325)
Stock-based compensation	37,874	34,155	34,558	29,275	35,099	4,033	3,308	2,577
Amortization of intangibles	46,698	46,934	47,395	47,798	60,964	61,450	61,656	61,825
Equity compensation	185	19	45	83	67	105	56	(238)
Restructuring, acquisition and other charges	—	—	—	—	—	—	(205)	333
Sponsor-related costs	—	—	—	—	144	500	500	500
Depreciation	4,721	5,092	5,469	5,725	6,139	6,190	6,165	6,345
Adjusted EBITDA	$118,376	$88,789	$75,345	$89,119	$101,216	$100,935	$85,916	$89,352

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of December 31, 2022, we had $716.1 million in available cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, cash flows generated by operations and the Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.

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
Our primary sources of cash are from cash and cash equivalents, short-term investments, the collection of accounts receivable from our customers and the Revolving Facility. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, facilities and related costs, servicing our borrowings, and debt principal payments. Other uses of cash include the purchase property and equipment and to acquire businesses and technologies to expand our product offerings. We believe cash generated from operations will be sufficient to meet working capital needs and to service our borrowings.
Approximately a fifth of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash provided by operating activities	$200,057	$228,683	$167,754
Cash used in investing activities	$(185,957)	$(32,413)	$(52,511)
Cash provided by (used in) financing activities	$38,801	$(86,367)	$70,290
Operating Activities:    Cash provided by operating activities for the year ended December 31, 2022 was $200.1 million. Our net loss for the year ended December 31, 2022 was $53.7 million, adjusted for non-cash charges, primarily consisting of $210.0 million of depreciation and amortization, $135.9 million of stock-based compensation expense, $16.3 million of non-cash operating lease cost and $3.6 million of amortization of debt issuance costs which was partially offset by $85.6 million of deferred income taxes and $1.0 million of amortization of investment discount, net of premium. Additional providers of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $55.9 million increase in contract liabilities and a $12.1 million increase in income tax payable due to the timing of tax payments. This was partially offset by a $50.7 million decrease in accounts payable and accrued liabilities due to timing of payments, $25.5 million increase in prepaid expenses and assets associated with the growth in our operations, and a $17.2 million increase in accounts receivable due higher balance and the timing of collections. Our “days sales outstanding” in accounts receivable increased to 104 days as of December 31, 2022 from 97 days as of December 31, 2021.

Cash provided by operating activities for the year ended December 31, 2021 was $228.7 million. Our net loss for the year ended December 31, 2021 was $99.9 million, adjusted for non-cash charges, of $318.8 million, and a net cash inflow of $9.8 million provided by changes in our operating assets and liabilities.
Investing Activities:    Net cash used in investing activities for the year ended December 31, 2022 was $186.0 million primarily due to a $295.5 million cash outflow consisting primarily of $290.0 million in purchases of investments and $5.5 million for purchases of property and equipment. These cash outflows were partially offset by $109.5 million in maturities of investments.
Net cash used in investing activities for the year ended December 31, 2021 was $32.4 million due to cash outflow consisting primarily of purchases of investments and purchases of property and equipment partially offset by cash inflows from maturities of investments.
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
Financing Activities: Net cash generated from financing activities for the year ended December 31, 2022 was $38.8 million primarily due to $32.8 million in proceeds from issuance of common stock under the ESPP, $19.9 million in proceeds from the issuance of shares, and $2.2 million of net activity from derivatives with an other-than-insignificant financing element. These cash inflows were partially offset by $14.1 million in debt payments and $2.0 million in offering costs.
Net cash used in financing activities for the year ended December 31, 2021 was $86.4 million driven by payment of debt and debt issuance costs, payment of contingent consideration in connection with acquisition, share repurchases, and taxes related to net share settlement of equity awards, offset by net proceeds from our IPO completed in October 2021, proceeds from issuance of debt, and proceeds from issuance of shares.
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

The Term Facility matures on October 29, 2028 and is repayable beginning June 2022 in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Facility matures on October 29, 2026. See Note 9. Borrowings in the Notes to the Consolidated Financial Statements for details.

As of December 31, 2022, a total of approximately $1.8 billion was outstanding under the Term Facility. As of December 31, 2022, we have also utilized $1.7 million of letters of credit under the Revolving Facility. See Note 9. Borrowings in the Notes to the Consolidated Financial Statements for details.

The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all revolving loans, swingline loans and letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. Accrued interest on the Term Facilities is payable quarterly in arrears with respect to base rate loans, at the end of each interest rate period (or at each 3- month interval in the case of loans with interest periods greater than 3 months) with respect to LIBOR loans, the date of any repayment or prepayment, and at maturity (whether by acceleration or otherwise). We expect to discontinue one-month LIBOR and transition to one-month SOFR starting in the second half of 2023.
The Credit Agreements contain certain customary affirmative and negative covenants. As of December 31, 2022, we were in compliance with all such covenants.

Contractual and Lease Obligations
The following table summarizes our significant contractual obligations at December 31, 2022, which include our future principal and estimated interest payments under our debt facilities and our future minimum lease payments under operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Future principal and interest payments under the First Lien Dollar Term Facilities	$2,596,269	$147,973	$292,377	$286,798	$1,869,121
Operating lease payments	83,923	20,483	29,115	13,999	20,326
Purchase commitments	213,038	46,774	161,007	5,257	—
Total	$2,893,230	$215,230	$482,499	$306,054	$1,889,447
The above commitment table does not include approximately $30.6 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 16. Income Taxes of the Notes to our Consolidated Financial Statements.
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
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which requires us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Any material differences between these estimates and actual results will impact our consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly.
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
•Allocation of the transaction price to the performance obligations in the contract.    If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP). We generally determine SSP based on the price at which the performance obligation is routinely sold separately, such as support and maintenance on our core offerings. In connection with our perpetual and self-managed subscription licenses and cloud services, we are unable to establish an SSP based on observable prices given the same selling price for the same products are highly variable, and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for perpetual and self-managed subscription licenses and cloud services included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to perpetual and self-managed subscription licenses and cloud services revenues.
•Recognition of revenue when, or as, performance obligations are satisfied.    We satisfy performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of control of a promised good or service to a customer.
We derive our revenues from sales of perpetual and subscription-based self-managed software licenses, a variety of cloud and data-as-a-service offerings, maintenance and support services (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We recognize revenue net of applicable sales taxes, financing charges that we have absorbed, and amounts retained by our resellers and distributors, if any.
Software revenue
Software revenue consists of subscription and perpetual license revenues. Subscription revenues primarily consist of revenues from subscription-based self-managed licenses and related support, and subscription cloud services. Revenues from subscription-based self-managed licenses are recognized at a point in time upon transfer of control of the software license to the customer, similar to perpetual licenses. Revenue on the remaining subscription support offering is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer. Revenues from our cloud-based subscription products are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. Subscription contracts are generally three years or shorter in length and billed annually in advance.
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
Stock-based Compensation
We account for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. We measure and recognize compensation expense for all stock-based awards, including stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") granted to employees and directors, and stock purchase rights granted under the ESPP to employees, based on the estimated fair value of the awards on the date of grant. We use the Black-Scholes Merton and Monte Carlo models for valuation of our option awards. For purchase rights granted under the ESPP, the fair value is estimated using the Black-Scholes Merton model. Both models require the input of certain assumptions on the grant date, including fair value of the underlying stock and exercise price, expected term, volatility, risk-free interest rate, and dividend yield. Prior to the Company's Initial Public Offering ("IPO"), the fair value of the underlying share and the exercise price were based on the estimated per share fair value from our recurring valuation process. We had discounted the fair value of the underlying share for lack of marketability of the shares before applying each model. After the completion of the IPO, the fair value of our common stock is determined by the closing price of the common stock, on the date of grant. The expected term is estimated based on an analysis of the facts and circumstances underlying the option agreement. The expected volatility data is calculated using publicly traded peer companies’ historical volatility. The risk-free interest rate assumption is based on the implied yield on the U.S. Treasury zero-coupon issued with maturities that were consistent with the option’s expected term. The expected dividend yield is zero based on our continued assumption that there will not be any dividend payouts. After the completion of the IPO, the Company determines the fair value of each RSU and PSU granted based on the fair value of each share of underlying common stock using the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.
We granted stock options with only service conditions as well as with both service and performance/market conditions. The term of the options granted under our equity plan is ten years with a vesting requirement of continued employment through the applicable vesting date, and in certain cases attainment of performance criteria. The performance-based options are subject to a multiple on invested capital ("MOIC") performance criteria and/or market conditions in connection with achieving a certain per share price in any one or more exit events, which includes the IPO.
Compensation expense is recognized for time-based options and RSUs on a straight-line basis over the vesting period. Compensation expense for options containing performance conditions and PSUs is based on the estimated number of the performance-based stock options/ stock units expected to vest and is recognized using the graded vesting attribution method. Compensation expense for options containing a market condition is based on the estimated number of the stock options expected to vest on attainment of the condition. Compensation expense is recognized for shares issued pursuant to the ESPP on a straight-line basis over the offering period.
See Note 13. Stockholders’ Equity and Deferred Compensation in the Notes to our Consolidated Financial Statements for a description of our stock-based compensation plan and more information on the assumptions used to calculate the fair value of stock-based options, RSUs and stock purchase rights. We recognize forfeitures as they occur, and cash flows related to excess tax benefits are presented as an operating activity in the statement of cash flows.
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
We evaluate the realization of deferred tax assets based on all available evidence, considering forecasts of future taxable income, the reversal of existing deferred tax liabilities, the carry back of losses and credits as allowed under current tax law. We establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified.
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

Interest Rate Sensitivity
Our investment objective is to conserve capital and maintain liquidity to support our operations; therefore, we generally invest in highly liquid securities, consisting primarily of debt securities, bank deposits, money market funds, and time deposits. Such fixed and floating interest-earning instruments carry a degree of interest rate risk. Fixed income securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in interest rates.
As of December 31, 2022, we had long-term debt outstanding with a carrying value of $1.8 billion. A hypothetical change in 3 months LIBOR of 0.25% will increase or decrease interest expense by approximately $5.0 million a year. See Note 9. Borrowings, in the Notes to our Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.
In order to reduce the financial impact of increases in interest rates, we had previously entered into two interest rate swaps for a total notional amount of $1.3 billion, with a fixed swap rate of 1.525%. The interest rate swaps matured in December 2022.
In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR for existing contracts by June 30, 2023. The expected discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense. We expect to discontinue one-month LIBOR and transition to one-month SOFR starting in the second half of 2023.

Foreign Currency Exchange Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. To date, we have cash flow hedges for our Indian Rupee expense exposure. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately a $5.7 million impact to our 2022 results of operations.
Foreign Exchange Forward Contracts
In order to reduce the impact of earnings volatility associated with foreign currency fluctuations, we enter into foreign currency forward contracts on our largest foreign currency exposure. The forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. We recognize in earnings amounts related to our cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. We have forecasted the amount of our anticipated foreign currency expenses based on our historical performance and projected financial plan.
As of December 31, 2022, our remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $100.3 million and $83.9 million of Indian rupees as of December 31, 2022 and 2021, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors Informatica Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Informatica Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Informatica Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Informatica Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Informatica Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California
February 27, 2023

INFORMATICA INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$497,879	$456,378
Short-term investments	218,256	40,045
Accounts receivable, net of allowances of $4,608 and $4,644, respectively	454,759	432,266
Contract assets, net	95,221	109,269
Prepaid expenses and other current assets	132,638	133,832
Total current assets	1,398,753	1,171,790
Restricted cash	—	1,718
Property and equipment, net	160,574	177,409
Operating lease right-of-use-assets	67,735	74,789
Goodwill	2,337,036	2,380,752
Customer relationships intangible asset, net	794,898	948,556
Other intangible assets, net	33,094	78,899
Deferred tax assets	13,076	13,196
Other assets	165,733	139,154
Total assets	$4,970,899	$4,986,263
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,002	$41,755
Accrued liabilities	58,844	74,763
Accrued compensation and related expenses	150,118	171,978
Current operating lease liabilities	17,514	18,505
Current portion of long-term debt	18,750	14,063
Income taxes payable	3,758	7,211
Contract liabilities	676,470	613,336
Total current liabilities	963,456	941,611
Long-term operating lease liabilities	55,178	62,519
Long-term contract liabilities	23,007	28,651
Long-term debt, net	1,821,760	1,837,408
Deferred tax liabilities	18,604	104,788
Long-term income taxes payable	30,601	23,833
Other liabilities	3,932	3,777
Total liabilities	2,916,538	3,002,587
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 and 2,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; Total of 239,749 and 234,189 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively[1]	2,398	2,343
Class B-1 common stock; $0.01 par value per share; 200,000 and 200,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively ; Total of 44,050 and 44,050 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively[1]	440	440
Class B-2 common stock; $0.00001 par value per share, 200,000 and 200,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively ; Total of 44,050 and 44,050 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively[1]	—	—
Additional paid-in-capital[1]	3,282,383	3,093,232
Accumulated other comprehensive (loss) income	(47,671)	17,151
Accumulated deficit	(1,183,189)	(1,129,490)
Total stockholders’ equity	2,054,361	1,983,676
Total liabilities and stockholders’ equity	$4,970,899	$4,986,263
See accompanying notes to consolidated financial statements.
1 Amounts for periods prior to the completion of our restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020

Revenues:
Subscriptions	$857,163	$747,672	$593,834
Perpetual license	10,397	29,269	63,126
Software revenue	867,560	776,941	656,960
Maintenance and professional services	637,558	667,114	666,136
Total revenues	1,505,118	1,444,055	1,323,096
Cost of revenues:
Subscriptions	105,387	81,266	54,454
Perpetual license	636	4,452	3,876
Software costs	106,023	85,718	58,330
Maintenance and professional services	202,126	172,820	161,197
Amortization of acquired technology	35,354	73,461	98,458
Total cost of revenues	343,503	331,999	317,985
Gross profit	1,161,615	1,112,056	1,005,111
Operating expenses:
Research and development	318,769	260,660	230,151
Sales and marketing	535,680	496,816	451,839
General and administrative	128,092	122,112	93,548
Amortization of intangible assets	153,471	172,434	189,309
Restructuring, acquisition and other charges	—	128	19,477
Total operating expenses	1,136,012	1,052,150	984,324
Income from operations	25,603	59,906	20,787
Interest income	9,224	1,213	2,254
Interest expense	(78,020)	(132,439)	(149,445)
Loss on debt refinancing	—	(30,882)	(37,400)
Other income (expense), net	8,996	26,312	(26,404)
Loss before income taxes	(34,197)	(75,890)	(190,208)
Income tax expense (benefit)	19,478	24,039	(22,321)
Net loss	$(53,675)	$(99,929)	$(167,887)
Net loss per share attributable to Class A and Class B-1 common stockholders:[1]
Basic	$(0.19)	$(0.40)	$(0.69)
Diluted	(0.19)	(0.40)	(0.69)
Weighted-average shares used in computing net loss per share:[1]
Basic	281,129	250,418	244,331
Diluted	281,129	250,418	244,331
See accompanying notes to consolidated financial statements.
1 Amounts for periods prior to the completion of our restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021	2020

Net loss	$(53,675)	$(99,929)	$(167,887)
Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustments, net of tax benefit (expense) of $548, $(165) and $(415), respectively	(65,667)	(43,479)	45,487
Available-for-sale debt securities:
Change in unrealized loss, net of tax benefit of $56, $— and $—, respectively	(171)	—	—
Cash flow hedges:
Change in unrealized gain (loss), net of tax (expense) benefit of $(1,113), $(1,162) and $7,643, respectively	3,379	3,776	(23,541)
Less: reclassification adjustment for amounts included in net loss, net of tax (expense) benefit of $(774), $4,457 and $5,211, respectively	(2,363)	13,559	16,040
Cash flow hedges, net change	1,016	17,335	(7,501)
Total other comprehensive (loss) income, net of tax effect	(64,822)	(26,144)	37,986
Total comprehensive loss, net of tax effect	$(118,497)	$(126,073)	$(129,901)
See accompanying notes to consolidated financial statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Class A Common Stock[1]		Class B-1 Common Stock[1]		Class B-2 Common Stock[1]		Additional Paid-in Capital [1]	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2019	200,112	$2,000	44,050	$440	44,050	$—	$2,141,865	$5,309	$(854,681)	$1,294,933
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	(741)	(741)
Stock-based compensation	—	—	—	—	—	—	12,044	—	—	12,044
Repurchase of shares	(218)	(2)	—	—	—	—	(2,187)	—	(1,097)	(3,286)
Settlement of certain vested stock options	—	—	—	—	—	—	(7,506)	—	—	(7,506)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(2,356)	—	—	(2,356)
Issuance of shares upon exercise of vested options	523	6	—	—	—	—	3,394	—	—	3,400
Net loss	—	—	—	—	—	—	—	—	(167,887)	(167,887)
Other comprehensive income	—	—	—	—	—	—	—	37,986	—	37,986
Balances, December 31, 2020	200,417	$2,004	44,050	$440	44,050	$—	$2,145,254	$43,295	$(1,024,406)	$1,166,587
Stock-based compensation	—	—	—	—	—	—	44,113	—	—	44,113
Issuance of common stock upon initial public offering, net of underwriting discounts	33,350	334	—	—	—	—	903,432	—	—	903,766
Repurchase of shares	(420)	(4)	—	—	—	—	(4,159)	—	(5,155)	(9,318)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(2,825)	—	—	(2,825)
Issuance of shares upon exercise of vested options	842	9	—	—	—	—	7,417	—	—	7,426
Net loss	—	—	—	—	—	—	—	—	(99,929)	(99,929)
Other comprehensive loss	—	—	—	—	—	—	—	(26,144)	—	(26,144)
Balances, December 31, 2021	234,189	$2,343	44,050	$440	44,050	$—	$3,093,232	$17,151	$(1,129,490)	$1,983,676
Stock-based compensation	—	—	—	—	—	—	136,469	—	—	136,469
Issuance of shares under employee stock purchase plan	1,925	19	—	—	—	—	32,771	—	—	32,790
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(24)	(24)
Issuance of shares upon exercise of vested options and RSUs	3,635	36	—	—	—	—	19,911	—	—	19,947
Net loss	—	—	—	—	—	—	—	—	(53,675)	(53,675)
Other comprehensive loss	—	—	—	—	—	—	—	(64,822)	—	(64,822)
Balances, December 31, 2022	239,749	$2,398	44,050	$440	44,050	$—	$3,282,383	$(47,671)	$(1,183,189)	$2,054,361
1 Amounts for periods prior to the completion of our restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020

Operating activities:
Net loss	$(53,675)	$(99,929)	$(167,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,208	24,942	27,492
Non-cash operating lease costs	16,268	15,329	19,155
Stock-based compensation	135,862	45,017	12,044
Deferred income taxes	(85,579)	(18,929)	(77,860)
Amortization of intangible assets and acquired technology	188,825	245,895	287,767
Amortization of debt issuance costs	3,607	5,380	6,074
Amortization of investment discount, net of premium	(1,002)	—	—
Loss on debt refinancing	—	30,882	37,400
Unrealized loss (gain) on remeasurement of debt	—	(29,711)	50,552
Changes in operating assets and liabilities:
Accounts receivable	(17,249)	(26,350)	(8,487)
Prepaid expenses and other assets	(25,511)	(64,177)	(42,550)
Accounts payable and accrued liabilities	(50,697)	36,799	(11,204)
Income taxes payable	12,127	(19,766)	22,733
Contract liabilities	55,873	83,301	12,525
Net cash provided by operating activities	200,057	228,683	167,754
Investing activities:
Purchases of property and equipment	(5,465)	(10,817)	(13,835)
Purchases of investments	(290,040)	(90,357)	(36,842)
Maturities of investments	109,548	68,761	19,605
Business acquisitions, net of cash acquired	—	—	(21,439)
Net cash used in investing activities	(185,957)	(32,413)	(52,511)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	—	905,852	—
Proceeds from issuance of common stock under employee stock purchase plan	32,790	—	—
Payments of offering costs	(2,085)	—	—
Payments for dividends related to Class B-2 shares	(24)	—	—
Payments for share repurchases	—	(9,318)	(3,286)
Payment of debt	(14,063)	(1,373,592)	(825,981)
Payment of debt issuance costs	—	(25,545)	(32,211)
Proceeds from issuance of debt	—	441,318	949,965
Payment for settlement of vested stock options	—	—	(7,506)
Payments for taxes related to net share settlement of equity awards	—	(2,825)	(2,356)
Payment of contingent consideration	—	(10,705)	(6,180)
Net activity from derivatives with an other-than-insignificant financing element	2,236	(18,978)	(5,555)
Proceeds from issuance of shares upon exercise of options	19,947	7,426	3,400
Net cash provided by / (used in) financing activities	38,801	(86,367)	70,290
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(13,118)	(28)	(13,703)
Net increase in cash, cash equivalents, and restricted cash	39,783	109,875	171,830
Cash, cash equivalents, and restricted cash at beginning of period	458,096	348,221	176,391
Cash, cash equivalents, and restricted cash at end of period	$497,879	$458,096	$348,221
Supplemental disclosures:
Cash paid for interest	$84,563	$103,243	$143,833
Cash paid for income taxes, net of refunds	$92,930	$65,260	$32,635
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,390	$693	$793
Deferred offering costs payable or accrued but not paid	$—	$2,086	$—
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
As a result of the restructuring transactions, the shareholders of Ithacalux contributed their interests in Ithacalux to Informatica in exchange for an aggregate of 288,867,682 shares of Informatica’s common stock. 200,768,636 shares of Informatica’s common stock was designated Class A common stock, and 44,049,523 shares of the common stock was designated Class B-1 common stock, with an equal number (44,049,523 shares of the common stock) designated Class B-2 common stock. The number of shares of Class A common stock and Class B-1 and Class B-2 common stock issued was determined in accordance with the applicable provisions of the contribution agreement. Amounts for periods presented prior to the completion of the restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions.

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include those of the Company and its subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying consolidated financial statements in accordance with U.S generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area were as follows (in thousands):

	December 31, 2022	December 31, 2021
United States	$159,263	$167,458
India	23,901	33,833
Ireland	25,510	29,146
Other	19,635	21,761
Total	$228,309	$252,198
Use of Estimates
The Company’s consolidated financial statements are prepared in accordance with GAAP, which require management to make certain estimates, judgments and assumptions. For example, management makes estimates, judgments, and assumptions in determining the recoverability of intangible assets and their useful lives, determination of performance obligations and standalone selling price (“SSP”) used in revenue recognition, the number of performance-based stock options and awards that the Company expects to vest, the realizability of deferred tax assets, uncertain tax positions, and the collectability of accounts receivable. Management believes the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company’s consolidated financial statements. The Company assesses these estimates on a regular basis, however actual results could differ from estimates due to risks and uncertainties.
Revenue Recognition
The Company derives its revenue from sales of 1) cloud subscriptions, representing access to the Company’s software via Company-hosted cloud applications, 2) self-managed subscription licenses, representing a term license to self-managed software, 3) subscription support, representing support for self-managed subscription licenses, 4) on-premises perpetual software licenses, and 5) maintenance and professional services, consisting of maintenance on perpetual software licenses, and professional services, consisting of consulting and education services. The Company recognizes revenue net of applicable sales taxes, financing charges it has absorbed, and amounts retained by its partners (including resellers and distributors), if any. The Company does not act as an agent in any of its revenue arrangements.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Performance Obligation	When Performance Obligation is Typically Satisfied
Subscription:
Cloud services and subscription support	Over Time: Ratably over the contractual term; commencing upon the later of when access to the service is made available or the contractual term commences
Self-managed subscription license	Point in Time: Upon the later of when the software license is made available or the contractual term commences
Perpetual license	Point in Time: When the software license is made available
Maintenance	Over Time: Ratably over the contractual term
Professional Services	Over Time: As services are provided
Software revenue
Software revenue is comprised of 1) cloud services and subscription support, 2) self-managed subscription licenses, and 3) perpetual license revenue.
Cloud and subscription support offerings consist of revenue from customers and partners contracted to use the related services during a subscription period ranging from one to three years, are generally billed annually in advance, and are non-cancelable.
Self-managed subscription license revenue primarily consists of revenue from customers and partners contracted to use software during a subscription term with terms ranging from one to three years. These arrangements are generally billed annually in advance during such multi-year terms.
Cloud services revenues include revenues from cloud services offerings, which deliver applications and infrastructure technologies via cloud-based deployment models for which we develop functionality, provide unspecified updates and enhancements, host, manage, upgrade, and support, and that customers access by entering into a subscription agreement with us for a stated period.

Self-managed subscription license support revenues are generated through the sale of license support contracts sold together with the self-managed subscription license purchased by our customer. Subscription license support contracts provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period and include internet access to technical content, as well as internet and telephone access to technical support personnel. Our subscription software licenses have significant standalone functionalities and capabilities. Accordingly, these subscription software licenses are distinct from the support services as the customer can benefit from the software without the services and the services are separately identifiable within the contract.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The determination of SSP requires judgment and is established for performance obligations that are routinely sold separately, such as support and maintenance on the Company’s core offerings. In connection with its cloud services, self-managed subscription licenses, and perpetual licenses, the Company is unable to establish SSP based on observable prices given the products are sold for a broad range of amounts (that is, the price is highly variable), and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for cloud services offerings, self-managed subscription licenses, and perpetual licenses, included in a contract with multiple performance obligations, is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud services, self-managed subscription licenses, and perpetual licenses.
Returns and Material Rights
The Company’s agreements do not permit returns, and historically the Company has not had any significant returns or refunds; therefore, the Company has not established a sales return allowance.
Some contracts offer price discounts on future purchases. The Company evaluates these options to determine whether they provide a material right to the customer, representing a separate performance obligation. In circumstances involving a material right, revenue is allocated to these rights and deferred; subsequently the revenue is recognized when those future goods or services are transferred, or when the option expires. Generally, such discount mechanisms have not resulted in material rights.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts receivable
The timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivables as reported on the accompanying consolidated balance sheets, includes the unconditional amounts owed from customers comprising amounts invoiced, net of an allowance for credit loss. A receivable is recognized in the period products are delivered or services are provided, or when the right to payment is unconditional. Payment terms on invoiced amounts are typically between 30 and 60 days, therefore the contracts do not include a significant financing component. Also, they typically do not involve a significant amount of variable consideration as they represent stated prices.

Contract Assets
Contract assets represent reported revenues attributable to performance obligations that have been satisfied, but such amounts remain unbilled due to certain remaining conditions under the contract not yet being met. Contract assets are primarily driven by sales of self-managed subscription licenses with 2-3 year subscription terms, but the related fees are generally invoiced annually. There were immaterial credit losses associated with contracts with customers for the years ended December 31, 2022 and 2021.
Contract Liabilities
Contract liabilities consist of deferred revenue and customer deposit liabilities and represent cash payments received or due in advance of fulfilling our performance obligations. In arrangements whereby the Company has an obligation to transfer goods or services to the customer and fees are invoiced or amounts are received ahead of revenue being recognized under non-cancelable contracts, deferred revenue is recorded. Customer deposits represent cash payments received under cancelable contracts. Deferred revenue and customer deposit liabilities will be recognized as revenue in future periods. As of December 31, 2022, deferred revenue and customer deposit liabilities were $697.5 million and $2.0 million, respectively. As of December 31, 2021, deferred revenue and customer deposit liabilities were $635.6 million and $6.4 million, respectively.
The current portion of contract liabilities represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Contract liabilities were approximately $699.5 million as of December 31, 2022, of which the Company expects to recognize $676.5 million over the next 12 months, and the remainder thereafter. The amount of revenues recognized during the years ended December 31, 2022 and 2021 that were included in the opening contract liabilities balance was approximately $606.2 million and $541.2 million, respectively. Revenues recognized from performance obligations satisfied in prior periods were immaterial during each of the years ended December 31, 2022 and 2021.
Remaining Performance Obligations from Customer Contracts
Remaining performance obligations represent contracted revenues that have not yet been recognized (including contract liabilities) and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that the Company records and total revenues that it recognizes are impacted by a variety of seasonal factors. In each year, the amounts and volumes of contracting activity and associated revenues are typically highest in its fourth fiscal quarter and lowest in the first fiscal quarter. These seasonal impacts influence how the Company's remaining performance obligations change over time, and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that the Company reports at a point in time. As of December 31, 2022, the Company’s remaining performance obligations was $1.34 billion, which does not include customer deposit liabilities. The Company expects to recognize approximately 69% of its remaining performance obligations at December 31, 2022, as revenues over the next twelve months and the remainder over the next two to three years.
Costs to obtain a contract
Costs to obtain a contract include sales commissions earned as well as payroll taxes and other costs associated with and directly attributable to the contract obtained. These costs are considered incremental and recoverable costs of obtaining a contract, and therefore, are capitalized when certain customer contracts are

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
signed. These costs are recorded as deferred commission expense in Prepaid expenses and other current assets and Other assets in the consolidated balance sheets.
Sales commissions paid for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values.
Accordingly, costs to obtain a contract paid upon the initial acquisition of the contract are amortized over the estimated period of benefit of five years, which may exceed the term of the initial contract. The Company determines the estimated period of benefit based on the duration of relationships with its customers, which includes the expected renewals of customer contracts, customer retention data, its technology development lifecycle, and other factors. The Company amortizes these commissions consistent with the pattern of satisfaction of the performance obligation to which the asset relates. Costs to obtain a contract paid upon multi-year renewal are amortized over the renewal contract term. Amortization expense is included in Sales and Marketing expenses in the consolidated statements of operations.
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

Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its estimated fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the estimated fair value, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill during the years ended December 31, 2022, 2021 and 2020.
Impairment of Definite-lived Intangible Assets and other Long-lived Assets
The Company evaluates long-lived assets, which includes amortized intangible assets and tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. The Company measures any amount of impairment based on the difference between the carrying value and the estimated fair value of the impaired asset. There were no impairments of long-lived assets during the years ended December 31, 2022, 2021 and 2020.
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. The Company measures and recognizes compensation expense for all stock-based awards, including stock options, restricted stock units ("RSUs") granted to employees and directors, performance stock units ("PSUs") granted to employees and stock purchase rights granted under the Company's 2021 Employee Stock Purchase Plan ("ESPP") to employees, based on the estimated fair value of the awards on the date of grant.

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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Net Loss Per Share Attributable to Class A and Class B-1 Common Stockholders
The Company utilizes the treasury method when calculating basic and diluted net loss per share. The rights of the holders of Class A common stock and Class B-1 common stock are identical in all respects, except that Class B-1 common stock will not vote on the election or removal of directors. The holders of Class B-2 common stock have no participating rights (voting or otherwise), except for the right to vote on the election or removal of directors and will be entitled to a nominal annual dividend of CAD $15,000 in the aggregate. As Class B-2 common stock have no participating economic rights, the Company is not required to use the two-class method.

Basic net loss per share is computed using the weighted average number of shares outstanding for the period, excluding unvested service and performance-based stock options and awards. Diluted net loss per share is computed using the weighted average shares outstanding for the period plus dilutive potential shares, including unvested stock options and awards using the treasury stock method.
Cash, Cash Equivalents, Restricted Cash, and Investments
The Company considers highly liquid investment securities with maturities of 90 days or less at the date of purchase to be cash equivalents. Investments not considered cash equivalents with maturities of greater than 90 days but less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. The Company’s cash equivalents and investments include time deposits, money market funds, and debt securities. The Company’s restricted cash was primarily associated with securing credit facilities.

The Company's debt securities consist primarily of commercial paper, corporate debt securities, U.S. government securities, U.S. government agency securities, and non-U.S. government securities. The Company's debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale debt securities are reported in other income (expense), net as incurred. The Company recognizes realized gains and losses upon sales of the investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income (loss) into earnings using the specific identification method. Purchase premiums and discounts are amortized or accreted using the effective interest method over the life of the related security and such amortization and accretion are included in interest income in the consolidated statements of operations.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For available-for-sale debt securities in an unrealized loss position, the Company determines whether a credit loss exists. In this assessment, among other factors, the Company considers the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If factors indicate a credit loss exists, an allowance for credit loss is recorded to other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors will be recognized in other comprehensive income (loss).
Fair Value of Financial Instruments
The fair value of the Company’s cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their respective carrying amounts due to their short-term maturity.

Concentrations of Credit Risk and Credit Evaluations
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivatives and trade receivables. The Company’s cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. The majority of cash equivalents consists of money market funds that primarily invest in U.S. government securities. The Company's investments consist of time deposits and fixed income debt securities. Management believes that the financial institutions that hold the Company’s time deposits and the issuers of debt securities are financially sound and, accordingly, are subject to minimal credit risk.

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
No customer accounted for more than 10% of revenue in the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and December 31, 2021, no customer accounted for more than 10% of the accounts receivable balance.
Allowance for Credit Losses
The Company estimates the overall collectability of accounts receivable and other contract assets and provides an allowance for credit losses for those considered uncollectible. The Company makes estimates of expected credit losses by specifically analyzing its accounts receivable and other contract assets based on historical experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in its customer payment terms. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The Company records the expected credit losses in general and administrative expense. On December 31, 2022 and 2021, the Company’s allowance for credit losses were $4.6 million and $4.6 million, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details the activity of the allowance, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Beginning Balance	Provisions for Expected Credit Loss	Write-offs, Net of Recoveries	Revaluation (i)	Ending Balance
December 31, 2020	$4,316	204	(46)	83	$4,557
December 31, 2021	$4,557	183	(39)	(57)	$4,644
December 31, 2022	$4,644	207	(176)	(67)	$4,608

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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2022, 2021 and 2020 were $13.7 million, $16.7 million and $6.1 million, respectively.
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
Restructuring
Restructuring charges primarily consist of severance, facilities, transition and other related costs. Severance costs generally include severance payments, notice-period payments, outplacement services, health insurance coverage, and relocation costs. Facilities costs generally include rent, variable lease operating expenses and lease termination costs. Transition and other related costs primarily consist of legal costs and consulting charges associated with business process improvements and strategy.
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
The Company determines if an arrangement is or contains a lease at contract inception. In certain of its lease arrangements, primarily those related to data center arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement involves an identified asset that is physically distinct or whether the Company has the right to substantially all of the capacity of an

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
identified asset that is not physically distinct. In arrangements that involve an identified asset, there is also judgment in evaluating if the Company has the right to direct the use of that asset. The Company did not have any material finance leases for any periods presented.
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
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts in an attempt to reduce the impact of foreign currency exchange rate fluctuations on forecasted cash flows and expenses and designates these contracts as cash flow hedges at inception. The Company is currently using foreign exchange forward contracts to hedge the anticipated foreign currency expenses of its subsidiary in India denominated in Indian rupee. The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings.

The Company may enter into interest rate swap agreements to offset the variability of cash flows associated with the floating rate interest payments related to its Term Loan Facilities. See Note 9. Borrowings in the Notes to Consolidated Financial Statements of this Report for further discussion of the credit facilities. These swaps are generally designated as cash flow hedges of floating rate interest payments. All cash flows relating to swaps that are considered to have an other than insignificant financing component at the inception date are included in cash flow from financing activities in the consolidated statements of cash flows. The Company records any change in the fair value of cash flow designated interest rate swaps in other comprehensive income (loss), until the hedged cash flow occurs, at which point any gain (loss) is reclassified into earnings or losses and any change in fair value of non-designated swaps in interest expense. The other comprehensive loss at de-designation is amortized to interest expense over the original hedge period and future gains and losses on the de-designated swap are recognized as interest expense.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Cash, Cash Equivalents, Restricted Cash, and Investments
The following table summarizes the Company’s cash, cash equivalents, restricted cash and short-term investments as of December 31, 2022 and December 31, 2021 (in thousands).

	December 31,
	2022	2021

Cash	$165,599	$275,386
Cash equivalents:
Time deposits	51,192	979
Money market funds	273,098	180,013
Commercial paper	7,990	—
Total cash equivalents	332,280	180,992
Total cash and cash equivalents	$497,879	456,378
Restricted cash	—	1,718
Total cash, cash equivalents, and restricted cash	$497,879	$458,096
Short-term investments:
Time deposits	125,281	40,045
Commercial paper	27,708	—
Corporate debt securities	21,724	—
U.S. government agency securities	39,597	—
Non-U.S. government and agency securities	3,946	—
Total short-term investments	218,256	40,045
Total cash, cash equivalents, restricted cash, and investments	$716,135	$498,141
_____________
See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2022 (in thousands). There were no available-for-sale debt securities held at December 31, 2021.

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$39,634	$5	$(42)	$39,597
Non-U.S. government securities	3,964	—	(18)	3,946
Corporate debt securities	21,850	—	(126)	21,724
Commercial paper	35,745	—	(47)	35,698
Total	$101,193	$5	$(233)	$100,965

There were no realized gains or losses related to available-for-sale debt securities for the three and twelve months ended December 31, 2022. As of December 31, 2022, all available-for-sale debt securities mature within one year of consolidated balance sheet date.

As of December 31, 2022, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $0.2 million, which were related to $75.5 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The Company did not recognize any credit losses related to the Company’s debt securities during the twelve months ended December 31, 2022. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

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
Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities. The Company does not have any assets or liabilities classified as Level 3.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$176,473	$176,473	$—	$—
Money market funds(ii)	273,098	273,098	—	—
Commercial paper(i)	35,698	—	35,698	—
Corporate debt securities(iii)	21,724	—	21,724	—
U.S. government and U.S. government agency securities(iii)	39,597	—	39,597	—
Non-U.S. government securities(iii)	3,946	—	3,946	—
Total cash equivalents and investments	550,536	449,571	100,965	—
Foreign currency derivatives(iv)	88	—	88	—
Total assets	$550,624	$449,571	$101,053	$—
Liabilities:
Foreign currency derivatives(v)	$3,343	$—	$3,343	$—
Total liabilities	$3,343	$—	$3,343	$—
__________
(i)Included in cash equivalents and short-term investments on the consolidated balance sheets.
(ii)Included in cash equivalents on the consolidated balance sheets.
(iii)Included in short-term investments on the consolidated balance sheets.
(iv)Included in prepaid expenses and other current assets on the consolidated balance sheets.
(v)Included in accrued liabilities on the consolidated balance sheets.

As of December 31, 2022, 82% and 18% of the Company’s total financial assets subject to fair value measurement are classified as Level 1 and Level 2, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(iv)Included in accrued liabilities on the consolidated balance sheets.

As of December 31, 2021, 99% and 1% of the Company’s total financial assets subject to fair value measurement are classified as Level 1 and Level 2, respectively.

Money Market Funds, Time Deposits, and Available-For-Sale Debt Securities

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds, time deposits, and available-for-sale debt securities.

To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

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

Foreign Currency and Interest Rate Derivatives and Hedging Instruments
Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency rates and futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically the LIBOR and Secured Overnight Financing Rate ("SOFR") cash and swap rates, and credit risk at commonly quoted intervals). The Company records its derivative assets and liabilities on a gross basis in the consolidated balance sheet and uses mid-market pricing as a practical expedient for fair value measurements.
Key inputs for foreign currency derivatives are the spot rates, forward rates, interest rates, and credit derivative market rates. The spot rate for each foreign currency is the same spot rate used for all balance sheet

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Key inputs for interest rate derivatives are the LIBOR curve consisting of cash rates for very short term, futures rates and swap rates beyond the derivative maturity. These rates are used to provide spot rates at resets specified by each derivative. Derivatives are discounted to present value at the measurement date using the SOFR curve. Credit default swap spread curves per counterparty and the BB Industrial credit spread curves, (representing the Company’s credit risk) at month end are used to discount the interest rate derivatives for non-performance risk using the potential method. As of December 31, 2022 there were no more outstanding interest rate swaps.
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
There were no transfers between Level 1, Level 2 and Level 3 categories during the years ended December 31, 2022 and 2021.
Note 6. Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at December 31, 2022 and 2021 (in thousands, except years):

	Estimated Useful Lives	December 31,
		2022	2021

Land	N/A	$40,512	$40,512
Buildings	25 years	118,134	118,134
Site improvements	15 years	2,567	2,517
Building improvements	10-15 years	34,706	34,252
Total land and buildings		195,919	195,415
Computer, equipment, and software	1-5 years	105,230	110,411
Furniture and fixtures	3-5 years	16,851	17,414
Leasehold improvements	1-10 years	52,612	55,331
Total property and equipment		370,612	378,571
Less: Accumulated depreciation and amortization		(210,038)	(201,162)
Total property and equipment, net		$160,574	$177,409
Depreciation and amortization expense were $21.2 million, $24.9 million, and $27.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of the goodwill as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021

Beginning balance	$2,380,752	$2,419,501
Measurement period adjustment	—	54
Foreign currency translation adjustment	(43,716)	(38,803)
Ending balance	$2,337,036	$2,380,752
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the year ended December 31, 2022, the Company recorded a total net reduction to goodwill of $43.7 million due to foreign currency translation adjustments.

During the year ended December 31, 2021, the Company recorded a total net reduction to goodwill of $38.7 million which consisted of $38.8 million of foreign currency translation adjustments, offset by an increase to goodwill of $0.1 million due to a measurement period adjustment related to changes in the realization of deferred tax assets.

Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of December 31, 2022 and 2021 are as follows (in thousands, except years):

	Weighted Average Useful Life (Years)	December 31, 2022			December 31, 2021
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	6	$876,949	$(859,319)	$17,630	$878,822	$(823,965)	$54,857
Other intangible assets:
Customer relationships	15	2,154,735	(1,359,837)	794,898	2,163,048	(1,214,492)	948,556
Trade names and trademark	7	81,442	(65,978)	15,464	81,894	(57,852)	24,042
Total other intangible assets		2,236,177	(1,425,815)	810,362	2,244,942	(1,272,344)	972,598
Total intangible assets, net		3,113,126	(2,285,134)	827,992	3,123,764	(2,096,309)	1,027,455

The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $188.8 million, $245.9 million and $287.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020

Cost of revenues	$35,354	$73,461	$98,458
Operating expenses	153,471	172,434	189,309
Total amortization of intangible assets	$188,825	$245,895	$287,767
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of December 31, 2022, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

Years ending December 31,	Acquired Developed and Core Technology	Other Intangible Assets	Total Intangible Assets
2023	$11,474	$137,096	$148,570
2024	3,391	121,155	124,546
2025	1,626	99,115	100,741
2026	926	86,301	87,227
2027	184	75,060	75,244
Thereafter	29	291,635	291,664
Total expected amortization expense	$17,630	$810,362	$827,992

Note 8. Accrued Liabilities
Accrued liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands):

	Year ended December 31,
	2022	2021

Accrued taxes	$22,741	$29,382
Derivative liabilities	3,343	7,777
Other	32,760	37,604
Accrued Liabilities	$58,844	$74,763

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Borrowings
Long-term debt consists of the following (in thousands):

	Year ended December 31,
	2022	2021

Dollar term loan	$1,860,938	$1,875,000
Less: Discount on term loan	(7,529)	(8,671)
Less: Debt issuance costs	(12,899)	(14,858)
Total debt, net of discount and debt issuance costs	1,840,510	1,851,471
Less: Current portion of long-term debt	(18,750)	(14,063)
Long-term debt	$1,821,760	$1,837,408
As of December 31, 2022 and 2021 the aggregate fair value of the Company’s dollar term loan, based on Level 2 inputs related to fair market value, were $1,830.2 million and $1,871.5 million, respectively.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Revolving Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.50% and 2.00% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.50% and 1.00% based on the Company’s total net first lien leverage ratio. No amounts were outstanding under the Revolving Facility as of December 31, 2022 and December 31, 2021. There were $1.7 million and $1.4 million of utilized letters of credit under the Revolving Facility at December 31, 2022 and December 31, 2021, respectively.

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

The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2022.

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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum principal payments
Future minimum principal payments on the Term Facility as of December 31, 2022 are as follows (in thousands):

2023	$18,750
2024	18,750
2025	18,750
2026	18,750
2027	18,750
Thereafter	1,767,188
Total	$1,860,938

Note 10. Disaggregation of Revenue and Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020

Revenue:
Cloud and subscription support	$562,492	$433,001	$320,525
Self-managed subscription license	294,671	314,671	273,309
Subscription	857,163	747,672	593,834
Perpetual license	10,397	29,269	63,126
Software revenue	867,560	776,941	656,960
Maintenance	519,996	558,470	560,868
Professional services	117,562	108,644	105,268
Maintenance and professional services revenue	637,558	667,114	666,136
Total revenues	$1,505,118	$1,444,055	$1,323,096
Revenue by geographic location for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020

North America	$1,032,978	$961,860	$886,477
EMEA	314,978	325,583	292,151
Asia Pacific	124,156	122,770	116,863
Latin America	33,006	33,842	27,605
Total revenues	$1,505,118	$1,444,055	$1,323,096
In 2022, 2021 and 2020, the Company’s revenue from customers in the United States was $979.1 million, $907.8 million and $838.4 million, respectively. Revenue from customers in all foreign countries during those periods was $526.0 million, $536.3 million and $484.7 million, respectively. No foreign country represented 10% or more of the Company’s total revenue for the three years ended December 31, 2022, 2021 and 2020, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs to obtain a contract

Costs to obtain contracts consist of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the years ended December 31, 2022 and 2021 (in thousands):

Ending balance as of December 31, 2020	$136,566
Additions	90,971
Commissions amortized	(48,517)
Revaluation	(1,560)
Ending balance as of December 31, 2021	$177,460
Additions, net	103,298
Commissions amortized	(60,235)
Revaluation	(2,719)
Ending balance as of December 31, 2022	$217,804
Of the $217.8 million deferred commissions balance as of December 31, 2022, the Company expects to recognize approximately 31% as commission expense over the next 12 months, and the remainder thereafter.
Note 11. Leases
The Company leases certain office facilities under various operating leases, which expire at various dates through 2035 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The Company’s leases have remaining lease terms of up to 12 years, some of which include options to extend the lease for up to 9 years. Additionally, some lease contracts include termination options. The Company’s lease agreements do not contain any residual value guarantees, material variable payment provisions or material restrictive covenants.
Total operating lease expense was $19.9 million, $21.3 million, and $22.5 million, excluding short term lease costs, variable lease costs, and sublease income each of which were immaterial for the years ended December 31, 2022, 2021 and 2020, respectively, and is recorded under operating expenses.
Total cash paid for amounts included in the measurement of operating lease liabilities was $21.6 million and $22.9 million, for the years ended December 31, 2022 and 2021, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets were $13.9 million and $22.1 million, at December 31, 2022 and 2021, respectively.
The weighted-average remaining lease term and weighted-average discount rate for operating lease liabilities as of December 31, 2022 were 5.91 years and 4.79%, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of operating lease liabilities as of December 31, 2022 are presented in the table below (in thousands):

Year ending December 31,
2023	$20,483
2024	16,977
2025	12,138
2026	8,340
2027	5,659
Thereafter	20,326
Total operating lease payments	$83,923
Less: imputed interest	(11,231)
Present value of operating lease liabilities	$72,692
The Company leases certain portion of its owned facilities to third parties. The Company earned lease income of $4.5 million, $4.5 million and $4.8 million for the years ending December 31, 2022, 2021 and 2020, respectively and is included in Other income (expense), net on the consolidated statements of operations. The terms of these non-cancelable lease arrangements generally require fixed periodic payments ranging from three to four years.
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

The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of December 31, 2022, a net unrealized loss of approximately $2.1 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of December 31, 2022 and 2021, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $100.3 million and $83.9 million of Indian rupees as of December 31, 2022 and 2021, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps

The Company may enter into interest rate swap agreements to offset the variability of cash flows associated with the floating rate interest payments related to the Term Loan Facilities. See Note 9. Borrowings in the Notes to Consolidated Financial Statements of this Report for further discussion of the credit facilities. These swaps are generally designated as cash flow hedges of floating rate interest payments.

During the year ended December 31, 2022, the Company had two interest rate swaps with a total current notional amount of $1.3 billion, with fixed rate at 1.525%. All cash flows relating to swaps that are considered to have an other than insignificant financing component at the inception date are included in cash flows from financing activities in the consolidated statement of cash flows. The Company recorded the changes in the fair value of the cash flow designated interest rate swaps in other comprehensive income (loss), until the hedged cash flow occurred, at which point any gain (loss) was reclassified into earnings. Both interest rate swaps matured as of December 31, 2022.
In March 2020, the Company restructured existing swap agreements by extending the hedging period to take advantage of lower interest rates and produce an immediate reduction in cash outflows. The restructured swaps were considered a hybrid instrument under ASC 815 due to the negative market value at designation: a borrowing and an embedded interest rate swap with a fair value of zero that had been designated as a cash flow hedge of interest expense on the Company’s outstanding LIBOR borrowings. The borrowing was amortized to interest expense over its remaining term and the fair value of the embedded interest rate swap was recorded in other comprehensive income until it was recognized as interest expense at each settlement date. One of the two interest rate swaps was de-designated in November 2020. The other comprehensive loss at de-designation was amortized to interest expense over the original hedge period and future gains and losses on the de-designated swap was recognized as interest expense.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $10.4 million and $9.4 million of Indian rupees at December 31, 2022 and 2021, respectively. There were no open foreign currency contracts to sell at December 31, 2022 and 2021, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the fair value amounts for designated and non-designated hedging instruments at December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)

Designated hedging instruments
Foreign currency forward contracts	$88	$2,827	$1,405	$52
Interest Rate Swaps	—	—	—	1,992
Non-designated hedging instruments
Foreign currency forward contracts	—	516	204	—
Interest Rate Swaps	—	—	—	5,733
Total fair value of hedging instruments	$88	$3,343	$1,609	$7,777

(i)Included in prepaid expenses and other current assets, and other assets on the consolidated balance sheets.
(ii)Included in accrued liabilities on the consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of December 31, 2022 and 2021, there were no derivative assets or liabilities that were net settled under the master netting agreements.
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

The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Amount of gain (loss) recognized in other comprehensive income (loss)(i)	$4,492	$4,938	$(31,184)
Amount of gain (loss) related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income(ii)	$(1,421)	$3,307	$(687)
Amount of gain (loss) related to interest rate swaps reclassified from accumulated other comprehensive loss into income as interest expense	$4,558	$(21,323)	$(20,564)

(i)The before-tax gain (loss) of $(5,513), $2,482 and $1,183 related to foreign exchange forward contracts were recognized in other comprehensive income (loss) during the years ended December 31, 2022, 2021 and 2020, respectively. The before-tax gain (loss) of $10,005, $2,456 and $(32,367) related to interest rate swaps were recognized in other comprehensive income (loss) during the years ended December 31, 2022, 2021 and 2020 respectively.

(ii)The before-tax gain (loss) of $(316), $629 and $(147) were included in cost of service revenues on the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively. The before tax gain (loss) of $(1,105), $2,678 and $(540) were included in operating expenses, primarily research and development expense on the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The before-tax gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts and interest rate swaps for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Gain (loss) recognized in other income (expense), net(i)	$5,493	$(183)	$(206)
_____________
(i)Gain (loss) recognized in other income (expense), net includes the debt component of restructured interest rate swap treated as a hybrid instrument. Both of the restructured and non-designated interest rate swaps matured in December 2022.
See Note 5. Fair Value Measurements, Note 15. Accumulated Other Comprehensive Income, and Note 19. Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Report for a further discussion.
Note 13. Stockholders Equity
Common and Preferred Stock
The Amended and Restated Certificate of Incorporation filed in October 2021 authorized the issuance of a total of 2,000,000,000 shares of Class A common stock, $0.01 par value per share, 200,000,000 shares of Class B-1 common stock, $0.01 par value per share, 200,000,000 shares of Class B-2 common stock, $0.00001 par value per share, and 200,000,000 shares of preferred stock, $0.01 par value per share. There was no preferred stock issued and outstanding as of December 31, 2022 and December 31, 2021.
The rights of the holders of Class A common stock and Class B-1 common stock are identical in all respects, except that Class B-1 common stock will not vote on the election or removal of directors. The holders of Class B-2 common stock have no participating rights (voting or otherwise), except for the right to vote on the election or removal of directors and are entitled to a nominal annual dividend of CAD$15,000 in the aggregate.

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

In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Code to our employees and any parent and subsidiary corporations' employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations' employees and consultants. A total of 46,770,130 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Option Awards

Prior to 2022, the Company has issued options subject to service based vesting ("Service-based options") under the 2015 Plan. In addition, the Company has issued different types of Performance-based Options under the 2015 plan, for which vesting is subject to the achievement of one or more performance events, such as achievement of certain levels of Multiple on Invested Capital ("MOIC"), exit events, including a change in control or partial sale, or initial public offering, and market liquidity vesting criteria in connection with achieving a certain per share price in any one or more exit events (the "MOIC/Performance Options"). At the achievement of one or more exit events, the Company will recognize compensation expense in proportion to the requisite service period already completed. Upon the effectiveness of our IPO, an underlying performance-based vesting condition of the MOIC/Performance Options was deemed satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $15.7 million as of the date of IPO. The remaining expense will be recognized over the remaining estimated derived service period unless the market liquidity vesting criteria are achieved earlier.

The following table summarizes the option award activity for the years ended December 31, 2022 and 2021 (in thousands, except share price, fair value and term):

	Number of Options			Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service-based	Performance-based
Outstanding at December 31, 2020	23,710	16,463	7,247	$14.85		7.84	$83,364
Granted	5,668	3,749	1,919	$22.20	$8.20
Exercised	(1,276)	(1,024)	(252)	$11.83			$13,742
Forfeited or expired	(2,218)	(1,420)	(798)	$15.74
Outstanding at December 31, 2021	25,884	17,768	8,116	$16.53		7.36	$529,265
Exercised	(1,665)	(1,329)	(336)	$12.19			$12,718
Forfeited or expired	(1,399)	(935)	(464)	$17.01
Outstanding at December 31, 2022	22,820	15,504	7,316	$16.83		6.34	$51,157
The weighted-average fair value of each share used in the determination of the Company’s options as of and for the respective period ended December 31, 2021 was $21.42. The fair value of options vested during the years ended December 31, 2022 and 2021 was $32.3 million and $13.8 million, respectively. As of December 31, 2022, the number of options vested and exercisable was 14.6 million with a weighted average exercise price of $16.3 and aggregate intrinsic value of $34.1 million. The weighted average remaining contractual terms for options vested and exercisable as of December 31, 2022 and 2021 were 5.94 years and 6.34 years, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. As of December 31, 2022, there were a total of approximately 8.2 million unvested options with a weighted-average grant date fair value of $8.47 per share. As of December 31, 2021, there were a total of approximately 15.4 million unvested options with a weighted-average grant date fair value of $5.78 per share.

Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs")

Beginning in the fourth quarter of 2021, after the completion of the IPO, the Company issued RSUs to employees and directors under the 2021 Plan. RSUs vest upon the satisfaction of a service-based vesting condition only. The service-based condition for the majority of these awards is generally satisfied pro-rata over two to four years.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the first quarter of 2022, the Company issued PSUs to employees under the 2021 Plan. PSUs will vest subject upon the satisfaction of both an achievement of one or more performance conditions and a service-based vesting condition.

The following table summarizes RSU and PSU activity and related information during the year ended December 31, 2022 under the 2021 Plan (in thousands, except share price):

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2020	—	$—
Granted	7,635	33.02
Vested	—	—
Forfeited	(65)	32.98
Unvested and outstanding as of December 31, 2021	7,570	$33.02
Granted	12,795	18.89
Vested	(1,998)	31.43
Forfeited	(1,021)	30.02
Unvested and outstanding as of December 31, 2022	17,346	$22.95

Employee Stock Purchase Plan

In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. As of December 31, 2022, a total of 8,258,786 shares of the Company’s Class A common stock has been reserved for future issuance under the ESPP.

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

Share Repurchases
There were no repurchases during the year ended December 31, 2022.During the year ended December 31, 2021, the Company repurchased 0.4 million shares for $9.3 million. All repurchases were completed under the terms of the 2015 Plan.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Assumptions

Expected term - For options, the Company estimates the expected term based on an analysis of the facts and circumstances underlying the option agreement. For the ESPP, expected term represents the term from the first day of the offering period to the purchase dates within each offering period.

Expected volatility - As we do not have sufficient trading history of our common stock, we estimate the volatility of our common stock on the date of the grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies over a period equal to the expected term of the award.

Risk-free interest rate - Risk-free rate is estimated based upon the implied yield on the U.S. Treasury zero-coupon issued with maturities that are consistent with the option’s expected term.

Expected dividend yield - Based on Company’s continued assumption that there will not be any dividend payouts, the expected dividend yield is zero.

Fair value of underlying common stock - Prior to the Company's IPO, the fair value of the underlying share and the exercise price were based on the estimated per share fair value from the Company’s recurring valuation process. The Company discounted the fair value of the underlying share for lack of marketability of the shares before applying each model. After the completion of the IPO, the fair value of the Company's common stock is determined by the closing price of its common stock on the primary stock exchange on which our common stock is traded date of grant for options or on the first day of the offering period for the Company's ESPP.

There were no Service-based option awards granted during the year ended December 31, 2022. The fair values of the Service-based option awards granted during the years ended December 31, 2021 and 2020 were estimated using the following assumptions using the Black-Scholes pricing model:

	2021	2020
Service-based Option Awards:
Expected term (in years)	3.4	2.9
Expected volatility	39.4%	36.4%
Risk-free interest rate	0.4%	0.3%
Expected dividend rate	—%	—%

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no Performance-based option awards granted during the year ended December 31, 2022. The following table summarizes the weighted-average assumptions used in estimating the fair value of our Performance-based options using the Monte Carlo pricing model:

	2021	2020
Performance-based Option Awards:
Expected term (in years)	1.9 - 2.7	3.4 - 3.9
Expected volatility	40.0% - 45.0%	45%
Risk-free interest rate	1.2% - 1.5%	0.6% - 0.7%
Expected dividend rate	—%	—%

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering periods during the years ended December 31, 2022 and 2021 using the Black-Scholes pricing model:

	Year ended December 31,
	2022	2021
ESPP:
Expected term (in years)	0.5 - 1.0	0.3 - 0.9
Expected volatility	34.8% - 45.2%	27.6% - 32.6%
Risk-free interest rate	0.6% - 3.5%	0.1%
Expected dividend rate	—%	—%
Fair value of common stock	$20.05 - $21.55	$29.00

Stock Compensation
The stock-based compensation (excluding deferred compensation) for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Cost of revenues	$20,763	$5,528	$916
Research and development	40,045	11,114	2,531
Sales and marketing	39,175	12,889	3,035
General and administrative	35,879	15,486	5,562
Total stock-based compensation	$135,862	$45,017	$12,044
As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested service-based options was $13.2 million and is expected to be recognized over the remaining weighted-average vesting period of 1.06 years.

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested options with performance, market liquidity and service vesting conditions is $8.3 million and is expected to be

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized over the estimated derived service period of 1.42 years, unless the market liquidity vesting criteria are achieved earlier.

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested options with performance and service vesting conditions is $9.6 million and is expected to be recognized over the remaining service period of 2.25 years.

As of December 31, 2022, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $366.3 million and is expected to be recognized over the remaining weighted-average vesting period of 2.95 years.

As of December 31, 2022, the total unrecognized stock-based compensation expense related to the ESPP was $3.2 million and is expected to be recognized over the remaining offering periods.
Note 14. Employee 401(K) Plan
The Company’s employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary, up to the statutory prescribed annual limit. The Company matches 50% of the contribution made by an employee, up to a maximum of $6,000 per calendar year. For employees hired prior to January 1, 2017, contributions made by the Company vest 100% upon contribution. For employees hired after January 1, 2017, contributions made by the Company vest on a graded vesting schedule over four years. The Company contributed $10.5 million, $9.6 million, and $10.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated balances for each component of other comprehensive (loss) income for the year ended December 31, 2022, net of taxes (in thousands):

			Net Unrealized Gain (Loss) on Derivatives
	Cumulative Translation Adjustments	Net Unrealized (Loss) on Available-for-sale Debt Securities	Foreign Currency		Interest Rate Swaps		Total Cash Flow Hedges	Total
Beginning balance as of December 31, 2021	$20,232	$—	$1,018		$(4,099)		$(3,081)	$17,151
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $548, $56, $1,359 and, $(2,472)	(65,667)	(171)	(4,154)		7,533		3,379	(62,459)
Net (gain) loss reclassified from accumulated other comprehensive (loss) income, net of tax benefit (expense) of $—, $—, $350 and $(1,124)	—	—	1,071	(i)	(3,434)	(ii)	(2,363)	(2,363)
Total other comprehensive (loss) income, net of tax effect(iii)	(65,667)	(171)	(3,083)		4,099		1,016	(64,822)
Ending balance as of December 31, 2022	$(45,435)	$(171)	$(2,065)		$—		$(2,065)	$(47,671)

(i)The before-tax loss of $(316)and $(1,105) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the consolidated statements of operations.
(ii)The before-tax gain of $4,558 was included in interest expense on the consolidated statements of operations.
(iii)The tax benefit (expense) related to the net gain (loss) reclassified from accumulated other comprehensive (loss) income was included in income tax provision on the consolidated statements of operations.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the year ended December 31, 2021, net of taxes (in thousands):

		Net Unrealized Gain (Loss) on Derivatives
	Cumulative Translation Adjustments	Foreign Currency		Interest Rate Swaps		Total Cash Flow Hedges	Total
Beginning balance as of December 31, 2020	$63,711	$1,643		$(22,059)		$(20,416)	$43,295
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax expense of $(165), $(618) and $(544)	(43,479)	1,864		1,912		3,776	(39,703)
Net (gain) loss reclassified from accumulated other comprehensive income (loss), net of tax (expense) benefit of $—, $(818) and $5,275	—	(2,489)	(i)	16,048	(ii)	13,559	13,559
Total other comprehensive income (loss), net of tax effect (iii)	(43,479)	(625)		17,960		17,335	(26,144)
Ending balance as of December 31, 2021	$20,232	$1,018		$(4,099)		$(3,081)	$17,151

(i)The before-tax gain of $629 and $2,678 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the consolidated statements of operations.
(ii)The before-tax loss of $(21,323) was included in interest expense on the consolidated statements of operations.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the year ended December 31, 2020, net of taxes (in thousands):

		Net Unrealized Gain (Loss) on Derivatives
	Cumulative Translation Adjustments	Foreign Currency		Interest Rate Swaps		Total Cash Flow Hedges	Total
Beginning balance as of December 31, 2019	$18,224	$232		$(13,147)		$(12,915)	$5,309
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $(415), $(290) and $7,933	45,487	893		(24,434)		(23,541)	21,946
Net loss reclassified from accumulated other comprehensive income (loss), net of tax benefit of $—, $169 and $5,042	—	518	(i)	15,522	(ii)	16,040	16,040
Total other comprehensive income (loss), net of tax effect(iii)	45,487	1,411		(8,912)		(7,501)	37,986
Ending balance as of December 31, 2020	$63,711	$1,643		$(22,059)		$(20,416)	$43,295

(i)The before-tax losses of $(147) and $(540) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the consolidated statements of operations.
(ii)The before-tax loss of $(20,564) was included in interest expense on the consolidated statements of operations.
(iii)The tax benefit (expense) related to the net gain (loss) reclassified from accumulated other comprehensive income was included in income tax provision on the consolidated statements of operations.
See Note 5. Fair Value Measurements, Note 12. Derivative Financial Instruments and Note 19. Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Report for a further discussion.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Income Taxes

The provision (benefit) for income taxes consists of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax provision:
U.S. federal	$73,974	$12,419	$25,118
U.S. state	15,175	9,748	7,955
Non-U.S.	16,394	23,564	17,033
Total current tax provision	105,543	45,731	50,106
Deferred tax benefit:
U.S. federal	(68,194)	(8,699)	(46,101)
U.S. state	(15,589)	(7,429)	(14,842)
Non-U.S.	(2,282)	(5,564)	(11,484)
Total deferred tax (benefit)	(86,065)	(21,692)	(72,427)
Total provision (benefit) for income taxes	$19,478	$24,039	$(22,321)
The components of income (loss) before income taxes attributable to the U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$(49,957)	$(120,874)	$(199,087)
Non-U.S.	15,760	44,984	8,879
Loss before income taxes	$(34,197)	$(75,890)	$(190,208)
The Company became a tax resident of the United States starting in 2021; therefore, the statutory rate used for purposes of the following reconciliation between the provision (benefit) for income taxes at the statutory tax rate and the total provision (benefit) for income taxes for the year ended December 31, 2022 and 2021 was 21%. For 2020, the Company was a tax resident of Luxembourg; therefore the statutory rate was 25%:

	Year Ended December 31,
	2022	2021	2020
Income tax benefit computed at statutory tax rate	$(7,177)	$(15,912)	$(47,194)
State taxes, net of federal benefit	327	750	(5,441)
Foreign earnings taxed at different rates	4,115	2,950	9,858
Stock-based compensation	9,504	1,729	1,023
Return to provision true-up	1,794	114	9,365
Research and development tax credits	(3,574)	(3,067)	(2,259)
Deferred distribution taxes	906	2,209	1,881
Foreign Inclusions	15,691	3,144	5,863
Withholding taxes	4,354	5,729	3,586
IRS audit settlement	—	(4,990)	—
Valuation allowance	(6,214)	30,768	1,938
Other	(248)	615	(941)
Total income tax provision (benefit)	$19,478	$24,039	$(22,321)

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate was (57)% for the year ended December 31, 2022. The effective tax rate differed from the United States statutory rate of 21%, primarily due to foreign income inclusion under global intangible low-taxed income ("GILTI"), non-deductible stock-based compensation, and change in valuation allowance.

The Company’s effective tax rate was (32)% for the year ended December 31, 2021. The effective tax rate differed from the United States statutory rate of 21%, primarily due to establishment of a valuation allowance on its disallowed interest expense deferred tax asset and withholding taxes, partially offset by a benefit from the IRS audit settlement in 2021.

The Company’s effective tax rate was 12% for the year ended December 31, 2020. The effective tax rate was lower than the Luxembourg statutory rate of 25%, primarily due to U.S. earnings taxed at lower tax rates under the Tax Cuts and Jobs Acts enacted on December 22, 2017.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$17,118	$21,726
Tax credit carry forwards	28,790	31,910
Reserves and accrued costs not currently deductible	14,465	14,653
Deferred revenue	92,789	76,773
Unrealized gains or losses	4,091	3,591
Disallowed interest expense	64,754	88,204
Stock-based compensation	15,796	9,021
Lease liability	10,446	15,070
R&D capitalization	57,751	—
Depreciable assets	1,262	173
Other	195	486
Gross deferred tax assets	307,457	261,607
Valuation allowance	(124,794)	(128,108)
Net deferred tax assets	182,663	133,499
Deferred tax liabilities:
Deferred distribution tax	(10,423)	(8,969)
Intangible assets	(129,426)	(170,482)
Deferred commissions	(39,784)	(32,537)
Right of use assets	(8,558)	(13,102)
Total deferred tax liabilities	(188,191)	(225,090)
Net deferred tax liabilities	$(5,528)	$(91,591)
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance for the year ended December 31, 2022, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies.
As a result of this analysis for the year ended December 31, 2022, management believes it is more likely than not that the Company’s deferred tax assets, after recording valuation allowances for disallowed interest

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expense, the net California and Ireland deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

A reconciliation of the beginning and ending amount of valuation allowances is as follows (in thousands):

Valuation allowance on deferred tax assets:	Balance at Beginning of Period	(Charged) Credited to Expenses / Other	Balance at Ending of Period
Year ended December 31, 2020	$(96,411)	$12,560	$(83,851)
Year ended December 31, 2021	$(83,851)	$(44,257)	$(128,108)
Year ended December 31, 2022	$(128,108)	$3,314	$(124,794)
As of December 31, 2022, the Company had U.S. federal and state net operating loss carry forwards of approximately $15.5 million and $8.3 million, respectively. In addition, the Company has California research and development tax credit carry forwards of approximately $50.3 million that do not expire. The utilization of the Company’s U.S. net operating losses is subject to various limitations under Section 382. The Company does not anticipate any expiration of the U.S. net operating loss carry forwards prior to their utilization.
As of December 31, 2022, the Company’s non-U.S. subsidiaries had combined net operating loss carry forwards of $103.4 million that can be carried forward indefinitely.

The Company provides for taxes on the undistributed earnings of certain non-U.S. subsidiaries which would be subject to withholding taxes if distributed. Additional U.S. or foreign income tax liabilities may arise upon reversal of certain other outside basis differences in our foreign subsidiaries, although the calculation of such additional taxes is not practicable. Deferred distribution taxes were $10.4 million and $9.0 million for the years ended December 31, 2022 and 2021, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021	2020
Beginning balance	$43,044	$65,843	$62,730
Additions for tax positions of prior years	7,187	237	1,765
Reductions for tax positions of prior years	(1,569)	(2,087)	(825)
Additions based on tax positions related to the current year	3,813	4,432	4,332
Reductions due to lapse of statute of limitations	(595)	(480)	(442)
Reductions due to settlements	—	(24,901)	(1,717)
Ending balance	$51,880	$43,044	$65,843

The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $25.5 million, $23.2 million and $37.1 million as of December 31, 2022, 2021 and 2020, respectively. The Company has elected to include interest and penalties as a component of income tax expense. Accrued interest and penalties as of December 31, 2022, 2021 and 2020 were approximately $5.2 million, $3.7 million and $6.2 million, respectively. As of December 31, 2022, the gross unrecognized tax benefit was approximately $51.9 million. It is reasonably possible that an additional reduction of up to $10 million of unrecognized tax benefits may occur within the next 12 months due to statute of limitation lapse, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. As of December 31, 2022, tax years 2017-2022 remain subject to examination in the major tax jurisdictions where the Company operates. In addition, the Company has been informed by certain state and foreign taxing authorities that it was selected for examination. U.S. federal, state and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits has commenced and are at various stages of completion as of December 31, 2022.
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
Note 17. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands):

	Year Ended December 31,
	2022	2021	2020

Net loss	$(53,675)	$(99,929)	$(167,887)
Weighted average shares in computing net loss per share(i)
Basic and Diluted	281,129	250,418	244,331
Net loss per share attributable to Class A and B-1 common stockholders
Basic and Diluted	$(0.19)	$(0.40)	$(0.69)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options outstanding(i)	4,138	5,009	2,624
RSUs	247	—	—
PSUs	76	—	—
ESPP	90	—	—

(i)Amounts for periods prior to the completion of our restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.
Note 18. Related Party Transactions
In conjunction with closing the 2015 Privatization Transaction, the Company entered into an underwriting and monitoring fee arrangement with the Sponsors. During the year ended December 31, 2022, the Company did not incur any monitoring fees. During the year ended December 31, 2021, the Company incurred monitoring fees of $1.6 million. The fees were expensed as general and administrative expenses in the consolidated statements of operations.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2016, the Company entered into a license and services agreement with one of its Sponsors. The revenues recorded related to the agreement for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Maintenance and professional services revenues	$28	$44	$111

During the year ended December 31, 2020, the Company entered into separation agreements with former executives. The Company made payments of approximately $8.0 million to these executives during the year ended December 31, 2022.
Note 19. Commitments and Contingencies
Long-Term Purchase Obligations
As of December 31, 2022, the Company had long-term purchase obligations of approximately $213.0 million, primarily related to multi-year contracts with third party vendors for hosting services related to our subscription services and software as a service commitments . The expected payments under these commitments total approximately $46.8 million, $161.0 million, and $5.3 million, over the next 1 year, 1-3 years, and 3-5 years, respectively.

Warranties
The Company generally provides an assurance type warranty for its software products and services to its customers for a period of three to six months and service level provisions for its cloud services for the duration of the subscription. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. These are not separate performance obligations and are outside the scope of ASC 606. To date, the Company's product warranty expense and obligations have not been material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2022 and 2021. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request, in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that reduces the Company’s exposure and enables the Company to recover a portion of

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Note 20. Subsequent Events
On January 10, 2023, the Company announced a plan to reduce its workforce by approximately 450 employees, representing approximately 7% of the Company’s global workforce (the “Plan”) as of December 31, 2022. The Plan is intended to better align the Company’s global workforce and cost base with its cloud-focused strategic priorities and current business needs.
The Company estimates that it will incur non-recurring charges of approximately $25 million to $35 million in connection with the Plan, primarily related to cash expenditures for employee transition, notice period and severance payments, and employee benefits.
The Company expects that the majority of these charges will be incurred in the first quarter of 2023 and that the implementation of the Plan will be substantially complete by the end of the first quarter of 2023. Potential position eliminations in each country are subject to local law and consultation requirements, which may extend this process beyond the first quarter of 2023 in limited cases. The charges that the Company expects to incur are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual expenses may differ materially from such estimates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-40936	3.1	12/9/2021
3.2	Amended and Restated Bylaws of the registrant.	S-1	333-259963	3.4	10/18/2021
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-259963	4.1	10/1/2021
4.2	Description of Capital Stock.	10-K	001-40936	4.2	3/24/2022
10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-259963	10.1	10/18/2021
10.2+	Informatica Inc. 2021 Equity Incentive Plan and related form agreements	S-1/A	333-259963	10.2	10/18/2021
10.3+	Informatica Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1	333-259963	10.3	10/18/2021
10.4+	Third Amended and Restated Informatica Inc. Equity Incentive Plan and related form agreements.	S-1	333-259963	10.4	10/18/2021
10.5+	Form of Change in Control and Severance Agreement	S-1	333-259963	10.5	10/18/2021
10.6+	Form of Outside Director Compensation Policy	S-1/A	333-259963	10.6	10/18/2021
10.7+	Form of Umbrella Bonus Plan	S-1	333-259963	10.7	10/18/2021
10.8+	Confirmatory Employment Letter between the registrant and Amit Walia.	S-1/A	333-259963	10.8	10/18/2021
10.9+	Confirmatory Employment Letter between the registrant and Eric Brown.	S-1/A	333-259963	10.9	10/18/2021
10.10+	Confirmatory Employment Letter between the registrant and Jitesh Ghai.	S-1/A	333-259963	10.10	10/18/2021
10.11+	Confirmatory Employment Letter between the registrant and Ansa Sekharan.	S-1/A	333-259963	10.11	10/18/2021
10.12+	Confirmatory Employment Letter between the registrant and John Schweitzer	10-K	001-40936	10.12	3/24/2022
10.13+	Employment Letter between the registrant and Michael McLaughlin
10.14	Stockholders Agreement.	10-Q	001-40936	10.12	12/9/2021
10.15	Registration Rights Agreement.	10-Q	001-40936	10.13	12/9/2021
10.16	Credit and Guaranty Agreement by and among Informatica Inc., as Holdings, Informatica LLC, as the Borrower, and the Borrowers and Guarantors identified therein, and JPMorgan Chase, N.A., as the Administrative Agent, dated October 29, 2021.	8-K	001-40936	10.1	11/4/2021
10.17+	Transition and Consulting Agreement between the registrant and Eric Brown
21.1	List of subsidiaries of the Company	10-K	001-40936	21.1	3/24/2022
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature pages hereto)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (Formatted as inline XBRL and contained in Exhibits 101)

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

Date:	February 27, 2023	INFORMATICA INC.

		By:	/s/ Amit Walia
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Amit Walia and Michael McLaughlin, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Amit Walia	Chief Executive Officer and Director	February 27, 2023
Amit Walia	(Principal Executive Officer)

/s/ Michael McLaughlin	Executive Vice President and Chief Financial Officer	February 27, 2023
Michael McLaughlin	(Principal Financial Officer)

/s/ Mark Pellowski	Chief Accounting Officer	February 27, 2023
Mark Pellowski	(Principal Accounting Officer)

/s/ Bruce Chizen	Chair of the Board of Directors	February 27, 2023
Bruce Chizen

/s/ Janice Chaffin	Director	February 27, 2023
Janice Chaffin

/s/ Gerald Held	Director	February 27, 2023
Gerald Held

/s/ Ryan Lanpher	Director	February 27, 2023
Ryan Lanpher

/s/ Austin Locke	Director	February 27, 2023
Austin Locke

/s/ Elizabeth Rafael	Director	February 27, 2023
Elizabeth Rafael

/s/ Brian Ruder	Director	February 27, 2023
Brian Ruder

/s/ Cesare Ruggiero	Director	February 27, 2023
Cesare Ruggiero

/s/ Jill Ward	Director	February 27, 2023
Jill Ward