Form 10-Q
period 2023-03-31
Informatica Inc.
filed 2023-05-04
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 242,219,694 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of April 26, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:
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
•the possible harm caused by adverse economic, industry and market conditions in the United States and globally, including due to inflationary pressures, volatility and uncertainty in the banking and financial services sector, foreign exchange headwinds, and the military conflict between Russia and Ukraine, and its impact on our business and operations;
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

Part I - Financial Information
Item 1. Financial Statements
INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$632,907	$497,879
Short-term investments	165,127	218,256
Accounts receivable, net of allowances of $4,607 and $4,608, respectively	261,634	454,759
Contract assets, net	93,881	95,221
Prepaid expenses and other current assets	125,322	132,638
Total current assets	1,278,871	1,398,753
Property and equipment, net	158,053	160,574
Operating lease right-of-use-assets	62,980	67,735
Goodwill	2,346,596	2,337,036
Customer relationships intangible asset, net	764,492	794,898
Other intangible assets, net	28,401	33,094
Deferred tax assets	13,799	13,076
Other assets	162,421	165,733
Total assets	$4,815,613	$4,970,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,393	$38,002
Accrued liabilities	40,758	58,844
Accrued compensation and related expenses	74,563	150,118
Current operating lease liabilities	16,418	17,514
Current portion of long-term debt	18,750	18,750
Income taxes payable	18,629	3,758
Contract liabilities	644,894	676,470
Total current liabilities	834,405	963,456
Long-term operating lease liabilities	51,398	55,178
Long-term contract liabilities	21,921	23,007
Long-term debt, net	1,817,792	1,821,760
Deferred tax liabilities	31,351	18,604
Long-term income taxes payable	32,548	30,601
Other liabilities	4,610	3,932
Total liabilities	2,794,025	2,916,538
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 and 2,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 242,222 and 239,749 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,423	2,398
Class B-1 common stock; $0.01 par value per share; 200,000 and 200,000 shares authorized; 44,050 and 44,050 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	440	440
Class B-2 common stock; $0.00001 par value per share, 200,000 and 200,000 shares authorized; 44,050 and 44,050 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	3,352,312	3,282,383
Accumulated other comprehensive loss	(34,032)	(47,671)
Accumulated deficit	(1,299,555)	(1,183,189)
Total stockholders’ equity	2,021,588	2,054,361
Total liabilities and stockholders’ equity	$4,815,613	$4,970,899
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues:
Subscriptions	$213,922	$197,747
Perpetual license	806	2,672
Software revenue	214,728	200,419
Maintenance and professional services	150,703	161,928
Total revenues	365,431	362,347
Cost of revenues:
Subscriptions	35,684	24,704
Perpetual license	180	153
Software costs	35,864	24,857
Maintenance and professional services	43,159	49,805
Amortization of acquired technology	2,874	9,137
Total cost of revenues	81,897	83,799
Gross profit	283,534	278,548
Operating expenses:
Research and development	82,039	75,123
Sales and marketing	128,538	128,952
General and administrative	41,360	29,574
Amortization of intangible assets	34,291	38,661
Restructuring	27,253	—
Total operating expenses	313,481	272,310
(Loss) income from operations	(29,947)	6,238
Interest income	7,583	366
Interest expense	(35,051)	(12,825)
Other income, net	630	4,220
Loss before income taxes	(56,785)	(2,001)
Income tax expense	59,569	1,185
Net loss	$(116,354)	$(3,186)
Net loss per share attributable to Class A and Class B-1 common stockholders:
Basic	$(0.41)	$(0.01)
Diluted	$(0.41)	$(0.01)
Weighted-average shares used in computing net loss per share:
Basic	284,886	278,772
Diluted	284,886	278,772
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(116,354)	$(3,186)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment, net of tax benefit (expense) of $228 and $(12)	11,750	(19,074)
Available-for-sale debt securities:
Change in unrealized gain, net of tax expense of $24 and $—	74	—
Cash flow hedges:
Change in unrealized gain, net of tax expense of $308 and $1,312	941	3,991
Less: reclassification adjustment for amounts included in net loss, net of tax benefit of $286 and $380	874	1,156
Net change, net of tax expense of $594 and $1,692	1,815	5,147
Total other comprehensive (loss) income, net of tax effect	13,639	(13,927)
Total comprehensive loss, net of tax effect	$(102,715)	$(17,113)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2022	239,749	$2,398	44,050	$440	44,050	$—	$3,282,383	$(47,671)	$(1,183,189)	$2,054,361
Stock-based compensation	—	—	—	—	—	—	50,342	—	—	50,342
Issuance of shares under employee stock purchase plan	1,112	11	—	—	—	—	16,120	—	—	16,131
Issuance of shares under equity plans	1,361	14	—	—	—	—	3,467	—	—	3,481
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	—	—	—	—	(116,354)	(116,354)
Other comprehensive income	—	—	—	—	—	—	—	13,639	—	13,639
Balances, March 31, 2023	242,222	$2,423	44,050	$440	44,050	$—	$3,352,312	$(34,032)	$(1,299,555)	$2,021,588

	Three Months Ended March 31, 2022
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2021	234,189	$2,343	44,050	$440	44,050	$—	$3,093,232	$17,151	$(1,129,490)	$1,983,676
Stock-based compensation	—	—	—	—	—	—	29,882	—	—	29,882
Issuance of shares under employee stock purchase plan	801	8	—	—	—	—	13,636	—	—	13,644
Issuance of shares under equity plans	873	9	—	—	—	—	4,697	—	—	4,706
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	—	—	—	(3,186)	(3,186)
Other comprehensive loss	—	—	—	—	—	—	—	(13,927)	—	(13,927)
Balances, March 31, 2022	235,863	$2,360	44,050	$440	44,050	$—	$3,141,447	$3,224	$(1,132,700)	$2,014,771

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Operating activities:
Net loss	$(116,354)	$(3,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,198	5,727
Non-cash operating lease costs	5,350	4,577
Stock-based compensation	50,342	29,275
Deferred income taxes	11,477	(6,145)
Amortization of intangible assets and acquired technology	37,165	47,798
Amortization of debt issuance costs	847	919
Amortization of investment discount, net of premium	(851)	—
Changes in operating assets and liabilities:
Accounts receivable	197,579	177,717
Prepaid expenses and other assets	10,983	(4,485)
Accounts payable and accrued liabilities	(118,076)	(126,339)
Income taxes payable	22,184	(17,981)
Contract liabilities	(34,962)	(37,722)
Net cash provided by operating activities	69,882	70,155
Investing activities:
Purchases of property and equipment	(1,224)	(644)
Purchases of investments	(30,297)	(17,226)
Maturities of investments	80,500	24,114
Net cash provided by investing activities	48,979	6,244
Financing activities:
Payment of debt	(4,688)	—
Proceeds from issuance of common stock under employee stock purchase plan	16,131	13,644
Payments of offering costs	—	(505)
Payments for dividends related to Class B-2 shares	(12)	(24)
Net activity from derivatives with an other-than-insignificant financing element	—	(4,586)
Proceeds from issuance of shares under equity plans	3,481	4,706
Net cash provided by financing activities	14,912	13,235
Effect of foreign exchange rate changes on cash and cash equivalents	1,255	(2,429)
Net increase in cash and cash equivalents	135,028	87,205
Cash and cash equivalents at beginning of period	497,879	458,096
Cash and cash equivalents at end of period	$632,907	$545,301
Supplemental disclosures:
Cash paid for interest	$34,482	$13,678
Cash paid for income taxes, net of refunds	$25,907	$25,311
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,273	$784
Deferred offering costs payable or accrued but not paid	$—	$1,580
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business
Informatica Inc. (Informatica or the “Company”) has developed an AI-powered software platform that connects, manages, and unifies data across multi-cloud, hybrid systems at enterprise scale. The platform enables the Company’s customers to accurately track and understand their data, allowing them to create 360-degree customer experiences, automate data operations across enterprise-wide business processes, and pursue holistic data-driven digital strategies by guiding workload migrations to the cloud. The Company’s platform includes a suite of interoperable data management products that leverage the shared services and metadata of the underlying platform, including products for Data Integration, API & Application Integration, Data Quality, Master Data Management, Customer and Business 360, Data Catalog and Governance and Privacy. The Company was incorporated as a Delaware corporation on June 4, 2021.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include those of the Company and its subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Use of Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require management to make certain estimates, judgments, and assumptions. For example, management makes estimates, judgments and assumptions in determination of performance obligations and standalone selling price (“SSP”) used in revenue recognition, the realizability of deferred tax assets, uncertain tax positions and the recoverability of intangible assets and their useful lives. Management believes the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company’s unaudited condensed consolidated financial statements. The Company assesses these estimates on a regular basis, however actual results could differ from estimates due to risks and uncertainties.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 27, 2023. There have been no material changes to these policies during the three months ended March 31, 2023, except for the following update to the Software Revenue section of the revenue recognition accounting policy to discuss cloud-based subscription products with consumption-based pricing models based on Informatica Processing Units (“IPUs”).
Certain arrangements for our cloud-based subscription products provide for a maximum number of IPUs that are pre-purchased at the beginning of the arrangement to be consumed over the subscription term, with consumption measured either monthly or annually. For arrangements where consumption is measured annually, additional fees are charged for IPUs consumed above the annual maximum, if the customer’s usage requires it. The transaction price for cloud-based subscription products with consumption-based pricing is determined based on the pre-purchased amount and, for arrangements where consumption is measured annually, an estimate of additional fees that the Company is entitled to. The Company constrains its estimate based on factors that could lead to a probable significant reversal of cumulative revenue recognized. Revenues from our cloud-based subscription products with consumption-based pricing are recognized over time on a ratable basis over the applicable period beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later.

Note 3. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents and investments as of March 31, 2023 and December 31, 2022 (in thousands).

	March 31,	December 31,
	2023	2022

Cash	$137,828	$165,599
Cash equivalents:
Time deposits	49,843	51,192
Money market funds	437,277	273,098
Commercial paper	7,959	7,990
Total cash equivalents	495,079	332,280
Total cash and cash equivalents	$632,907	$497,879
Short-term investments:
Time deposits	75,567	125,281
Commercial paper	31,561	27,708
Corporate debt securities	17,881	21,724
U.S. government and agency securities	36,128	39,597
Non-U.S. government and agency securities	3,990	3,946
Total short-term investments	$165,127	$218,256
Long-term investments(i):
Corporate debt securities	3,875	—
Total long-term investments	$3,875	$—

Total cash, cash equivalents and investments	$801,909	$716,135
_____________
(i)Included in other assets on the condensed consolidated balance sheets.

See Note 5. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of March 31, 2023 (in thousands).

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$36,164	$—	$(36)	$36,128
Non-U.S. government securities	3,993	—	(3)	3,990
Corporate debt securities	21,826	2	(72)	21,756
Commercial paper	39,541	—	(21)	39,520
Total	$101,524	$2	$(132)	$101,394

The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2022 (in thousands).

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$39,634	$5	$(42)	$39,597
Non-U.S. government securities	3,964	—	(18)	3,946
Corporate debt securities	21,850	—	(126)	21,724
Commercial paper	35,745	—	(47)	35,698
Total	$101,193	$5	$(233)	$100,965

There were no realized gains or losses related to available-for-sale debt securities for the three months ended March 31, 2023. As of March 31, 2023, the fair value of our available-for-sale debt securities with contractual maturity of one year or less and one through three years from the condensed consolidated balance sheet date was $97.5 million and $3.9 million, respectively.

As of March 31, 2023, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $0.1 million, which were related to $93.4 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The Company did not recognize any credit losses related to the Company’s debt securities during the three months ended March 31, 2023. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$125,410	$125,410	$—	$—
Money market funds	437,277	437,277	—	—
Commercial paper	39,520	—	39,520	—
Corporate debt securities	21,756	—	21,756	—
U.S. government and U.S. government agency securities	36,128	—	36,128	—
Non-U.S. government securities	3,990	—	3,990	—
Total cash equivalents and investments	664,081	562,687	101,394	—
Foreign currency derivatives	375	—	375	—
Total assets	$664,456	$562,687	$101,769	$—
Liabilities:
Foreign currency derivatives	$1,111	$—	$1,111	$—
Total liabilities	$1,111	$—	$1,111	$—

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$176,473	$176,473	$—	$—
Money market funds	273,098	273,098	—	—
Commercial paper	35,698	—	35,698	—
Corporate debt securities	21,724	—	21,724	—
U.S. government and U.S. government agency securities	39,597	—	39,597	—
Non-U.S. government securities	3,946	—	3,946	—
Total money market funds and time deposits	550,536	449,571	100,965	—
Foreign currency derivatives	88	—	88	—
Total assets	$550,624	$449,571	$101,053	$—
Liabilities:
Foreign currency derivatives	$3,343	$—	$3,343	$—
Total liabilities	$3,343	$—	$3,343	$—
There were no transfers between Level 1, Level 2 and Level 3 categories during the three months ended March 31, 2023 and 2022.
Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of the goodwill for the three months ended March 31, 2023 (in thousands):

Amount
Ending balance as of December 31, 2022	$2,337,036
Foreign currency translation adjustment	9,560
Ending Balance as of March 31, 2023	$2,346,596
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of March 31, 2023 and December 31, 2022 are as follows (in thousands, except years):

	Weighted Average Useful Life (Years)	March 31, 2023			December 31, 2022
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	6	$877,029	$(862,193)	$14,836	$876,949	$(859,319)	$17,630
Other intangible assets:
Customer relationships	15	2,156,649	(1,392,157)	764,492	2,154,735	(1,359,837)	794,898
Trade names and trademark	7	81,514	(67,949)	13,565	81,442	(65,978)	15,464
Total other intangible assets		2,238,163	(1,460,106)	778,057	2,236,177	(1,425,815)	810,362
Total intangible assets, net		$3,115,192	$(2,322,299)	$792,893	$3,113,126	$(2,285,134)	$827,992
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $37.2 million and $47.8 million for the three months ended March 31, 2023 and 2022, respectively.
The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$2,874	$9,137
Operating expenses	34,291	38,661
Total amortization of intangible assets	$37,165	$47,798
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of March 31, 2023, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Developed and Core Technology	Other Intangible Assets	Total Intangible Assets

Remaining 2023	$8,673	$103,066	$111,739
2024	3,398	121,449	124,847
2025	1,626	99,335	100,961
2026	926	86,492	87,418
2027	184	75,225	75,409
Thereafter	29	292,490	292,519
Total expected amortization expense	$14,836	$778,057	$792,893

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Borrowings
Long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022

Dollar term loan	$1,856,250	$1,860,938
Less: Discount on term loan	(7,263)	(7,529)
Less: Debt issuance costs	(12,445)	(12,899)
Total debt, net of discount and debt issuance costs	1,836,542	1,840,510
Less: Current portion of long-term debt	(18,750)	(18,750)
Long-term debt, net of current portion	$1,817,792	$1,821,760
As of March 31, 2023 and December 31, 2022, the aggregate fair value of the Company’s dollar term loan, based on Level 2 inputs related to fair market value, were $1,846.2 million and $1,830.2 million, respectively.
Credit Facilities
The Company has a credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders (the “Credit Agreement”). Under the Credit Agreement, the Company borrowed $1.9 billion of dollar term loans (the “Term Facility”) and obtained $250.0 million of commitments under a revolving credit facility (the “Revolving Facility” and, together with the Term Facilities, the “Credit Facilities”).
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
The Revolving Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.50% and 2.00% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.50% and 1.00% based on the Company’s total net first lien leverage ratio. No amounts were outstanding under the Revolving Facility as of March 31, 2023 and December 31, 2022. There were $1.7 million of utilized letters of credit under the Revolving Facility at March 31, 2023 and December 31, 2022.
The Company guarantees the obligations under the Credit Agreement. All obligations under the Credit Agreement are secured by a perfected lien or security interest in substantially all of the Company’s and the guarantors’ tangible and intangible assets. The Credit Agreement also provides for a borrowing facility of $15.0 million, which is available on a same day basis and a letter of credit facility of $30.0 million. The Credit Agreement also includes an uncommitted incremental facility subject to compliance with certain leverage tests and borrowing limits.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accrued interest is payable (i) quarterly in arrears with respect to base rate loans, (ii) at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than 3 months) with respect to LIBOR loans, (iii) the date of any repayment or prepayment, and (iv) at maturity (whether by acceleration or otherwise). The Company is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. Under the Credit Agreement, a commitment fee is payable on the daily unutilized amount under the Revolving Facility at a per annum rate ranging from 0.35% to 0.25% depending on the Company’s total net first lien leverage ratio.
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2023.
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
Future minimum principal payments
Future minimum principal payments on the Term Facility as of March 31, 2023 are as follows (in thousands):

Remaining 2023	$14,063
2024	18,750
2025	18,750
2026	18,750
2027	18,750
Thereafter	1,767,187
Total	$1,856,250

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Disaggregation of Revenue, Contract Liabilities, Remaining Performance Obligations, Credit Risk and Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022

Revenue:
Cloud and subscription support	$163,373	$130,898
Self-managed subscription license	50,549	66,849
Subscription	213,922	197,747
Perpetual license	806	2,672
Software revenue	214,728	200,419
Maintenance	125,375	132,477
Professional services	25,328	29,451
Maintenance and professional services revenue	150,703	161,928
Total revenues	$365,431	$362,347
Revenue by geographic location for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022

North America	$251,037	$243,347
EMEA	77,002	78,755
Asia Pacific	29,596	32,416
Latin America	7,796	7,829
Total revenues	$365,431	$362,347
In the three months ended March 31, 2023 and 2022, the Company’s revenue from customers in the United States was $233.3 million and $230.1 million, respectively. No foreign country represented 10% or more of the Company’s total revenue during the three months ended March 31, 2023 and 2022, respectively.
Contract Liabilities
As of March 31, 2023, deferred revenue and customer deposit liabilities were $665.0 million and $1.8 million, respectively. As of December 31, 2022, deferred revenue and customer deposit liabilities were $697.5 million and $2.0 million, respectively.
The amount of revenues recognized during the three months ended March 31, 2023 that were included in the opening contract liabilities balance as of January 1, 2023 was approximately $251.6 million. The amount of revenues recognized during the three months ended March 31, 2022 that were included in the opening contract liabilities balance as of January 1, 2022 was approximately $238.1 million.
Remaining Performance Obligations from Customer Contracts
As of March 31, 2023 , the Company’s remaining performance obligations was $1.3 billion , which does not include customer deposit liabilities. The Company expects to recognize approximately 68% of its remaining

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
performance obligations at March 31, 2023 as revenues over the next twelve months and the remainder over the next two to three years.
Concentrations of Credit Risk and Credit Evaluations
No customer accounted for more than 10% of revenue during the three months ended March 31, 2023 and 2022. At March 31, 2023 and December 31, 2022, no customer accounted for more than 10% of the accounts receivable balance.
Costs to Obtain a Contract
Costs to obtain contracts consist of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the three months ended March 31, 2023 (in thousands):

Amount
Ending balance as of December 31, 2022	$217,804
Additions, net	11,611
Commissions amortized	(17,733)
Revaluation	527
Ending balance as of March 31, 2023	$212,209
As of March 31, 2023, $69.0 million and $143.2 million of deferred commissions balance were included in prepaid and other current assets and other assets in the condensed consolidated balance sheet, respectively.
Note 9. Restructuring
On January 10, 2023, the Company announced a plan to reduce its workforce by approximately 450 employees, representing approximately 7% of the Company’s global workforce, and a closure of an office in Israel (the “Plan”). The Plan is intended to better align the Company’s global workforce and cost base with its cloud-focused strategic priorities and current business needs. In the first quarter of 2023, the Company recorded $27.3 million of restructuring expenses, including $1.1 million related to the right-of-use assets impairment charge for the office closure. Of this amount, $20.0 million was paid as of March 31, 2023, and the Company expects to pay the remainder in 2023.
The following table sets forth a summary of restructuring activities under the Plan since December 31, 2022 through March 31, 2023 (in thousands):

	Severance(i)	Facilities closures	Transition and related costs	Total
Balance as of December 31, 2022	$—	$—	$—	$—
Total charges	24,896	1,133	1,224	27,253
Cash payments	(19,168)	—	(852)	(20,020)
Balance as of March 31, 2023	$5,728	$1,133	$372	$7,233
_____________
(i)The balance at March 31, 2023 is recorded in accrued compensation and related expenses in the condensed consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Derivative Financial Instruments
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
The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive loss during the same period in which the corresponding underlying hedged transaction affects earnings. As of March 31, 2023, a net unrealized loss of approximately $0.2 million accumulated in other comprehensive loss is expected to be reclassified into earnings within the next twelve months.
The Company has forecast the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of March 31, 2023, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of less than twelve months. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income, net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $101.2 million and $100.3 million of Indian rupees as of March 31, 2023 and December 31, 2022, respectively.
Interest Rate Swaps
During the year ended December 31, 2022, the Company had two interest rate swap agreements to offset the variability of cash flows associated with the floating rate interest payments related to the Term Facilities. See Note 7. Borrowings in the Notes to Condensed Consolidated Financial Statements of this Report for further discussion of the credit facilities. These swaps were designated as cash flow hedges of floating rate interest payments. Both interest rate swaps matured as of December 31, 2022.
Balance Sheet Hedges
Balance sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income, net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $10.8 million and $10.4 million of Indian rupees at March 31, 2023 and December 31, 2022, respectively. There were no open foreign currency contracts to sell at March 31, 2023 and December 31, 2022, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the fair value amounts for designated and non-designated hedging instruments at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$371	$702	$88	$2,827
Non-designated hedging instruments
Foreign currency forward contracts	4	409	—	516
Total fair value of hedging instruments	$375	$1,111	$88	$3,343
_____________
(i)Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
(ii)Included in accrued liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of March 31, 2023 and December 31, 2022, there were no derivative assets or liabilities that were net settled under the master netting agreements.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis. Prospective testing is performed at the inception of the hedge relationship and quarterly thereafter. Retrospective testing is performed on a quarterly basis.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Amount of gain recognized in other comprehensive loss(i)	$1,249	$5,303
Amount of (loss) gain related to foreign exchange forward contracts reclassified from accumulated other comprehensive loss into income(ii)	$(1,160)	$413
Amount of loss related to interest rate swaps reclassified from accumulated other comprehensive loss into income as interest expense	$—	$(1,949)
_____________
(i)The before-tax gain of $1,249 related to foreign exchange forward contracts was recognized in other comprehensive loss during the three months ended March 31, 2023. The before-tax (loss) of $(541) related to foreign exchange forward contracts and gain of $5,844 related to interest rate swaps were recognized in other comprehensive loss during the three months ended March 31, 2022.
(ii)For the three months ended March 31, 2023, the before-tax loss of $226 and $934 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the three months ended March 31, 2022, the before-tax gains of $96 and $317 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The before-tax gain recognized in other income, net for non-designated foreign currency forward contracts and interest rate swaps for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Gain recognized in other income, net	$65	$3,657
See Note 5. Fair Value Measurements, and Note 14. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements of this Report for a further discussion.

Note 11. Stockholders Equity and Equity Incentive Plan
Common and Preferred Stock
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
Equity Incentive Plans
The Company’s equity incentive plans are administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”) and most recently amended and restated the 2015 Plan in October 2021.
Under the 2015 Plan, the Company issued equity awards in the form of options to acquire shares of the Company. The options are not intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code. The term of the options granted under this plan is ten years with a vesting requirement of continued employment through the applicable vesting date, and in certain cases attainment of performance criteria (“performance-based options”). In connection with the adoption of the 2021 Plan (as defined below), the 2015 Plan was terminated with respect to future awards. The 2015 Plan continues to govern awards that were granted prior to the effectiveness of the 2021 Plan.
In October 2021, the Company’s Compensation Committee adopted, and its stockholders, approved the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. As of March 31, 2023, a total of 61.0 million shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Option Awards Activity
The following table summarizes the option award activity for the three months ended March 31, 2023 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2022	22,820	15,504	7,316	$16.83	6.34	$51,157
Granted	—	—	—
Exercised	(337)	(189)	(148)	$10.32
Forfeited or expired	(510)	(465)	(45)	$19.48
Outstanding at March 31, 2023	21,973	14,850	7,123	$16.86	5.92	$49,945

Restricted Stock Units ("RSUs") and Performance Stock Units (“PSUs”)
The Company issues RSUs to employees and directors under the 2021 Plan. RSUs vest upon the satisfaction of a service-based vesting condition only. The service-based condition for the majority of the employee awards is generally satisfied pro-rata over two to four years.
The Company issues PSUs to employees under the 2021 Plan. PSUs are eligible to vest upon the satisfaction of both an achievement of one or more performance conditions and a service-based vesting condition.
The following table summarizes RSU and PSU activity and related information during the three months ended March 31, 2023 under the 2021 Plan (in thousands, except share price):

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2022	17,346	$22.95
Granted	9,331	17.44
Vested	(1,024)	27.60
Forfeited	(834)	26.05
Unvested and outstanding as of March 31, 2023	24,819	$20.57

Employee Stock Purchase Plan (“ESPP”)
In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. As of March 31, 2023, a total of 11.1 million shares of the Company’s Class A common stock has been reserved for issuance under the ESPP.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Assumptions
There were no option awards granted during the three months ended March 31, 2023.
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP using the Black-Scholes pricing model:

	Three Months Ended March 31,
	2023	2022
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	42.4% - 48.5%	34.8% - 38.3%
Risk-free interest rate	5.2% - 5.1%	0.6% - 0.9%
Expected dividend yield	—%	—%
Fair value of common stock	$17.06	20.05

Stock Compensation
The stock-based compensation for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$7,366	$4,575
Research and development	13,252	9,399
Sales and marketing	14,453	7,589
General and administrative	15,271	7,712
Total stock-based compensation	$50,342	$29,275
As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested service-based options was $9.5 million and is expected to be recognized over the remaining weighted-average vesting period of 1.06 years.
As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested options with performance, market liquidity and service vesting conditions is $5.3 million and is expected to be recognized over the estimated weighted-average explicit or derived service period of 1.58 years, unless the market liquidity vesting criteria are achieved earlier.
As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested options with performance and service vesting conditions only is $8.2 million and is expected to be recognized over the remaining weighted-average service period of 2.0 years.
As of March 31, 2023, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $463.8 million and is expected to be recognized over the remaining weighted-average vesting period of 2.52 years.
As of March 31, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $9.9 million and is expected to be recognized over the remaining offering period.

Note 12. Income Taxes
The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax expense was $59.6 million on pretax losses of $56.8 million

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2023, which resulted in a negative effective tax rate of 105%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to an increase in its valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock-based compensation.
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
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of March 31, 2023, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies. As a result of this analysis for the three months ended March 31, 2023, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for partial U.S. Federal and State deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

Note 13. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except net loss per share):

	Three Months Ended March 31,
	2023	2022
Net loss	$(116,354)	$(3,186)

Weighted-average shares in computing net loss per share:
Basic	284,886	278,772
Diluted	284,886	278,772
Net loss per share attributable to Class A and Class B-1 common stockholders:
Basic	$(0.41)	$(0.01)
Diluted	$(0.41)	$(0.01)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options outstanding	2,776	5,720
RSUs	711	52
PSUs	170	24
ESPP	89	55
Note 14. Commitments and Contingencies

Long-Term Purchase Obligations
As of March 31, 2023, the Company had long-term purchase obligations of approximately $181.3 million, primarily related to multi-year contracts with third party vendors for hosting services related to the Company’s

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
subscription services and software as a service commitments. The expected payments under these commitments total approximately $58.0 million and $123.3 million over the next 1 year and 1-3 years, respectively.

Warranties
The Company generally provides assurance-type warranties for its software products for a period of three to six months and service-level provisions for its cloud services for the duration of the subscription. These are not separate performance obligations and are outside the scope of ASC 606. To date, the Company’s product warranty expense and obligations have not been material.

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
The Company’s customer agreements generally include certain provisions for indemnifying the customer against losses, expenses, liabilities, and damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and scope limitations and a right to replace an infringing product with a non-infringing product.
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2023 and December 31, 2022. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Report and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2022 included in the Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on February 27, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Information Regarding Forward-Looking Statements” included elsewhere in this Report.
Overview
We have pioneered a new category of software, the Intelligent Data Management Cloud (“IDMC”). IDMC is our AI-powered platform that connects, manages, and unifies data across any public cloud or hybrid cloud environment, empowering enterprises to modernize and advance their data strategies.
We generate revenues from the sale of software products and related maintenance and professional services. Substantially all of our software revenue consists of fees generated through the sale of our subscription-based products and related support agreements for our subscription products. We have grown our subscription revenue to $213.9 million and $197.7 million for the three months ended March 31, 2023 and 2022, respectively. Over this period, our subscription revenue as a percentage of total software revenue was approximately 100% and 99% for the three months ended March 31, 2023 and 2022, respectively.
Our subscription products can be purchased individually as distinct product families or together as a tightly integrated platform to support complex data management needs and mission critical workloads. Our subscription products are sold through contracts primarily with a one-, two- or three-year term, with an average contract term of just over two years for the first quarter of 2023. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud-based subscription products on a ratable basis over the contract term. We generally recognize the majority of the revenue from our subscription-based self-managed licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.

In late 2020, we introduced a consumption-based pricing model to provide customers greater flexibility regarding use and consumption of a broad array of our cloud-based subscription products. The consumption-based pricing model is based on Informatica Processing Units ("IPUs") which is an innovative way to measure the consumption of our cloud-based services. Under the IPU model, customers pre-purchase a maximum number of IPUs to be consumed per month over the subscription term.

In the first quarter of 2023, we introduced a variation of the IPU consumption-based pricing model called Flex IPUs. Under this new model, customers pre-purchase a maximum number of Flex IPUs to be consumed per year of the subscription term. Additional fees are charged for incremental IPUs consumed above the annual maximum, if the customer’s usage requires it. In 2023, we expect an increase in cloud arrangements based on our consumption-based pricing models as our sales teams focuses on selling these types of arrangements.
We previously generated additional software revenue from the sale of perpetual licenses. However, consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue has decreased substantially. The perpetual license revenue as a percentage of total software revenue was 0% and 1% for the three months ended March 31, 2023 and 2022, respectively.
Our maintenance and professional services revenues consist of recurring maintenance fees related to perpetual licenses sold in the past and one-time professional services fees, respectively. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products. We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products. We recognized $150.7 million and $161.9 million of maintenance and professional services revenues during the three months ended March 31, 2023 and 2022, respectively.
We market and sell our subscription products primarily through our global direct sales team, which is enhanced by our relationships and collaboration with our partners that include global system integrators such as Deloitte and Accenture, hyperscale cloud platform providers such as AWS, Microsoft Azure, Google Cloud Platform and Oracle Cloud, and other channel partners such as value added resellers and distributors. Our sales organization consists of marketing, sales development, inside sales, and field sales personnel. It is generally organized by region, customer size and certain industry verticals. Cloud hyperscalers help us amplify our commercial reach when we jointly engage in cloud modernization efforts. In addition, our global system integrator partners provide implementation services for our products for customers as part of their support of broader, overall cloud modernization initiatives.
Historically, we have focused our selling efforts on executives such as chief information officers (“CIO”) and chief data officers (“CDO”) who are often making decisions to purchase our products for their most important business initiatives. CIOs adopt our platform as part of their analytics and AI projects, cloud migration journey, application modernization efforts, and business 360 initiatives. CDOs purchase our products as part of their overall data governance, access, and security strategies in order to democratize data access for everyone across the company. We are expanding our go-to-market efforts to focus more on departmental line of business and small and medium sized enterprise customers.
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased one of our solutions—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting the purchase of our Data Quality and Data Governance families of products. We also market our cloud products to our large installed base of perpetual license maintenance customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain internal on-premise IT infrastructure to lower-cost elastic cloud architecture.
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
Continued Adoption of our Subscription Products.    Our success will largely depend on customers’ continued uptake of our subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to subscription and cloud-based services, we believe demand for our platform and subscription-based products will increase. A large majority of our subscription products were architected to be deployed natively in public, private, or hybrid cloud environments. We intend to make the remainder of our subscription products available in the cloud. In addition, we assist our customers with migrations of their Informatica self-managed data integration, data quality and MDM (as defined below) installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended March 31, 2023, we have entered into agreements to migrate a total of approximately $20.2 million of perpetual license Maintenance ARR (as defined below), which has converted into approximately $31 million in Cloud Subscription ARR (as defined below). Our future growth will depend in part on our ability to develop new market-leading cloud products to expand the offerings in our platform.

New Customer Acquisition.    Our future growth depends in part on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 54% of our subscription customers as of March 31, 2023 did not have a prior perpetual license maintenance contract with us. In addition, our ability to attract new customers will depend in part on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We also have a dedicated inside sales team to our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make investments in sales and marketing to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Subscription NRR (as defined below), which was 110% and 113%, and Cloud Subscription NRR, which was 118% and 116% for the three months ended March 31, 2023 and 2022, respectively. We increased the average Subscription ARR per subscription customer from March 31, 2022 to March 31, 2023, from $231 thousand to $270 thousand, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as March 31, 2023 and 2022, we had 208 and 164 customers individually with over $1 million in Subscription ARR each, respectively.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, for the three months ended March 31, 2023 and 2022, our subscription renewal rate1 was 93% and 93%, respectively, and our maintenance renewal rate2 was 96% and 96%, respectively. We intend to continue investing in our products and customer success organization to maintain these favorable retention rates.
Investment in Partner Go-to-Market Efforts.    Our business and results of operations will also be significantly affected by our success in strengthening our relationships with strategic partners, including cloud hyperscalers, such as AWS, Microsoft Azure, Google Cloud Platform and Oracle Cloud; cloud partners such as Snowflake and Databricks; global system integrators, including Deloitte, Accenture, Cognizant and Wipro; and other channel partners such as value-added resellers and distributors. We believe further developing these key strategic relationships will help us scale and enhance co-selling of our products and services with these partners. We plan to continue to strengthen and expand our network of strategic partners to increase sales to both new and existing customers and offer new and existing products on partner marketplaces. We believe that investing in sales enablement and co-selling efforts with our strategic partners will broaden our distribution footprint globally and extend and improve our engagement with a broad set of prospective customers.
Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including elevated inflation concerns, global supply chain concerns, rising interest rates, fluctuation in foreign exchange rates, volatility and uncertainty in the financial services industry, geopolitical pressures, including the war in Ukraine, and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying
1 We compute the subscription renewal rate by assessing the value of annual subscription contracts that expire at the end of each period (denominator) and comparing this to the amount that we renew for that set of expiring contracts, including any price uplifts realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost/inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a subscription contract, we count that amount as removed from the numerator in that period.
2 We compute the maintenance renewal rate by assessing the value of annual maintenance contracts for perpetual licenses that expire at the end of each period (denominator) and comparing this to the amount that we renew for that set of expiring contracts, including any price uplifts realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost/inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a maintenance contract, we count that amount as removed from the numerator in that period. If a customer cancels a maintenance contract and migrates the underlying product to one of our cloud products, this loss of maintenance would be counted as a cancellation and reduce our maintenance renewal rate.

patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. For example, beginning in the second quarter of 2022, and continuing through the first quarter of 2023, we have experienced an impact from the current macroeconomic environment as prospective and existing customers applied elevated levels of scrutiny to purchasing decisions that adversely impacted the ability to close new business. We experienced these headwinds at an increasing magnitude beginning in the third quarter of 2022, and we expect some or all of the global macroeconomic factors will continue to impact our operations.
Additionally, the COVID-19 pandemic has impacted worldwide economic activity and financial markets and previously had significantly increased economic volatility and uncertainty. In 2021, the COVID-19 pandemic contributed to decreases in certain of our operating expenses, particularly in our travel and entertainment expenses and event spending. These expenses increased in 2022, and we expect that they will continue to increase as the COVID-19 pandemic subsides but we expect these expenses will remain lower than pre-pandemic levels, as we expect certain sales and marketing efforts and events will be a combination of in-person and virtual going forward. The ongoing conditions caused by the COVID-19 pandemic have and could continue to impact our business.
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

	March 31,
	2023	2022

	(in thousands, except percentages)
Cloud Subscription Annual Recurring Revenue	$483,294	$343,482
Self-managed Subscription Annual Recurring Revenue	537,612	505,593
Subscription Annual Recurring Revenue	1,020,906	849,075
Maintenance Annual Recurring Revenue	512,497	547,953
Total Annual Recurring Revenue	$1,533,403	$1,397,028

Subscription Net Retention Rate	110%	113%
Cloud Subscription Net Retention Rate	118%	116%

Adjusted EBITDA (Non-GAAP)	$89,013	$89,119
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
We believe ARR is an important metric for understanding our business since it tracks the annualized cash value collected over a 12-month period for all of our recurring contracts, irrespective of whether it is a maintenance contract on a perpetual license, a ratable cloud contract, or a self-managed term-based subscription license.
Maintenance Annual Recurring Revenue
Maintenance Annual Recurring Revenue (“Maintenance ARR”) represents the portion of ARR only attributable to our maintenance contracts.

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
Cloud Subscription Annual Recurring Revenue
Cloud Subscription Annual Recurring Revenue (“Cloud Subscription ARR”) represents the portion of ARR that is attributable to our hosted cloud contracts.
We believe that Cloud Subscription ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all of our recurring Cloud contracts. Cloud Subscription ARR is a subset of our overall Subscription ARR, and by providing this breakdown of Cloud Subscription ARR, it provides visibility on the size and growth rate of our Cloud Subscription ARR within our overall Subscription ARR. Cloud Subscription ARR should be viewed independently of subscription revenue and deferred revenue related to our subscription contracts and is not intended to be combined with or to replace either of those items.

Subscription Net Retention Rate

Subscription Net Retention Rate (“Subscription NRR”) compares the contract value for Subscription ARR from the same set of customers at the end of a period compared to the prior year. We treat divisions, segments or subsidiaries inside companies as separate customers. To calculate our Subscription NRR for a particular period, we first establish the Subscription ARR value at the end of the prior year period. We subsequently measure the Subscription ARR value at the end of the current period from the same cohort of customers. The net retention rate is then calculated by dividing the aggregate Subscription ARR in the current period by the prior year period. An increase in the Subscription NRR occurs as a result of price increases on existing contracts, higher consumption of existing products, and sales of additional new subscription products to existing customers exceeding losses from subscription contracts due to price decreases, usage decreases and cancellations. We believe Subscription NRR is an important metric for understanding our business since it measures the rate at which we are able to sell additional products into our subscription customer base.

Cloud Subscription Net Retention Rate
Cloud Subscription Net Retention Rate compares the contract value for Cloud Subscription ARR from the same set of customers at the end of a period compared to the prior year. We treat divisions, segments or subsidiaries inside companies as separate customers. To calculate our Cloud Subscription NRR for a particular period, we first establish the Cloud Subscription ARR value at the end of the prior year period. We subsequently measure the Cloud Subscription ARR value at the end of the current period from the same cohort of customers. The net retention rate is then calculated by dividing the aggregate Cloud Subscription ARR in the current period by the prior year period. An increase in the Cloud Subscription NRR occurs as a result of price increases on existing contracts, higher consumption of existing products, and sales of additional new subscription products to existing customers exceeding losses from subscription contracts due to price decreases, usage decreases and cancellations. We believe Cloud Subscription NRR is an important metric for understanding our business since it measures the rate at which we are able to sell additional products into our cloud subscription customer base.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP in the United States, we believe the following non-GAAP measure is useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as tools for comparison. A reconciliation is provided below for our non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.
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

	Three Months Ended March 31,
	2023	2022

	(in thousands)
GAAP net loss	$(116,354)	$(3,186)
Income tax expense	59,569	1,185
Interest income	(7,583)	(366)
Interest expense	35,051	12,825
Other income, net	(630)	(4,220)
Stock-based compensation	50,342	29,275
Amortization of intangibles	37,165	47,798
Equity compensation	—	83
Restructuring	27,253	—
Depreciation	4,200	5,725
Adjusted EBITDA	$89,013	$89,119
We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.

Components of Results of Operations
Software Revenues
Subscription Revenues.    Subscription revenues consist of revenues from customers under subscription cloud services, subscription-based self-managed licenses, and related support services. Revenues from our cloud-based subscription products are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The Company’s cloud subscription services include cloud functionalities and, for most products, also a secure agent that is installed on a customer’s premises. The secure agent performs tasks and enables secure communication behind a customer’s firewall with the cloud functionalities. For these products, customers are not able to use either the cloud functionalities or secure agent for their intended purpose on their own without use of the other component. The cloud functionalities and secure agent are accounted for together as a single performance obligation because we have concluded that the cloud functionalities and secure agent are highly interdependent and interrelated based on the significant two-way dependency between the components. The majority of the revenues expected over the term of our subscription-based self-managed licenses is recognized at a point in time upon transfer of control of the license to the customer. Support services sold with subscription-based self-managed licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, new subscription contracts are one to three years in length, with an average contract duration of approximately two and a half years. Our subscription software fees are typically billed annually in advance in equal installments across the term of the contracts for both cloud and self-managed subscriptions.
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
Service Revenues
Maintenance Revenues.    Maintenance revenue, which consists of fees for ongoing support and product updates for our previously sold perpetual licenses, is recognized ratably over the term of the contract, typically one year. Maintenance contracts are generally billed annually in advance. We expect our maintenance revenues to gradually decrease over time as we have ceased actively selling new perpetual licenses and our customers are expected to transition over time to our subscription-based licensing model and adopt our cloud-based products.
Professional Services Revenues.    Professional services revenues consist of non-recurring fees associated with implementation, education, and consulting services related to our software products. Consulting revenues are primarily related to configuration, installation, and implementation of our products. These services are generally performed on a time-and-materials basis and, accordingly, revenues are recognized as the services are performed. Consulting services, if included as part of the software arrangement, generally do not entail significant modification or customization of the software and hence, such services are not considered essential to the functionality of the software. Education service revenues are generated from classes offered at our headquarters, sales and training offices, customer locations, and on-line. Revenues are recognized as the classes are delivered or when the subscription period ends.
Cost of Revenues
Cost of Software Revenues.    Our cost of software revenues is a combination of costs of subscription revenues and perpetual licenses. Cost of subscription revenues consists primarily of fees paid to third-party vendors for hosting services related to our subscription services, fees paid to third parties for software used by us to deliver, monitor and secure our subscription products, internal personnel-related expenses, including stock-based compensation, to operate and secure our hosting infrastructure and royalties paid to postal authorities for address data and other vendors that provide content for our data-as-a-service offerings. In addition, these expenses include costs which are personnel-related expenses from our IT, Facilities and Procurement functions and expenses related to occupancy and enterprise systems allocated based on headcount (“Shared Costs”). Cost of perpetual license revenues consists primarily of software royalties payable to third parties.
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
Amortization of Acquired Technology.    Amortization of acquired technology is the amortization of technologies recorded primarily as a result of the 2015 transaction where we were taken private by our Sponsors (as defined below) (the “2015 Privatization Transaction”) and, to a lesser extent, from business acquisitions and acquired technology licenses.
Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation, as well as consulting services, travel expenses, Shared Costs, software expenses associated with the development of new products, enhancement and localization of existing products, and quality assurance and development of documentation for our products. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in our products is important for our growth and, as such, expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, but are expected to be relatively consistent as a percentage of revenue.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related expenses, including commissions, stock-based compensation and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel and entertainment, trade shows, software expenses, outside services and Shared Costs. With our cloud-only, consumption-driven strategy, we intend to better align our go-to-market efforts to improve current sales force productivity. We expect this to lead to cost savings in sales and marketing expense in absolute dollars, but it may vary as a percentage of revenue for the foreseeable future.
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
Amortization of Intangible Assets
Amortization of intangible assets is the amortization of customer relationships, and trade names and trademarks recorded as a result of the 2015 Privatization Transaction and, to a lesser extent, acquired through business acquisitions.

Restructuring
Restructuring charges include our reorganization activities related to a plan announced on January 10, 2023 to reduce our workforce by approximately 450 employees, representing approximately 7% of the global workforce, and a closure of an office in Israel (the “Plan”).
Interest Income (Expense) and Other Income, Net
Interest income (expense) and other income, net consists primarily of interest expense, interest income earned on our cash, cash equivalents, investments, mark-to-market gains and losses on interest rate swaps, unrealized foreign exchange gain and loss on monetary assets and liabilities, foreign exchange transaction gains and losses and rental income.
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

Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022

Revenues:
Subscriptions	$213,922	$197,747
Perpetual license	806	2,672
Software revenue	214,728	200,419
Maintenance and professional services	150,703	161,928
Total revenues	365,431	362,347
Cost of revenues:
Subscriptions	35,684	24,704
Perpetual license	180	153
Software costs	35,864	24,857
Maintenance and professional services	43,159	49,805
Amortization of acquired technology	2,874	9,137
Total cost of revenues	81,897	83,799
Gross profit	283,534	278,548
Operating expenses:
Research and development	82,039	75,123
Sales and marketing	128,538	128,952
General and administrative	41,360	29,574
Amortization of intangible assets	34,291	38,661
Restructuring	27,253	—
Total operating expenses	313,481	272,310
(Loss) income from operations	(29,947)	6,238
Interest income	7,583	366
Interest expense	(35,051)	(12,825)
Other income, net	630	4,220
Loss before income taxes	(56,785)	(2,001)
Income tax expense	59,569	1,185
Net loss	$(116,354)	$(3,186)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2023	2022

Revenues:
Subscriptions	59%	55%
Perpetual license	—	—
Software revenue	59	55
Maintenance and professional services	41	45
Total revenues	100	100
Cost of revenues:
Subscriptions	10	7
Perpetual license	—	—
Software costs	10	7
Maintenance and professional services	11	13
Amortization of acquired technology	1	3
Total cost of revenues	22	23
Gross profit	78	77
Operating expenses:
Research and development	23	21
Sales and marketing	36	36
General and administrative	11	8
Amortization of intangible assets	9	10
Restructuring	7	—
Total operating expenses	86	75
(Loss) income from operations	(8)	2
Interest income	2	—
Interest expense	(10)	(4)
Other income, net	—	1
Loss before income taxes	(16)	(1)
Income tax expense	16	—
Net loss	(32)	(1)
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2023	2022
Subscriptions	$213,922	$197,747	8%
Perpetual license	806	2,672	(70)%
Total software revenues	214,728	200,419	7%
Maintenance	125,375	132,477	(5)%
Professional services	25,328	29,451	(14)%
Total maintenance and professional services revenues	150,703	161,928	(6)%
Total revenues	$365,431	$362,347	1%

Total revenues increased by 1% to $365.4 million during the three months ended March 31, 2023 compared to $362.3 million for the three months ended March 31, 2022, primarily due to a 7% increase in software revenues, which was partially offset by a reduction in maintenance and professional services revenue.
Software Revenues

Our subscription revenues increased to $213.9 million (or 59% of total revenues) for the three months ended March 31, 2023 compared to $197.7 million (or 55% of total revenues) for the three months ended March 31, 2022. The increase of $16.2 million (or 8%) in subscription revenues for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to an increase in our subscription customers and continued expansion within existing customers.

We expect subscription revenues to account for substantially all of our software revenues going forward due to our cessation of active selling of perpetual licenses.

Our perpetual license revenues decreased to $0.8 million (or less than 1% of total revenues) for the three months ended March 31, 2023 from $2.7 million (or 0% of total revenues) for the three months ended March 31, 2022. The decrease in perpetual license revenues of $1.9 million (or 70%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to a decrease in number of transactions and average transaction price of our software under perpetual licenses as we have focused our sales efforts on our subscription offerings and expanded our cloud business.

Maintenance and Professional Services Revenues
Maintenance revenues decreased to $125.4 million (or 34% of total revenues) for the three months ended March 31, 2023 from $132.5 million (or 37% of total revenues) for the three months ended March 31, 2022. The decrease in maintenance revenues of $7.1 million (or 5%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to non-renewals, declining sales of perpetual licenses and an unfavorable year over year foreign currency impact. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the lack of new perpetual license sales.
Professional services revenues decreased to $25.3 million (or 7% of total revenues) for the three months ended March 31, 2023 compared to $29.5 million (or 8% of total revenues) for the three months ended March 31, 2022. The decrease of $4.2 million (or 14%) in professional services revenues for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by a decrease in demand for our consulting and education offerings.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2023	2022
Cost of software revenues	$35,864	$24,857	44%
Cost of maintenance and professional service revenues	43,159	49,805	(13)%
Amortization of acquired technology	2,874	9,137	(69)%
Total cost of revenues	$81,897	$83,799	(2)%
Cost of software revenues, as a percentage of software revenues	17%	12%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	29%	31%

Cost of Software Revenues
Cost of software revenues increased to $35.9 million (or 17% of software revenues) for the three months ended March 31, 2023 compared to $24.9 million (or 12% of software revenues) for the three months ended March 31, 2022. The increase of $11.0 million (or 44%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a $9.5 million increase in personnel-related expenses to operate and secure our hosting infrastructure, a $2.1 million increase in fees paid to third-party vendors for hosting services related to our subscription services, and a $0.3 million increase in Shared Costs, offset by a $0.9 million decrease in royalties paid to vendors.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues decreased to $43.2 million (or 29% of maintenance and professional services revenues) during the three months ended March 31, 2023 compared to $49.8 million (or 31% of maintenance and professional services revenues) during the three months ended March 31, 2022. The decrease of $6.6 million (or 13%) during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a $4.6 million decrease in personnel-related expenses, a $1.2 million decrease in Shared Costs and other expenses, and a $1.0 million decrease in software and other expenses, partially offset by $0.2 million increase in fees paid to third-party vendors for hosting services.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $2.9 million (or 1% of total revenues) for the three months ended March 31, 2023 from $9.1 million (or 3% of total revenues) for the three months ended March 31, 2022.
The decrease of $6.2 million (or 69%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as some components of the technology become fully amortized.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2023	2022
Research and development	$82,039	$75,123	9%
Research and development expenses increased to $82.0 million (or 23% of total revenues) for the three months ended March 31, 2023 compared to $75.1 million (or 21% of total revenues) for the three months ended March 31, 2022. The increase of $6.9 million (or 9%) during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a $5.4 million increase in salaries and other personnel-related expenses (including stock-based compensation of $3.9 million), a $1.7 million increase in outside services, and a $1.0 million increase in travel and other expenses, partially offset by a $1.2 million decrease in Shared Costs.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2023	2022
Sales and marketing	$128,538	$128,952	—%

Sales and marketing expenses decreased to $128.5 million (or 36% of total revenues) during the three months ended March 31, 2023 compared to $129.0 million (or 36% of total revenues) during the three months ended March 31, 2022. The decrease of $0.5 million (or 0%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a $6.6 million decrease in personnel-related expenses from a decrease in headcount, a $2.6 million decrease in marketing related expenses, a $2.0 million decrease in Shared Costs and other expenses, a $1.7 million decrease in commissions expense, partially offset by a $6.9 million increase in stock-based compensation and a $5.5 million increase in travel expense.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2023	2022
General and administrative	$41,360	$29,574	40%

General and administrative expenses increased to $41.4 million (or 11% of total revenues) during the three months ended March 31, 2023 compared to $29.6 million (or 8% of total revenues) during the three months ended March 31, 2022. The increase of $11.8 million (or 40%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a $9.8 million increase in personnel-related expenses (including stock-based compensation of $7.6 million), a $1.7 million increase in bad debt expense, a $0.7 million increase in outside services and other expenses, partially offset by a $0.4 million decrease in Shared Costs.
Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets and restructuring charges (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2023	2022
Amortization of intangible assets	$34,291	$38,661	(11)%
Restructuring	27,253	—	100%
Amortization of intangible assets decreased to $34.3 million (or 9% of revenues) during the three months ended March 31, 2023 compared to $38.7 million (or 10% of revenues) during the three months ended March 31, 2022. The decrease of $4.4 million (or 11%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
Restructuring costs increased to $27.3 million (or 7% of revenues) during the three months ended March 31, 2023. The increase of $27.3 million (or 100%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was a result of the restructuring plan initiated on January 10, 2023. Refer to Note 9. Restructuring in the Notes to the Condensed Consolidated Financial Statements for details.

Interest Income (Expense) and Other Income, Net
The following table sets forth, for the periods indicated, our interest income (expense) and other income, net (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2023	2022
Interest income	$7,583	$366	1972%
Interest expense	(35,051)	(12,825)	173%
Other income, net	630	4,220	(85)%
Interest income (expense) and other income, net	$(26,838)	$(8,239)	226%
The increase in interest income (expense) and other income, net, of $18.6 million (or 226%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to a $22.2 million increase in interest expense primarily due to higher interest rates and a $3.6 million decrease in foreign exchange gains. These decreases were partially offset by a $7.2 million increase in interest income from higher interest rates we received on our cash, cash equivalents and investments.
Income Tax Expense
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2023	2022
Income tax expense	$59,569	$1,185	4927%
Effective tax rate	(105)%	(59)%
Our income tax expense was $59.6 million and $1.2 million for the three months ended March 31, 2023 and 2022. The increase in tax expense recorded in the current period compared to the tax expense recorded in the prior year comparable period was primarily due to an increase in our valuation allowance and to a lesser extent from non-deductible stock-based compensation.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of March 31, 2023, the Company considered all available evidence both positive and negative, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the three months ended March 31, 2023, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for partial U.S. Federal and States deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of March 31, 2023 and December 31, 2022, respectively, we had $798.0 million and $716.1 million in available cash, cash equivalents, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, cash flows generated by operations and the Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.

The borrowings under the Term Facility bear interest at either, at the Company's election, LIBOR plus 2.75% or the base rate plus 1.75%. The Revolving Facility accrues interest at a per annum rate based on either, at the borrower’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.00% and 2.50% based on the borrower’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the borrower’s total net first lien leverage ratio. We expect to discontinue one-month LIBOR and transition to one-month Secured Overnight Financing Rate (“SOFR”) starting in the second half of 2023. See Note 7. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.

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
Approximately a fourth of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities	$69,882	$70,155
Cash provided by investing activities	48,979	6,244
Cash provided by financing activities	14,912	13,235
Operating Activities:    Cash provided by operating activities for the three months ended March 31, 2023 was $69.9 million. Our net loss for the three months ended March 31, 2023 was $116.4 million, adjusted for non-cash charges, primarily consisting of $41.4 million of depreciation and amortization, $5.4 million of non-cash operating lease cost, $50.3 million of stock-based compensation expense and $11.5 million of deferred income taxes. Additional uses of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $197.6 million decrease in accounts receivables due to the timing of collections, a $22.2 million increase in income tax payable due to the timing of tax payments and a $11.0 million decrease in prepaid expenses and assets. This was partially offset mainly by $118.1 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations, and a $35.0 million decrease in contract liabilities. Our “days sales outstanding” in accounts receivable increased to 65 days during the three months ended March 31, 2023 from 64 days during the three months ended March 31, 2022.

Cash provided by operating activities for the three months ended March 31, 2022 was $70.2 million. Our net loss for the three months ended March 31, 2022 was $3.2 million, adjusted for non-cash charges of $82.2 million and a net cash outflow of $8.8 million provided by changes in our operating assets and liabilities.
Investing Activities:    Net cash provided by investing activities for the three months ended March 31, 2023 was $49.0 million primarily due to a cash inflow consisting of $80.5 million in maturities of investments, partially offset by $30.3 million in purchases of investments and $1.2 million for purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2022 was $6.2 million primarily due to a cash inflow in maturities of investments, partially offset by purchases of investments and purchases of property and equipment.
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
Financing Activities: Net cash provided by financing activities for the three months ended March 31, 2023 was $14.9 million primarily due to $16.1 million in proceeds from issuance of common stock under the ESPP and $3.5 million in proceeds from the issuance of shares. These cash inflows were partially offset by $4.7 million in payment of debt.

Net cash provided by financing activities for the three months ended March 31, 2022 was $13.2 million driven mainly by proceeds from issuance of common stock under the ESPP and proceeds from the issuance of shares, partially offset by net activity from derivatives with an other-than-insignificant financing element, payments of offering costs, and payments for dividends related to Class B-2 shares.
Debt
Credit Facilities
The Company has credit agreements with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders (“Credit Agreement”). Under the Credit Agreement, the Company incurred $1.9 billion of dollar term loans under the Term Facility and obtained $250.0 million of commitments under the Revolving Facility.

The Term Facility matures on October 29, 2028 and is repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Facility matures on October 29, 2026. See Note 7. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.

The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all revolving loans, swingline loans and letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. Accrued interest on the Term Facilities is payable quarterly in arrears with respect to base rate loans, at the end of each interest rate period (or at each three- month interval in the case of loans with interest periods greater than three months) with respect to LIBOR loans, the date of any repayment or prepayment, and at maturity (whether by acceleration or otherwise). We expect to discontinue one-month LIBOR and transition to one-month SOFR starting in the second half of 2023.
The Credit Agreement contains certain customary affirmative and negative covenants. As of March 31, 2023, we were in compliance with all such covenants.
Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the three months ended March 31, 2023 from the contractual and lease obligations disclosed in our Annual Report on Form 10-K.
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

There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K, filed with the SEC on February 27, 2023, except as noted in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements.
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
As of March 31, 2023, we had long-term debt outstanding with a carrying value of $1.84 billion. A hypothetical change in 3 months LIBOR of 0.25% will increase or decrease interest expense by approximately $5 million a year. See Note 7. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.
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
Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. We currently have cash flow hedges for our Indian Rupee expense exposure that we hedge on a rolling twelve-month basis. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% increase in the value of all applicable foreign currencies relative to the U.S. dollar would have had approximately a $4 million positive impact to operating income for the three months ended March 31, 2023.
Foreign Exchange Forward Contracts
In order to reduce the impact of earnings volatility associated with foreign currency fluctuations, we enter into foreign currency forward contracts on our largest foreign currency exposure. The forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. We recognize in earnings amounts related to our cash flow hedges accumulated in other comprehensive loss during the same period in which the corresponding underlying hedged transaction affects earnings. We have forecasted the amount of our anticipated foreign currency expenses based on our historical performance and projected financial plan.
As of March 31, 2023, our open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income, net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $101.2 million worth of Indian rupees using exchange rates as of March 31, 2023.
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

Part II - Other Information
Item 1. Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 14. Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements.
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
•Our business and revenue have been adversely affected and could in the future be adversely affected by macroeconomic factors in the global economy, including those related to inflationary pressures, volatility and uncertainty in the financial services industry, shifting foreign exchange rates, geopolitical disruptions, and the effects of global health crises, such as the COVID-19 pandemic.
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
Our business and revenue have been adversely affected and could in the future be adversely affected by global macroeconomic factors, including those related to inflationary pressures, volatility and uncertainty in the financial services industry, geopolitical disruptions, and the effects of global health crises such as the COVID-19 pandemic.
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to inflationary pressures, volatility and uncertainty in the financial services industry and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. Our revenues were subject to increased foreign currency exchange volatility, resulting in a negative impact of approximately

$7.0 million from foreign currency exchange rates for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, in 2022 and the first quarter of 2023, we experienced lengthening sales cycles, a decrease in pipeline conversion rates and slower revenue growth. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
Additionally, the effects of global health crises such as the COVID-19 pandemic have impacted and may continue to directly or indirectly impact our business, results of operations, and financial condition, including as a result of measures which have previously, and in the future may be, taken to mitigate the spread of any such health crises, such as COVID-19. Our customers have experienced, and may continue to experience, disruptions in their operations, which have resulted in delayed, reduced, or canceled orders and requests for renegotiation or extended payment terms.
The full extent of the impact of current macroeconomic factors, including those related to inflationary pressures, volatility and uncertainty in the banking and financial services sector, foreign exchange rates, geopolitical disruptions, and the effects of global health crises such as the COVID-19 pandemic, on the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control. Due to our subscription-based business model, the effects of any such factors may not be fully reflected in our results of operations until future periods. To the extent these factors adversely affect the Company’s business, results of operations, and financial condition, this may also have the effect of heightening many of the other risks described in this section.
A security breach or incident may compromise the integrity of our products, create service outages for our hosted products, or allow unauthorized access to our network or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to maintain the security and integrity of our product source code and the computer systems that are used to develop and host our products. However, the threats to computer systems, networks and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” ransomware attacks, malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network, and the information they store and process. These risks and threats are heightened by many of our employees and service providers working remotely. Additionally, cybersecurity researchers have warned of heightened risks of cybersecurity attacks in connection with the military conflict between Russia and Ukraine. During the second half of fiscal 2022, we wound down operations in a small (29 person) engineering office in Kazan, Russia. Like all cloud service providers and organizations, our cloud software and enterprise networks could be affected by incidents caused by cybersecurity attacks, including by cyber activists sympathetic to the conflict. The impact of such an incident could disrupt the proper functioning of our products, create a service outage for our cloud services, cause errors in the output of our customers’ work, allow unauthorized access to, or use, disclosure, loss, acquisition, modification, unavailability, destruction or other processing of, sensitive, proprietary or confidential information of ours or our customers, and cause other destructive outcomes. If any actual or perceived cybersecurity attack or security breach or incident affecting us or our products or services were to occur, our reputation may suffer, customers may stop buying our products and services, we could face claims, lawsuits and other proceedings by governmental and private actors, could face fines and other potential liability, and could find it necessary or appropriate to expend significant capital and other resources to alleviate problems caused by the cybersecurity attack or security breach or incident, and our business, results of operations and financial condition could be negatively affected. We and our service providers may face difficulties or delays in identifying, remediating and otherwise responding to any cybersecurity attack or other security breach or incident.
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
We have experienced rapid subscription revenue growth in recent periods. We recognized subscription revenues of $213.9 million and $197.7 million, representing approximately 100% and 99% of total software revenue during the three months ended March 31, 2023 and 2022, respectively. The year-over-year growth rates for subscription revenue growth were 8% and 26% for the three months ended March 31, 2023 and 2022, respectively, as a result of year-over-year additions of $16.2 million and $40.2 million in subscription revenue for those same periods. As we increase our total subscription revenue in any given period, it requires higher year-over-year increases in the absolute value of new subscription revenue to maintain the same percentage growth rate. As a result, our current subscription revenue growth rates have declined and may continue to decline, may not be indicative of our future subscription revenue growth rates, they may be adversely impacted by foreign exchange rates, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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
If our existing customers terminate or do not renew their subscription or maintenance contracts, it could have an adverse effect on our business and results of operations.
We expect to derive a significant portion of our Subscription ARR from our existing subscription customer base. In the three months ended March 31, 2023, approximately 99% of our total Subscription ARR was generated from existing subscription customers. As a result, achieving a high renewal rate of our subscriptions is critical to our business. Our customers typically have no contractual obligation to renew their subscriptions after the completion of their then current subscription term, which is typically one to three years, and certain of our customers have a right to terminate during the subscription term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our platform or our customer support, our products’ inability to integrate with new and changing technologies, the perception of frequent or severe subscription outages, delays or lags in our product uptime or latency, and a mismatch in the pricing of our products and competing offerings.
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
Furthermore, during the three months ended March 31, 2023, we had $125.4 million of maintenance revenue, which was 34% of our total revenue of $365.4 million. During the three months ended March 31, 2022, we had $132.5 million of maintenance revenue, which was 37% of our total revenue of $362.3 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then-current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud-native products, customers’ lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription-based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally purchased as perpetual licenses, to our new cloud-based data integration offerings. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 4.0% of that installed base maintenance revenue to our cloud solution. These migration projects are time consuming and require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our maintenance installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.

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
We have relied on our ability to grant equity awards as one mechanism for recruiting and retaining highly skilled talent. The liquidity available to our longer-term employee stockholders following our IPO may make it more difficult to retain employees who are fully vested in their equity awards. In addition, following our IPO, our stock price declined significantly through the first quarter of 2023. If our stock price is below the exercise price of stock options previously granted to our employees, or has fallen from the grant date value for employee RSUs, the retention value of the equity awards we have made to employees is reduced proportionally, which may lead to higher voluntary attrition rates. As a result, we may need to provide additional cash or equity compensation to retain employees.
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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data management software and services, especially for broader data management initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data management needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in August 2020, we acquired GreenBay Technologies, a provider of advanced artificial intelligence and machine learning (“AI/ML”) solutions that complement our CLAIRE-powered IDMC platform, and in July 2020, we acquired Compact Solutions, a provider of advanced metadata connectivity tools. We intend to continue our investments to develop and introduce new products and product enhancements.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $82.0 million and $75.1 million of research and development expense during the three months ended March 31, 2023 and 2022, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and aggressively investing in our go-to-market strategies for our newer products.
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
We continue to experience growth in our customer base and operations, which may place a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be necessary to scale our operations and increase productivity. These additional investments will increase our costs and may adversely affect our operating margins if we are unable to sufficiently increase revenues to cover these additional costs. If we are unable to successfully scale our operations and increase productivity, we may be unable to execute our business strategies. Our business has grown in recent years, as evidenced by headcount growth in India, Japan and EMEA, through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate, which may adversely affect our cash flows and results of operations. We utilize third-party data center facilities and public cloud providers, including AWS, Microsoft Azure and Google Cloud, to host certain of our services, systems and data. Each of our commercial agreements with AWS, Microsoft Azure and Google Cloud have three-year terms through 2024 or 2025 and will remain in effect until terminated by us or the respective counterparty. AWS may terminate the agreement for convenience by providing us at least 30 days’ advance notice or for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period. Microsoft Azure may terminate the agreement without cause upon 60 days’ notice or for material breach, subject to such party providing 30 days’ notice and a 30-day cure period. Google Cloud may terminate the agreement for material breach with a 30-day cure period, if we cease operations or become subject to insolvency proceedings and the proceedings are not dismissed within 90 days, or we are in material breach more than twice notwithstanding any cure of such breaches. While we believe that we could transition among these cloud infrastructure providers or to alternative providers on commercially reasonable terms if needed, in the event any of these third-party facilities or public cloud providers become unavailable due to outages, interruptions or other unanticipated problems, or because they are no longer available on commercially reasonable terms or prices, our costs may increase and our operations may be impaired, which would adversely affect our business.
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

We may also need to realign resources from time to time to more efficiently address market or product requirements. In January 2023, we announced a plan to reduce our workforce by approximately 450 employees, representing approximately 7% of our current global workforce (the "Plan"). As disclosed in our Current Report on Form 8-K, filed on January 10, 2023, we estimate that we will incur non-recurring charges of approximately $28 million in connection with the Plan, primarily related to cash expenditures for employee transition, notice period and severance payments, and employee benefits. We incurred $27.3 million of these charges in the first quarter of 2023. To the extent the current or any future realignment requires changes to our internal systems, processes, and controls or organizational structure, including a slowdown in hiring or a further reduction in force, we could experience disruption in customer relationships, increases in costs, increased employee turnover, and decreased employee morale and productivity. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to comply with U.S. and international laws.
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
•cloud service providers (“CSPs”) with limited platform-specific capabilities in data management; and
•stack vendors that compete across in many of our markets with data management solutions.
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
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential sales of our products and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative. Our pipeline estimates may not correlate to revenues in a particular quarter or over a longer period of time, particularly in a weak or uncertain global macroeconomic environment. In addition, our pipeline estimates can prove to be unreliable in a particular quarter or over a longer period of time, in part because both the “conversion rate” of the pipeline into actual sales and the quality and timing of pipeline generation can be very difficult to estimate.
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
We continue to experience a reduced conversion rate of our overall pipeline, primarily as a result of general economic slowdowns and general macroeconomic uncertainty due in part to geopolitical disruptions, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Recent and current global macroeconomic uncertainty and trends have had and may continue to have an adverse effect on our pipeline conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of investors, which could cause our stock price to decline.
We have expanded our international operations and opened sales offices in other countries. We have experienced and may continue to experience various leadership transitions in our worldwide sales organization.
We have also continued to make investments in our sales specialists and domain experts and to implement strategic changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. For example, in 2020, we shifted our go-to-market strategy within certain countries in APAC and Europe, reducing our direct sales headcount to align with local channel partners for distribution. As a result of our international expansion and these changes, as well as the increase in our direct sales headcount in the United States, we continue to invest in our sales and marketing functions. We recognized $128.5 million and $129.0 million of sales and marketing expense during the three months ended March 31, 2023 and 2022, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty, inflationary pressures, volatility and uncertainty in the banking and financial services sector, geopolitical disruptions, and other challenging global economic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the size of transactions, and length of our sales cycle. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data management initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. In addition, the purchase of our products may be delayed, or our sales cycle may become more complex, due to potential conflicts in our sales channels and sales processes if we increasingly sell our subscription-based offerings together with our perpetual license-based products or to accounts that have pre-existing perpetual license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to twelve months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of our products, including:
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
The sales prices for our subscription offerings and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of subscription offerings, self-

managed offerings and professional services and their respective margins, anticipation of the introduction of new subscription offerings or professional services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. We cannot guarantee that we will be successful in developing and introducing new subscription offerings with enhanced functionality on a timely basis, or that any such new subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. Recent fluctuations in foreign currency exchange rates have negatively affected, and are likely to continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $7.0 million for the three months ended March 31, 2023. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the three months ended March 31, 2023 using the comparable period’s exchange rates from the prior year.
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
We have incurred net losses since we were taken private in a 2015 transaction led by our Sponsors (the “2015 Privatization Transaction”) as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $37.2 million and $47.8 million during the three months ended March 31, 2023 and 2022, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $35.1 million and $12.8 million during the three months ended March 31, 2023 and 2022, respectively. As a result, we incurred net losses of $116.4 million and $3.2 million during the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of $1,299.6 million as of March 31, 2023. In addition, we anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition.

Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, increases in interest rates have impacted and will continue to impact profitability as our Credit Facilities have variable interest rates which are no longer being offset by the interest rate swaps that we previously entered into and matured on December 31, 2022.
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
•information security breaches;
•general economic, industry and market conditions, including inflationary pressures, volatility and uncertainty in the banking and financial services sector, and any geopolitical disruptions or economic responses and counter-responses or otherwise by various global actors, including the military conflict between Russia and Ukraine;
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
Our investment portfolio invests in cash, cash equivalents, money market funds with highly rated financial institutions and highly liquid marketable debt securities that are rated single A or above and held in a separate custody account with a highly rated financial institution. Our investment policy allows us to invest in instruments such as certificates of deposit, commercial paper, corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds. Although we will follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline. We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations include the General Data Protection Regulation (“GDPR”) and the

California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”) and are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, and damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other actual or asserted legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation, inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.
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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act and state laws relating to privacy and data security, including the CCPA as amended by the CPRA. The CCPA, as modified by the CPRA, requires covered companies to, among other things, provide disclosures to California consumers, and afford such consumers privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability and could have a material adverse effect on our business, including how we use and otherwise process personal information, our financial condition, and the results of our operations or prospects. Other states have also enacted or proposed similar data privacy laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted legislation that has or will become effective in 2023, and Iowa has enacted legislation that will become effective in 2025. Additionally, the U.S. federal government is contemplating privacy legislation. The effects of the CCPA, CPRA, and other privacy laws in the United States are significant and have required, and may require, us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. This legislation and other proposed laws at the state and federal level in the United States, could create the potential for a patchwork of overlapping but different laws, result in further uncertainty and require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.
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
During the past few years, our organizational structure has increased in complexity due to compliance with financial reporting obligations, tax regulations and tax accounting requirements, acquisitions, our relationships with channel partners, and other regulatory and compliance requirements, including compliance with the rules and regulations related to anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act of 2010 (“UK Bribery Act”) or those related to anti-trust or anti-competitive market practices, including Article 101(3) of the Treaty on the Functioning of the European Union or U.S. anti-trust laws. In addition, new or changing rules and regulations, including those relating to corporate governance, securities laws and public disclosure, often create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These practices may evolve over time upon new guidance from regulatory or governing bodies, resulting in continued uncertainty regarding compliance and higher costs to adopt or modify our practices accordingly. Also, as we expand internationally, we become subject to the various rules and regulations of foreign jurisdictions. If we are unable to effectively comply with the rules and regulations applicable to us, particularly those relating to financial reporting, investors may lose confidence in our ability to manage our compliance obligations. Furthermore, we continue to develop our cloud products and services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. These new cloud products and services may expose us to higher regulation than our traditional self-managed products and services, particularly with respect to privacy, data protection and data security. Privacy laws are changing and evolving globally, and many countries have more stringent data protection laws than those in the United States. As a result, new cloud products and services may increase our liability exposure, compliance requirements and costs associated with privacy, data protection and data security issues. Our efforts to comply with all of these requirements may result in an increase in expenses and a diversion of management’s time and attention from other business activities. If our efforts to comply differ or are perceived to differ from those intended or required by regulatory or governing bodies, such authorities or others may initiate inquiries or other proceedings against us, and we may be subject to fines, other liabilities and damages to our reputation, any of which may have an adverse effect on our business, financial condition and results of operations.
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
We, our employees, agents, representatives, business partners, and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third-party intermediaries, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of applicable law, for which we may be ultimately held responsible. Any allegations or violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects.

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
The Company was formed as part of a series of Restructuring Transactions, which collectively had the net effect of reorganizing the corporate structure of Ithacalux Topco S.C.A. (“Ithacalux”), resulting in Informatica Inc. being the top-tier entity in that corporate structure rather than Ithacalux.
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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 31% and 33% of our revenue from outside our North American region during the three months ended March 31, 2023 and 2022, respectively. Our international operations are subject to numerous risks, including:
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates have negatively affected, and may continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $7.0 million for the three months ended March 31, 2023. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the three months ended March 31, 2023 using the comparable period’s exchange rates from the prior year. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and net income. In particular, exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,700 employees as of March 31, 2023.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% or less of our revenue for each of the past three fiscal years as well as for the three months ended March 31, 2023, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
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
Most of our sales to government entities have been made indirectly through third-party distributors or resellers that sell our products. Government entities may have contractual or other legal rights to terminate contracts with our providers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the provider receives a significant portion of its revenue from sales to such governmental entity, the financial health of the provider could be substantially harmed which could negatively affect our future sales to such provider. Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. If an audit or investigation uncovers improper or illegal activities, including any misuse of confidential or classified information by our employees, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with such government entity, or enter into a settlement in lieu of the foregoing, which may not be on favorable terms to us. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us or our employees or should our products not perform as contemplated in government deployments.
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
We have a significant amount of indebtedness. As of March 31, 2023, our total outstanding indebtedness was approximately $1.84 billion. Subject to the limits contained in the credit agreement that governs our Credit Facilities and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the three months ended March 31, 2023, our cash flows dedicated for debt service requirements totaled $39.2 million, which includes interest payments of $34.5 million. For the three months ended March 31, 2023, our net cash provided by operating activities was $69.9 million, which includes interest paid of $34.5 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $104.4 million. For the three months ended March 31, 2023, approximately 38% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreement that governs the Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of March 31, 2023, our Revolving Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.7 million utilized under the Revolving Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
The terms of the Credit Agreement restricts our current and future operations, particularly our ability to respond to changes in the economy or our industry or to take certain actions.
The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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

In addition, the Credit Agreement requires us to maintain a first lien net leverage ratio if borrowings outstanding under the Revolving Facility exceed a specified threshold. Our ability to meet this leverage ratio can be affected by events beyond our control, and we may be unable to meet the ratio.
A breach of the covenants or restrictions under the Credit Agreement could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement would permit the lenders under our Credit Facilities to terminate all commitments to extend further credit under those facilities. Furthermore, if we were unable to repay the amounts due and payable under the Credit Facilities, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
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
Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. During 2022 and the first quarter of 2023, the U.S. Federal Reserve (the “Fed”) has sharply raised interest rates from historically low levels and has signaled an intention to continue to do so until current inflation levels re-align with the Fed’s long-term inflation target. To the extent the Fed continues to raise interest rates, there is a risk that rates across the financial system may rise including LIBOR and Secured Overnight Financing Rate ("SOFR"). As interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. Assuming all loans under the Credit Facilities were fully drawn, each quarter point change in interest rates, excluding the effects of any interest rate swap agreements, would result in approximately a $5.0 million change in annual interest expense on our indebtedness under the Credit Facilities. We entered into interest rate swap instruments, which matured on December 31, 2022, to limit our exposure to changes in variable interest rates. With the maturity of the interest rate swaps, we are fully subject to interest rate risk if LIBOR and SOFR rates increase.
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
Permira and CPP Investments (each a “Sponsor” and together, “our Sponsors”) and their affiliates control approximately 85% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2023. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. Certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. For example, FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
Our Sponsors and their affiliates control approximately 85% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2023. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Employment Letter between the registrant and Michael McLaughlin.	10-K	001-40936	10.13	2/27/2023
10.2+	Transition and Consulting Agreement between the registrant and Eric Brown.	10-K	001-40936	10.17	2/27/2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

+	Indicates management contract or compensatory plan.
†	The certifications attached as Exhibit 32.1 that accompany this Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Informatica Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 4, 2023	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ MICHAEL MCLAUGHLIN
Michael Mclaughlin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)