Form 10-Q
period 2023-06-30
Informatica Inc.
filed 2023-08-03
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 243,949,812 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of July 27, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:
•our ability to attract and retain customers;
•the possible harm caused by adverse economic, industry and market conditions in the United States and globally, including due to inflationary pressures, volatility and uncertainty in the financial services industry, shifting foreign exchange rates, geopolitical disruptions, the effect of global health crises, and their impact on our business and operations;
•the possible harm caused by a security breach or incident, significant disruption of service, or loss of unauthorized access to users’ data;
•our expectations and management of future growth;
•the possible harm caused by customers terminating or failing to renew their subscription or maintenance contracts;
•our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, and operating expenses;
•our ability to transition our customers to subscription- and cloud-based offerings;
•the effect of legal and regulatory changes, including those related to data localization and transfer;
•our ability to attract and retain key personnel and highly qualified personnel;
•our ability to effectively train and incentivize our sales force;
•our ability to respond to technological changes and evolving industry standards;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to successfully identify, acquire, and integrate companies and assets;
•our ability to upsell and cross-sell within our existing customer base;
•our ability to prevent serious errors or defects in our products and services;
•the demand for our platform, cloud-based solutions or data management solutions in general;
•our ability to compete successfully in competitive markets;
•our ability to protect our brand;
•our ability to successfully execute our go-to-market strategy;
•our ability to manage our international operations;
•our ability to build and maintain relationships with strategy partners;
•our ability to achieve or maintain profitability;
•our ability to manage our outstanding indebtedness;
•our ability to offer high-quality customer support; and
•the increased requirements associated with being a public company, including reporting, governance and internal controls, and related expenses.
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

Part I - Financial Information
Item 1. Financial Statements
INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$632,803	$497,879
Short-term investments	188,693	218,256
Accounts receivable, net of allowances of $4,736 and $4,608, respectively	299,909	454,759
Contract assets, net	85,805	95,221
Prepaid expenses and other current assets	121,321	132,638
Total current assets	1,328,531	1,398,753
Property and equipment, net	155,335	160,574
Operating lease right-of-use-assets	59,897	67,735
Goodwill	2,349,881	2,337,036
Customer relationships intangible asset, net	732,541	794,898
Other intangible assets, net	23,598	33,094
Deferred tax assets	19,765	13,076
Other assets	158,299	165,733
Total assets	$4,827,847	$4,970,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,594	$38,002
Accrued liabilities	42,553	58,844
Accrued compensation and related expenses	95,741	150,118
Current operating lease liabilities	16,285	17,514
Current portion of long-term debt	18,750	18,750
Income taxes payable	119,534	3,758
Contract liabilities	645,249	676,470
Total current liabilities	953,706	963,456
Long-term operating lease liabilities	48,214	55,178
Long-term contract liabilities	18,146	23,007
Long-term debt, net	1,813,835	1,821,760
Deferred tax liabilities	30,431	18,604
Long-term income taxes payable	37,668	30,601
Other liabilities	3,749	3,932
Total liabilities	2,905,749	2,916,538
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 and 2,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 243,948 and 239,749 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,440	2,398
Class B-1 common stock; $0.01 par value per share; 200,000 and 200,000 shares authorized as of June 30, 2023 and December 31, 2022 respectively; 44,050 and 44,050 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	440	440
Class B-2 common stock; $0.00001 par value per share, 200,000 and 200,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 44,050 and 44,050 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	3,400,575	3,282,383
Accumulated other comprehensive loss	(29,336)	(47,671)
Accumulated deficit	(1,452,021)	(1,183,189)
Total stockholders’ equity	1,922,098	2,054,361
Total liabilities and stockholders’ equity	$4,827,847	$4,970,899
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Subscriptions	$227,589	$207,043	$441,511	$404,790
Perpetual license	13	2,300	819	4,972
Software revenue	227,602	209,343	442,330	409,762
Maintenance and professional services	148,386	162,696	299,089	324,624
Total revenues	375,988	372,039	741,419	734,386
Cost of revenues:
Subscriptions	38,626	25,177	74,310	49,881
Perpetual license	213	176	393	329
Software costs	38,839	25,353	74,703	50,210
Maintenance and professional services	43,864	52,120	87,023	101,925
Amortization of acquired technology	2,889	8,936	5,763	18,073
Total cost of revenues	85,592	86,409	167,489	170,208
Gross profit	290,396	285,630	573,930	564,178
Operating expenses:
Research and development	87,707	84,064	169,746	159,187
Sales and marketing	134,500	143,597	263,038	272,549
General and administrative	38,756	31,632	80,116	61,206
Amortization of intangible assets	34,348	38,459	68,639	77,120
Restructuring	471	—	27,724	—
Total operating expenses	295,782	297,752	609,263	570,062
Loss from operations	(5,386)	(12,122)	(35,333)	(5,884)
Interest income	9,920	1,129	17,503	1,495
Interest expense	(37,466)	(16,560)	(72,517)	(29,385)
Other income, net	2,531	3,837	3,161	8,057
Loss before income taxes	(30,401)	(23,716)	(87,186)	(25,717)
Income tax expense	122,065	6,790	181,634	7,975
Net loss	$(152,466)	$(30,506)	$(268,820)	$(33,692)
Net loss per share attributable to Class A and Class B-1 common stockholders:
Basic	$(0.53)	$(0.11)	$(0.94)	$(0.12)
Diluted	$(0.53)	$(0.11)	$(0.94)	$(0.12)
Weighted-average shares used in computing net loss per share:
Basic	287,109	280,417	286,004	279,599
Diluted	287,109	280,417	286,004	279,599
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(152,466)	$(30,506)	$(268,820)	$(33,692)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment, net of tax (expense) benefit of $(139), $148, $89, and $136	3,502	(47,836)	15,252	(66,910)
Available-for-sale debt securities:
Change in unrealized gain, net of tax expense of $9, $—, $33 and $—	27	—	101	—
Cash flow hedges:
Change in unrealized gain, net of tax expense of $297, $167, $605, and $1,479	908	507	1,849	4,498
Less: reclassification adjustment for amounts included in net loss, net of tax benefit of $85, $164, $371, and $544	259	498	1,133	1,654
Net change, net of tax expense of $382, $331, $976, $2,023	1,167	1,005	2,982	6,152
Total other comprehensive income (loss), net of tax effect	4,696	(46,831)	18,335	(60,758)
Total comprehensive loss, net of tax effect	$(147,770)	$(77,337)	$(250,485)	$(94,450)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2023	242,222	$2,423	44,050	$440	44,050	$—	$3,352,312	$(34,032)	$(1,299,555)	$2,021,588
Stock-based compensation	—	—	—	—	—	—	55,208	—	—	55,208
Shares withheld related to net share settlement of equity awards	(739)	(8)	—	—	—	—	(11,092)	—	—	(11,100)
Issuance of shares under equity plans	2,465	25	—	—	—	—	4,147	—	—	4,172
Net loss	—	—	—	—	—	—	—	—	(152,466)	(152,466)
Other comprehensive income	—	—	—	—	—	—	—	4,696	—	4,696
Balances, June 30, 2023	243,948	$2,440	44,050	$440	44,050	$—	$3,400,575	$(29,336)	$(1,452,021)	$1,922,098

	Three Months Ended June 30, 2022
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2022	235,863	$2,360	44,050	$440	44,050	$—	$3,141,447	$3,224	$(1,132,700)	$2,014,771
Stock-based compensation	—	—	—	—	—	—	34,558	—	—	34,558
Issuance of shares under equity plans	1,105	11	—	—	—	—	7,757	—	—	7,768
Net loss	—	—	—	—	—	—	—	—	(30,506)	(30,506)
Other comprehensive loss	—	—	—	—	—	—	—	(46,831)	—	(46,831)
Balances, June 30, 2022	236,968	$2,371	44,050	$440	44,050	$—	$3,183,762	$(43,607)	$(1,163,206)	$1,979,760

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2023
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2022	239,749	$2,398	44,050	$440	44,050	$—	$3,282,383	$(47,671)	$(1,183,189)	$2,054,361
Stock-based compensation	—	—	—	—	—	—	105,550	—	—	105,550
Shares withheld related to net share settlement of equity awards	(739)	(8)	—	—	—	—	(11,092)	—	—	(11,100)
Issuance of shares under employee stock purchase plan	1,112	11	—	—	—	—	16,120	—	—	16,131
Issuance of shares under equity plans	3,826	39	—	—	—	—	7,614	—	—	7,653
Net loss	—	—	—	—	—	—	—	—	(268,820)	(268,820)
Other comprehensive income	—	—	—	—	—	—	—	18,335	—	18,335
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Balances, June 30, 2023	243,948	$2,440	44,050	$440	44,050	$—	$3,400,575	$(29,336)	$(1,452,021)	$1,922,098

	Six Months Ended June 30, 2022
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2021	234,189	$2,343	44,050	$440	44,050	$—	$3,093,232	$17,151	$(1,129,490)	$1,983,676
Stock-based compensation	—	—	—	—	—	—	64,440	—	—	64,440
Issuance of shares under employee stock purchase plan	801	8	—	—	—	—	13,636	—	—	13,644
Issuance of shares under equity plans	1,978	20	—	—	—	—	12,454	—	—	12,474
Net loss	—	—	—	—	—	—	—	—	(33,692)	(33,692)
Other comprehensive loss	—	—	—	—	—	—	—	(60,758)	—	(60,758)
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(24)	(24)
Balances, June 30, 2022	236,968	$2,371	44,050	$440	44,050	$—	$3,183,762	$(43,607)	$(1,163,206)	$1,979,760

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Operating activities:
Net loss	$(268,820)	$(33,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,471	11,370
Non-cash operating lease costs	9,024	8,717
Stock-based compensation	105,550	63,833
Deferred income taxes	3,998	(57,347)
Amortization of intangible assets and acquired technology	74,402	95,193
Amortization of debt issuance costs	1,704	1,837
Amortization of investment discount, net of premium	(1,751)	—
Changes in operating assets and liabilities:
Accounts receivable	159,247	140,154
Prepaid expenses and other assets	27,081	3,691
Accounts payable and accrued liabilities	(103,327)	(110,050)
Income taxes payable	128,750	14,863
Contract liabilities	(37,742)	(52,481)
Net cash provided by operating activities	106,587	86,088
Investing activities:
Purchases of property and equipment	(3,115)	(1,000)
Purchases of investments	(147,925)	(48,668)
Maturities of investments	151,700	47,301
Sales of investments	23,798	—
Net cash provided by / (used in) investing activities	24,458	(2,367)
Financing activities:
Payment of debt	(9,376)	(4,688)
Proceeds from issuance of common stock under employee stock purchase plan	16,131	13,644
Payments of offering costs	—	(2,085)
Payments for dividends related to Class B-2 shares	(12)	(24)
Payments for taxes related to net share settlement of equity awards	(11,100)	—
Net activity from derivatives with an other-than-insignificant financing element	—	(7,134)
Proceeds from issuance of shares under equity plans	7,653	12,474
Net cash provided by financing activities	3,296	12,187
Effect of foreign exchange rate changes on cash and cash equivalents	583	(10,803)
Net increase in cash and cash equivalents	134,924	85,105
Cash and cash equivalents at beginning of period	497,879	458,096
Cash and cash equivalents at end of period	$632,803	$543,201
Supplemental disclosures:
Cash paid for interest	$71,062	$30,481
Cash paid for income taxes, net of refunds	$48,886	$50,459
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$780	$400
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Informatica Inc. (“Informatica” or the “Company”) has developed an artificial intelligence (“AI”) powered software platform that connects, manages, and unifies data across multi-cloud, hybrid systems at enterprise scale. The platform enables the Company’s customers to accurately track and understand their data, allowing them to create 360-degree customer experiences, automate data operations across enterprise-wide business processes, and pursue holistic data-driven digital strategies by guiding workload migrations to the cloud. The Company’s platform includes a suite of interoperable data management products that leverage the shared services and metadata of the underlying platform, including products for Data Integration, API & Application Integration, Data Quality, Master Data Management, Customer and Business 360, Data Catalog and Governance and Privacy. The Company was incorporated as a Delaware corporation on June 4, 2021.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of operations for the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Segment Reporting
The Company manages, monitors and reports its operating results and financial position as a single operating segment. The Company’s chief operating decision-maker is its Chief Executive Officer who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. As such, the Company has determined that it operates in one reportable segment.
Use of Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require management to make certain estimates, judgments, and assumptions. For example, management makes estimates, judgments and assumptions in determination of performance obligations and standalone selling price used in revenue recognition, the realizability of deferred tax assets, uncertain tax positions and the recoverability of intangible assets and their useful lives. Management believes the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company’s unaudited condensed consolidated financial statements. The Company assesses these estimates on a regular basis, however actual results could differ from estimates due to risks and uncertainties.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 27, 2023. There have been no material changes to these policies during the three and six months ended June 30, 2023, except for the following update to the Software Revenue section of the revenue recognition accounting policy to discuss cloud-based subscription products with consumption-based pricing models based on Informatica Processing Units (“IPUs”).
Certain arrangements for the Company’s cloud-based subscription products provide for a maximum number of IPUs that are pre-purchased at the beginning of the arrangement to be consumed over the subscription term, with consumption measured either monthly or annually. For arrangements where consumption is measured annually, additional fees are charged for IPUs consumed above the annual maximum, if the customer’s usage requires it. The transaction price for cloud-based subscription products with consumption-based pricing is determined based on the pre-purchased amount and, for arrangements where consumption is measured annually, an estimate of additional fees that the Company is entitled to. The Company constrains its estimate based on factors that could lead to a probable significant reversal of cumulative revenue recognized. Revenues from the Company’s cloud-based subscription products with consumption-based pricing are recognized over time on a ratable basis over the applicable period beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later.
Note 3. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents and investments as of June 30, 2023 and December 31, 2022 (in thousands).

	June 30,	December 31,
	2023	2022

Cash	$150,152	$165,599
Cash equivalents:
Time deposits	84,253	51,192
Money market funds	386,443	273,098
Commercial paper	11,955	7,990
Total cash equivalents	482,651	332,280
Total cash and cash equivalents	$632,803	$497,879
Short-term investments:
Time deposits	101,495	125,281
Commercial paper	53,255	27,708
Corporate debt securities	3,911	21,724
U.S. government and agency securities	26,171	39,597
Non-U.S. government and agency securities	3,861	3,946
Total short-term investments	$188,693	$218,256
Long-term investments(i):
Corporate debt securities	3,875	—
Total long-term investments	$3,875	$—

Total cash, cash equivalents and investments	$825,371	$716,135
_____________
(i)Included in other assets on the condensed consolidated balance sheets.

See Note 5. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of June 30, 2023 (in thousands).

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$7,867	$1	$—	$7,868
U.S. government agency securities	18,312	8	(17)	18,303
Non-U.S. government securities	3,879	—	(18)	3,861
Corporate debt securities	7,821	—	(35)	7,786
Commercial paper	65,242	—	(32)	65,210
Total	$103,121	$9	$(102)	$103,028

The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2022 (in thousands).

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$39,634	$5	$(42)	$39,597
Non-U.S. government securities	3,964	—	(18)	3,946
Corporate debt securities	21,850	—	(126)	21,724
Commercial paper	35,745	—	(47)	35,698
Total	$101,193	$5	$(233)	$100,965

There was approximately $0.1 million realized losses related to available-for-sale debt securities for the three and six months ended June 30, 2023. As of June 30, 2023, the fair value of the Company’s available-for-sale debt securities with contractual maturity of one year or less and one through three years from the condensed consolidated balance sheet date was $99.2 million and $3.9 million, respectively.

As of June 30, 2023, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $0.1 million, which were related to $84.7 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The Company did not recognize any credit losses related to the Company’s debt securities during the three and six months ended June 30, 2023. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$185,748	$185,748	$—	$—
Money market funds	386,443	386,443	—	—
Commercial paper	65,210	—	65,210	—
Corporate debt securities	7,786	—	7,786	—
U.S. government and U.S. government agency securities	26,171	—	26,171	—
Non-U.S. government securities	3,861	—	3,861	—
Total cash equivalents and investments	675,219	572,191	103,028	—
Foreign currency derivatives	1,271	—	1,271	—
Total assets	$676,490	$572,191	$104,299	$—
Liabilities:
Foreign currency derivatives	$22	$—	22	$—
Total liabilities	$22	$—	$22	$—

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
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and six months ended June 30, 2023 and 2022.
Note 6. Goodwill and Intangible Assets

Goodwill
The following table presents the changes in the carrying amount of the goodwill for the six months ended June 30, 2023 (in thousands):

Amount
Ending balance as of December 31, 2022	$2,337,036
Foreign currency translation adjustment	12,845
Ending Balance as of June 30, 2023	$2,349,881
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of June 30, 2023 and December 31, 2022 are as follows (in thousands, except years):

	Weighted Average Useful Life (Years)	June 30, 2023			December 31, 2022
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	6	$877,080	$(865,082)	$11,998	$876,949	$(859,319)	$17,630
Other intangible assets:
Customer relationships	15	2,157,067	(1,424,526)	732,541	2,154,735	(1,359,837)	794,898
Trade names and trademark	7	81,528	(69,928)	11,600	81,442	(65,978)	15,464
Total other intangible assets		2,238,595	(1,494,454)	744,141	2,236,177	(1,425,815)	810,362
Total intangible assets, net		$3,115,675	$(2,359,536)	$756,139	$3,113,126	$(2,285,134)	$827,992
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $37.2 million and $47.4 million for the three months ended June 30, 2023 and 2022, respectively. Total amortization expense related to intangible assets was $74.4 million and $95.2 million for the six months ended June 30, 2023 and 2022, respectively.

The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of revenues	$2,889	$8,936	$5,763	$18,073
Operating expenses	34,348	38,459	68,639	77,120
Total amortization of intangible assets	$37,237	$47,395	$74,402	$95,193
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of June 30, 2023, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Developed and Core Technology	Other Intangible Assets	Total Intangible Assets

Remaining 2023	$5,806	$68,748	$74,554
2024	3,427	121,517	124,944
2025	1,626	99,387	101,013
2026	926	86,536	87,462
2027	184	75,263	75,447
Thereafter	29	292,690	292,719
Total expected amortization expense	$11,998	$744,141	$756,139

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7. Borrowings
Long term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022

Dollar term loan	$1,851,563	$1,860,938
Less: Discount on term loan	(6,994)	(7,529)
Less: Debt issuance costs	(11,984)	(12,899)
Total debt, net of discount and debt issuance costs	1,832,585	1,840,510
Less: Current portion of long-term debt	(18,750)	(18,750)
Long-term debt, net of current portion	$1,813,835	$1,821,760
As of June 30, 2023 and December 31, 2022, the aggregate fair value of the Company’s dollar term loan, based on Level 2 inputs related to fair market value, were $1,851.6 million and $1,830.2 million, respectively.
Credit Facilities
The Company has a credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders (the “Credit Agreement”). Under the Credit Agreement, the Company borrowed $1.9 billion of dollar term loans (the “Term Facility”) and obtained $250.0 million of commitments under a revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”).
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
During the first half of 2023, the borrowings under the Term Facility bore interest, at the Company’s option, either at (i) LIBOR plus 2.75% or (ii) the base rate plus 1.75%. The base rate was defined as the highest of (a) the Federal Funds Rate plus one half of 1%, (b) the rate of interest in effect for such day as published by the Wall Street Journal as the “prime rate,” and (c) LIBOR plus 1.00%; provided that the base rate shall not be less than 1.00% per annum. LIBOR was subject to a “floor” of 0% per annum. The Term Facility was issued with 0.125% of original issue discount.
The Revolving Facility accrued interest at a per annum rate based on either, at the Company’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.50% and 2.00% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.50% and 1.00% based on the Company’s total net first lien leverage ratio. No amounts were outstanding under the Revolving Facility as of June 30, 2023 and December 31, 2022. There were $1.9 million and $1.7 million of utilized letters of credit under the Revolving Facility at June 30, 2023 and December 31, 2022, respectively.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Agreement also includes an uncommitted incremental facility subject to compliance with certain leverage tests and borrowing limits.
Accrued interest was payable (i) quarterly in arrears with respect to base rate loans, (ii) at the end of each interest rate period (or at each three- month interval in the case of loans with interest periods greater than 3 months) with respect to LIBOR loans, (iii) the date of any repayment or prepayment, and (iv) at maturity (whether by acceleration or otherwise). The Company is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. Under the Credit Agreement, a commitment fee is payable on the daily unutilized amount under the Revolving Facility at a per annum rate ranging from 0.35% to 0.25% depending on the Company’s total net first lien leverage ratio.
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2023.
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

On June 13, 2023, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment replaced the LIBOR interest rate benchmark with the Secured Overnight Financing Rate (“SOFR”) benchmark, with a credit spread adjustment to the SOFR benchmark ranging from 0.11448% to 0.71513% depending on the interest period, effective July 1, 2023. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.The Company elected to apply an optional expedient pursuant to ASC 848, Reference Rate Reform, according to which the Company will account for the Amendment as a continuation of the existing contract.
Future minimum principal payments
Future minimum principal payments on the Term Facility as of June 30, 2023 are as follows (in thousands):

Remaining 2023	$9,375
2024	18,750
2025	18,750
2026	18,750
2027	18,750
Thereafter	1,767,188
Total	$1,851,563

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8. Disaggregation of Revenue, Contract Liabilities, Remaining Performance Obligations, Credit Risk and Capitalized Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
Cloud and subscription support	$170,711	$136,920	$334,084	$267,819
Self-managed subscription license	56,878	70,123	107,427	136,971
Subscription	227,589	207,043	441,511	404,790
Perpetual license	13	2,300	819	4,972
Software revenue	227,602	209,343	442,330	409,762
Maintenance	124,851	131,834	250,226	264,312
Professional services	23,535	30,862	48,863	60,312
Maintenance and professional services revenue	148,386	162,696	299,089	324,624
Total revenues	$375,988	$372,039	$741,419	$734,386
Revenue by geographic location for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

North America	$256,589	$255,585	$507,626	$498,932
EMEA	80,992	77,728	157,994	156,483
Asia Pacific	29,825	30,658	59,421	63,074
Latin America	8,582	8,068	16,378	15,897
Total revenues	$375,988	$372,039	$741,419	$734,386
In the three months ended June 30, 2023 and 2022, the Company’s revenue from customers in the United States was $239.0 million and $242.9 million, respectively. In the six months ended June 30, 2023 and 2022, the Company’s revenue from customers in the United States was $472.4 million and $472.9 million, respectively. No foreign country represented 10% or more of the Company’s total revenue during the three and six months ended June 30, 2023 and 2022.
Contract Liabilities
As of June 30, 2023, deferred revenue and customer deposit liabilities were $662.2 million and $1.2 million, respectively. As of December 31, 2022, deferred revenue and customer deposit liabilities were $697.5 million and $2.0 million, respectively.
The amount of revenues recognized during the three and six months ended June 30, 2023 that were included in the opening contract liabilities balance as of January 1, 2023 was approximately $198.0 million and $459.7 million, respectively. The amount of revenues recognized during the three and six months ended June 30, 2022 that were included in the opening contract liabilities balance as of January 1, 2022 were approximately $190.2 million and $411.7 million, respectively.
Remaining Performance Obligations from Customer Contracts
As of June 30, 2023, the Company’s remaining performance obligations was $1.3 billion, which does not include customer deposit liabilities. The Company expects to recognize approximately 68% of its remaining

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
performance obligations at June 30, 2023 as revenues over the next twelve months and the remainder over the next two to three years.
Concentrations of Credit Risk and Credit Evaluations
No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2023 and 2022. At June 30, 2023 and December 31, 2022, no customer accounted for more than 10% of the accounts receivable balance.
Capitalized Costs to Obtain a Contract
Capitalized costs to obtain contracts consist of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the six months ended June 30, 2023 (in thousands):

Amount
Ending balance as of December 31, 2022	$217,804
Additions	27,180
Commissions amortized	(35,896)
Revaluation	732
Ending balance as of June 30, 2023	$209,820
As of June 30, 2023, $70.0 million and $139.8 million of deferred commissions balance were included in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheet, respectively.
Note 9. Restructuring
On January 10, 2023, the Company announced a plan to reduce its workforce by approximately 450 employees, representing approximately 7% of the Company’s global workforce, and a closure of an office in Israel (the “Plan”). The Plan is intended to better align the Company’s global workforce and cost base with its cloud-focused strategic priorities and current business needs. In the first half of 2023, the Company recorded $27.7 million of severance, transition and related costs, including $1.1 million related to the right-of-use assets impairment charge for an office closure. These costs were substantially paid as of June 30, 2023.
Note 10. Derivative Financial Instruments
The Company’s earnings and cash flows are subject to market risks as a result of foreign currency exchange rate and interest rate fluctuations. The Company uses derivative financial instruments to manage its exposure to foreign currency exchange rate which is inherent to its ongoing business operations. The Company and its subsidiaries do not enter into derivative contracts for speculative purposes.
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
The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
affects earnings. As of June 30, 2023, a net unrealized gain of approximately $0.9 million accumulated in other comprehensive loss is expected to be reclassified into earnings within the next twelve months.
The Company has forecast the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of June 30, 2023, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income, net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $108.2 million and $100.3 million of Indian rupees as of June 30, 2023 and December 31, 2022, respectively.
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

Balance Sheet Hedges
Balance sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income, net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $12.2 million and $10.4 million of Indian rupees at June 30, 2023 and December 31, 2022, respectively. There were no open foreign currency contracts to sell at June 30, 2023 and December 31, 2022, respectively.
The following table reflects the fair value amounts for designated and non-designated hedging instruments at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$1,239	$22	$88	$2,827
Non-designated hedging instruments
Foreign currency forward contracts	32	—	—	516
Total fair value of hedging instruments	$1,271	$22	$88	$3,343
_____________
(i)Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
(ii)Included in accrued liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2023 and December 31, 2022, there were no derivative assets or liabilities that were net settled under the master netting agreements.
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
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Amount of gain recognized in other comprehensive loss(i)	$1,205	$674	$2,454	$5,977
Amount of (loss) gain related to foreign exchange forward contracts reclassified from accumulated other comprehensive loss into income(ii)	$(344)	$60	$(1,504)	$473
Amount of loss related to interest rate swaps reclassified from accumulated other comprehensive loss into income as interest expense	$—	$(722)	$—	$(2,671)
_____________
(i)The before-tax gain of $1,205 related to foreign exchange forward contracts was recognized in other comprehensive loss during the three months ended June 30, 2023. The before-tax loss of $(2,449) related to foreign exchange forward contracts and before-tax gain of $3,123 related to interest rate swaps were recognized in other comprehensive loss during the three months ended June 30, 2022. The before-tax gain of $2,454 related to foreign exchange forward contracts was recognized in other comprehensive loss during the six months ended June 30, 2023. The before-tax loss of $(2,990) related to foreign exchange forward contracts and before-tax gain of $8,967 related to interest rate swaps were recognized in other comprehensive loss during the six months ended June 30, 2022.

(ii)For the three months ended June 30, 2023, the before-tax loss of $(69) and $(275) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the three months ended June 30, 2022, the before-tax gains of $13 and $47 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the six months ended June 30, 2023, the before-tax loss of $(295) and $(1,209) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the six months ended June 30, 2022, the before-tax gains of $109 and $364 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations.
The before-tax gain recognized in other income, net for non-designated foreign currency forward contracts and interest rate swaps for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gain recognized in other income, net	$42	$1,663	$107	$5,320
See Note 5. Fair Value Measurements and Note 14. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements of this Report for a further discussion.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Stockholders Equity
Common and Preferred Stock
The rights of the holders of Class A common stock and Class B-1 common stock are identical in all respects, except that Class B-1 common stock will not vote on the election or removal of directors. The holders of Class B-2 common stock have no participating rights (voting or otherwise), except for the right to vote on the election or removal of directors and will be entitled to a nominal annual dividend of CAD15,000 in the aggregate.
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
In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. As of June 30, 2023, a total of 61.0 million shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan.
Stock Options
The following table summarizes the option award activity for the six months ended June 30, 2023 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2022	22,820	15,504	7,316	$16.83	6.34	$51,157
Exercised	(733)	(395)	(338)	$10.44
Forfeited or expired	(1,102)	(862)	(239)	$21.60
Outstanding at June 30, 2023	20,985	14,247	6,738	$16.80	5.66	$64,814
As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested options was $16.1 million and is expected to be recognized over the remaining weighted-average vesting period of 3.40 years.
Restricted Stock Units ("RSUs") and Performance Stock Units (“PSUs”)
The Company issues RSUs to employees and directors under the 2021 Plan. RSUs vest upon the satisfaction of a service-based vesting condition only. The service-based condition for the majority of the employee awards is generally satisfied pro-rata over two to four years.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company issues PSUs to employees under the 2021 Plan. PSUs are eligible to vest upon the satisfaction of both an achievement of one or more performance conditions and a service-based vesting condition.
The following table summarizes RSU and PSU activity and related information during the six months ended June 30, 2023 under the 2021 Plan (in thousands, except share price):

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2022	17,346	$22.95
Granted	9,849	17.38
Vested	(3,093)	23.03
Forfeited	(1,562)	23.23
Unvested and outstanding as of June 30, 2023	22,540	$20.46
As of June 30, 2023, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $410.7 million and is expected to be recognized over the remaining weighted-average vesting period of 2.29 years.
During the three months ended June 30, 2023, the Company began funding withholding taxes in certain jurisdictions due upon the vesting of employee RSUs by net share settlement, rather than its previous approach of selling shares of the Company’s Class A common stock. The amount of withholding taxes related to net share settlement of RSUs is reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows under financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to common stockholders.
Employee Stock Purchase Plan (“ESPP”)
In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of June 30, 2023, a total of 11.1 million shares of the Company’s Class A common stock has been reserved for issuance under the ESPP.
Under the ESPP, eligible employees are able to acquire shares of Class A common stock by accumulating funds through payroll deductions. Offering periods are generally twelve months long and begin on March 1 and September 1 of each year. The purchase price for shares of the Company’s Class A common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the first date of the offering period.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of June 30, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $7.3 million and is expected to be recognized over the remaining offering period.

Stock-based Compensation
The stock-based compensation for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$8,944	$5,242	$16,310	$9,817
Research and development	17,080	10,022	30,332	19,421
Sales and marketing	15,084	9,983	29,537	17,572
General and administrative	14,100	9,311	29,371	17,023
Total stock-based compensation	$55,208	$34,558	$105,550	$63,833

No stock options were granted during the three and six months ended June 30, 2023.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP using the Black-Scholes pricing model:

	Three and Six Months Ended June 30,
	2023	2022
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	42.4% - 48.5%	34.8% - 38.3%
Risk-free interest rate	5.2% - 5.1%	0.6% - 0.9%
Expected dividend yield	—%	—%
Fair value of common stock	$17.06	$20.05
Note 12. Income Taxes
The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax loss from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax expense was $122.1 million on pretax losses of $30.4 million for the three months ended June 30, 2023 and $181.6 million on pretax losses of $87.2 million for the six months ended June 30, 2023, which resulted in a negative effective tax rate of 402% and 208%, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to an increase in its valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock-based compensation.
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
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of June 30, 2023, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except net loss per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(152,466)	$(30,506)	$(268,820)	$(33,692)

Weighted-average shares in computing net loss per share:
Basic	287,109	280,417	286,004	279,599
Diluted	287,109	280,417	286,004	279,599
Net loss per share attributable to Class A and Class B-1 common stockholders:
Basic	$(0.53)	$(0.11)	$(0.94)	$(0.12)
Diluted	$(0.53)	$(0.11)	$(0.94)	$(0.12)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options outstanding	2,520	3,519	2,648	4,625
RSUs	1,188	92	949	72
PSUs	163	—	166	12
ESPP	—	—	45	27
Note 14. Commitments and Contingencies
Long-Term Purchase Obligations
As of June 30, 2023, the Company had long-term purchase obligations of approximately $174.9 million, primarily related to multi-year contracts with third party vendors for hosting services related to our subscription services and software as a service commitments. The expected payments under these commitments total approximately $77.1 million and $97.8 million over the next 1 year and 1-3 years, respectively.
Warranties
The Company generally provides software product warranties. These are not separate performance obligations and are outside the scope of ASC 606. To date, the Company’s product warranty expense and obligations have not been material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2023 and December 31, 2022. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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
Overview
We have pioneered a new category of software, the Intelligent Data Management Cloud (“IDMC”). IDMC is our artificial intelligence (“AI”) powered platform that connects, manages, and unifies data across any public cloud or hybrid cloud environment, empowering enterprises to modernize and advance their data strategies.
We generate revenues from the sale of software products and professional services, and maintenance agreements supporting perpetual licenses sold in prior periods. Substantially all of our software revenue consists of fees generated through the sale of our subscription-based products and related support agreements for our subscription products. We have grown our subscription revenue to $441.5 million and $404.8 million for the six months ended June 30, 2023 and 2022, respectively. Over this period, our subscription revenue as a percentage of total software revenue was approximately 100% and 99% for the six months ended June 30, 2023 and 2022, respectively.
Our products can be subscribed individually as distinct product families or together as a tightly integrated platform to support complex data management needs and mission critical workloads. Our products are subscribed through contracts primarily with a one-, two- or three-year term, with an average contract term of two years for the quarter ending June 30, 2023. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud-based subscription products on a ratable basis over the contract term. We generally recognize the majority of the revenue from our subscription-based self-managed licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
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
In the first quarter of 2023, we introduced a variation of the IPU consumption-based pricing model called Flex IPUs. Under this new model, customers pre-purchase a maximum number of Flex IPUs to be consumed per year of the subscription term. Additional fees are charged for incremental IPUs consumed above the annual maximum, if the customer’s usage requires it. In 2023, we expect an increase in cloud arrangements based on our consumption-based pricing models as our sales teams focus on selling these types of arrangements.
We previously generated additional software revenue from the sale of perpetual licenses. However, consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue has decreased substantially. The perpetual license revenue as a percentage of total software revenue was approximately 0% and 1% for the six months ended June 30, 2023 and 2022, respectively.
Our maintenance and professional services revenues consist of recurring maintenance fees related to perpetual licenses sold in the past and one-time professional services fees, respectively. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products.
We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products. We recognized $299.1 million and $324.6 million of maintenance and professional services revenues during the six months ended June 30, 2023 and 2022, respectively.
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
Historically, we have focused our selling efforts on executives such as chief information officers (“CIO”) and chief data officers (“CDO”) who are often making decisions to subscribe to our products for their most important business initiatives. CIOs adopt our platform as part of their analytics and AI projects, cloud migration journey, application modernization efforts, and business 360 initiatives. CDOs subscribe to our products as part of their overall data governance, access, and security strategies in order to democratize data access for everyone across the company. We are expanding our go-to-market efforts to focus more on departmental line of business and small and medium sized enterprise customers.
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased a subscription to one of our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting subscription to our Data Quality and Data Governance families of products. We also market our cloud products to our large installed base of perpetual license maintenance customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain internal on-premise IT infrastructure to lower-cost elastic cloud architecture.
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
Continued Adoption of our Subscription Products.    Our success will largely depend on customers’ continued uptake of our subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to subscription and cloud-based services, we believe demand for our platform and subscription-based products will increase. A large majority of our subscription products were architected to be deployed natively in public, private, or hybrid cloud environments. In addition, we assist our customers with migrations of their Informatica self-managed data integration, data quality and MDM (as defined below) installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended June 30, 2023, we have entered into agreements to migrate a total of approximately $22 million of perpetual license Maintenance ARR (as defined below), which has converted into approximately $34 million in Cloud Subscription ARR (as defined below). Our future growth will depend in part on our ability to develop new market-leading cloud products to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends, in part, on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 54% of our subscription customers as of June 30, 2023 did not have a prior perpetual license maintenance contract with us. In addition, our ability to attract new customers will depend, in part, on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We also have a dedicated inside sales team for our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make investments in sales and marketing to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Subscription NRR (as defined below), which was 107% and 113%, and Cloud Subscription NRR, which was 116% and 116% as of June 30, 2023 and 2022, respectively. We increased the average Subscription ARR (as defined below) per subscription customer from June 30, 2022 to June 30, 2023, from $243 thousand to $275 thousand, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as of June 30, 2023 and 2022, we had 213 and 175 customers individually with over $1 million in Subscription ARR each, respectively.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, as of June 30, 2023 and 2022, our subscription renewal rate1 was 92% and 94%, respectively, and our maintenance renewal rate2 was 94% and 95%, respectively. We intend to continue investing in our products and customer success organization to maintain these favorable retention rates.
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

Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including elevated inflation concerns, global supply chain concerns, rising interest rates, fluctuation in foreign exchange rates, volatility and uncertainty in the financial services industry, geopolitical pressures, including the war in Ukraine, and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. For example, beginning in the second
1 We compute the subscription renewal rate by assessing the annual value of subscription contracts that expire or have an anniversary date within the current quarter (denominator) and compare this to the annual renewed value or amount not cancelled for that set of contracts, including price uplifts, if any, realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a subscription contract, we count that amount as removed from the numerator in that period.

2 We compute the maintenance renewal rate by assessing the annual value of maintenance contracts for perpetual licenses that expire or have an anniversary date within the current quarter (denominator) and compare this to the annual renewed value or amount not cancelled for that set of contracts, including price uplifts, if any, realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a maintenance contract, we count that amount as removed from the numerator in that period. If a customer cancels a maintenance contract and migrates the underlying product to one of our cloud products, this loss of maintenance would be counted as a cancellation and reduce our maintenance renewal rate.

quarter of 2022, and continuing through the first half of 2023, we have experienced an impact from the current macroeconomic environment as prospective and existing customers applied elevated levels of scrutiny to purchasing decisions that adversely impacted the ability to close new business. We experienced these headwinds at an increasing magnitude beginning in the third quarter of 2022, and we expect some or all of the global macroeconomic factors will continue to impact our operations.
The ongoing conditions caused by the COVID-19 pandemic have impacted and could continue to impact our business. We expect certain operating expenses will remain lower than pre-pandemic levels, as we expect certain sales and marketing efforts and events will be a combination of in-person and virtual going forward.
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
Key Business Metrics

	June 30,
	2023	2022

	(in thousands, except percentages)
Cloud Subscription Annual Recurring Revenue	$512,615	$373,303
Self-managed Subscription Annual Recurring Revenue	529,723	522,815
Subscription Annual Recurring Revenue	1,042,338	896,118
Maintenance Annual Recurring Revenue	505,186	540,708
Total Annual Recurring Revenue	$1,547,524	$1,436,826

Subscription Net Retention Rate	107%	113%
Cloud Subscription Net Retention Rate	116%	116%
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
Subscription Annual Recurring Revenue
Subscription Annual Recurring Revenue (“Subscription ARR”) represents the portion of ARR only attributable to our subscription contracts.
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
Adjusted EBITDA
We define adjusted EBITDA as GAAP net loss as adjusted for income tax benefit (expense), interest income, interest expense, loss on debt refinancing, other income (expense), stock-based compensation, amortization of intangibles, equity compensation related payments, restructuring, acquisition and other charges, and depreciation. Equity compensation-related payments are related to the repurchase of employee stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
GAAP net loss	$(152,466)	$(30,506)	$(268,820)	$(33,692)
Income tax expense	122,065	6,790	181,634	7,975
Interest income	(9,920)	(1,129)	(17,503)	(1,495)
Interest expense	37,466	16,560	72,517	29,385
Other income, net	(2,531)	(3,837)	(3,161)	(8,057)
Stock-based compensation	55,208	34,558	105,550	63,833
Amortization of intangibles	37,237	47,395	74,402	95,193
Equity compensation	—	45	—	128
Restructuring	471	—	27,724	—
Depreciation	4,208	5,469	8,408	11,194
Adjusted EBITDA	$91,738	$75,345	$180,751	$164,464
We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.

Components of Results of Operations
Software Revenues
Subscription Revenues.    Subscription revenues consist of revenues from customers under subscription cloud services, subscription-based self-managed licenses, and related support services. Revenues from our cloud-based subscription products are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The Company’s cloud subscription services include cloud functionalities and, for most products, also a secure agent that is installed on a customer’s premises. The secure agent performs tasks and enables secure communication behind a customer’s firewall with the cloud functionalities. For these products, customers are not able to use either the cloud functionalities or secure agent for their intended purpose on their own without use of the other component. The cloud functionalities and secure agent are accounted for together as a single performance obligation because we have concluded that the cloud functionalities and secure agent are highly interdependent and interrelated based on the significant two-way dependency between the components. The majority of the revenues expected over the term of our subscription-based self-managed licenses is recognized at a point in time upon transfer of control of the license to the customer. Support services sold with subscription-based self-managed licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, new subscription contracts are one to three years in length, with an average contract duration of approximately two years. Our subscription software fees are typically billed annually in advance in equal installments across the term of the contracts for both cloud and self-managed subscriptions.
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
Cost of Revenues
Cost of Software Revenues.    Our cost of software revenues is a combination of costs of subscription revenues and perpetual licenses. Cost of subscription revenues consists primarily of fees paid to third-party vendors for hosting services related to our subscription services, fees paid to third parties for software used by us to deliver, monitor and secure our subscription products, internal personnel-related expenses, including stock-based compensation, to operate and secure our hosting infrastructure, and royalties paid to postal authorities for address data and other vendors that provide content for our data-as-a-service offerings. In addition, these expenses include costs which are personnel-related expenses from our IT, Facilities and Procurement functions and expenses related to occupancy and enterprise systems allocated based on headcount (“Shared Costs”). Cost of perpetual license revenues consists primarily of software royalties payable to third parties.
Cost of Maintenance and Professional Services Revenues.    Our cost of service revenues is a combination of costs of maintenance, consulting and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel-related expenses, including stock-based compensation, and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel-related expenses, including employee costs, stock-based compensation, subcontractor costs and travel, entertainment, Shared Costs, and other expenses. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices and customer locations.
Amortization of Acquired Technology.    Amortization of acquired technology is the amortization of technologies recorded primarily as a result of the 2015 transaction where we were taken private by our Sponsors (as defined below) (the “2015 Privatization Transaction”) and, to a lesser extent, from business acquisitions and acquired technology licenses.
Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation, outside services, travel expenses, Shared Costs, software expenses associated with the development of new products, enhancement and localization of existing products, and quality assurance and development of documentation for our products. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in our products is important for our growth and, as such, expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, but are expected to be relatively consistent as a percentage of revenue.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related expenses, including commissions and bonuses, as well as stock-based compensation, costs of public relations, seminars, marketing programs, lead generation, travel and entertainment, trade shows, software expenses, outside services and Shared Costs. With our cloud-only, consumption-driven strategy, we intend to better align our go-to-market efforts to improve current sales force productivity. We expect this to lead to cost savings in sales and marketing expense in absolute dollars, but it may vary as a percentage of revenue for the foreseeable future.
General and Administrative
Our general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation, for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services, travel expenses and Shared Costs. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of revenue.
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

Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Subscriptions	$227,589	$207,043	$441,511	$404,790
Perpetual license	13	2,300	819	4,972
Software revenue	227,602	209,343	442,330	409,762
Maintenance and professional services	148,386	162,696	299,089	324,624
Total revenues	375,988	372,039	741,419	734,386
Cost of revenues:
Subscriptions	38,626	25,177	74,310	49,881
Perpetual license	213	176	393	329
Software costs	38,839	25,353	74,703	50,210
Maintenance and professional services	43,864	52,120	87,023	101,925
Amortization of acquired technology	2,889	8,936	5,763	18,073
Total cost of revenues	85,592	86,409	167,489	170,208
Gross profit	290,396	285,630	573,930	564,178
Operating expenses:
Research and development	87,707	84,064	169,746	159,187
Sales and marketing	134,500	143,597	263,038	272,549
General and administrative	38,756	31,632	80,116	61,206
Amortization of intangible assets	34,348	38,459	68,639	77,120
Restructuring	471	—	27,724	—
Total operating expenses	295,782	297,752	609,263	570,062
Loss from operations	(5,386)	(12,122)	(35,333)	(5,884)
Interest income	9,920	1,129	17,503	1,495
Interest expense	(37,466)	(16,560)	(72,517)	(29,385)
Other income, net	2,531	3,837	3,161	8,057
Loss before income taxes	(30,401)	(23,716)	(87,186)	(25,717)
Income tax expense	122,065	6,790	181,634	7,975
Net loss	$(152,466)	$(30,506)	$(268,820)	$(33,692)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Subscriptions	61%	56%	60%	55%
Perpetual license	—	1	—	1
Software revenue	61	56	60	56
Maintenance and professional services	39	44	40	44
Total revenues	100	100	100	100
Cost of revenues:
Subscriptions	10	7	10	7
Perpetual license	—	—	—	—
Software costs	10	7	10	7
Maintenance and professional services	12	14	12	14
Amortization of acquired technology	1	2	1	2
Total cost of revenues	23	23	23	23
Gross profit	77	77	77	77
Operating expenses:		—
Research and development	23	22	23	22
Sales and marketing	36	39	35	37
General and administrative	10	9	11	8
Amortization of intangible assets	9	10	9	11
Restructuring	—	—	4	—
Total operating expenses	78	80	82	78
Loss from operations	(1)	(3)	(5)	(1)
Interest income	3	—	2	—
Interest expense	(11)	(4)	(9)	(4)
Other income, net	1	1	—	1
Loss before income taxes	(8)	(6)	(12)	(4)
Income tax expense	33	2	24	1
Net loss	(41)	(8)	(36)	(5)
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Subscriptions	$227,589	$207,043	10%	$441,511	$404,790	9%
Perpetual license	13	2,300	(99)%	819	4,972	(84)%
Total software revenues	227,602	209,343	9%	442,330	409,762	8%
Maintenance	124,851	131,834	(5)%	250,226	264,312	(5)%
Professional services	23,535	30,862	(24)%	48,863	60,312	(19)%
Total maintenance and professional services revenues	148,386	162,696	(9)%	299,089	324,624	(8)%
Total revenues	$375,988	$372,039	1%	$741,419	$734,386	1%
Total revenues increased by 1% to $376.0 million during the three months ended June 30, 2023 compared to $372.0 million for the three months ended June 30, 2022, primarily due to a 9% increase in software revenues, which represented 61% of total revenues, offset by a 9% decrease in maintenance and professional services revenues.
Total revenues increased by 1% to $741.4 million during the six months ended June 30, 2023 compared to $734.4 million for the six months ended June 30, 2022, primarily due to an 8% increase in software revenues, which represented 60% of total revenues, partially offset by an 8% decrease in maintenance and professional services revenues.
Software Revenues
Our subscription revenues increased to $227.6 million (or 61% of total revenues) for the three months ended June 30, 2023 compared to $207.0 million (or 56% of total revenues) for the three months ended June 30, 2022. The increase of $20.6 million (or 10%) in subscription revenues for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to an increase in our subscription customers and continued expansion within existing customers.
Our subscription revenues increased to $441.5 million (or 60% of total revenues) for the six months ended June 30, 2023 compared to $404.8 million (or 55% of total revenues) for the six months ended June 30, 2022. The increase of $36.7 million (or 9%) in subscription revenues for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to an increase in our subscription customers and continued expansion within existing customers.
We expect subscription revenues to account for substantially all of our software revenues going forward due to our cessation of active selling of perpetual licenses.
Our perpetual license revenues decreased to $13.0 thousand (less than 1% of total revenues) for the three months ended June 30, 2023 from $2.3 million (or 1% of total revenues) for the three months ended June 30, 2022. The decrease in perpetual license revenues of $2.3 million (or 99%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to the cessation of active selling of perpetual licenses.
Our perpetual license revenues decreased to $0.8 million (less than 1% of total revenues) for the six months ended June 30, 2023 from $5.0 million (or 1% of total revenues) for the six months ended June 30, 2022. The decrease in perpetual license revenues of $4.2 million (or 84%) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to the cessation of active selling of perpetual licenses.
We expect perpetual license revenues and the mix of perpetual license revenues to continue to remain immaterial as compared to total software revenues in future periods.
Maintenance and Professional Services Revenues
Maintenance revenues decreased to $124.9 million (or 33% of total revenues) for the three months ended June 30, 2023 from $131.8 million (or 35% of total revenues) for the three months ended June 30, 2022. Maintenance revenues decreased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to non-renewals and declining sales of perpetual licenses partially offset by price uplifts on maintenance renewals. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of active sales of perpetual licenses.
Maintenance revenues decreased to $250.2 million (or 34% of total revenues) for the six months ended June 30, 2023 from $264.3 million (or 36% of total revenues) for the six months ended June 30, 2022. Maintenance revenues decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to non-renewals, declining sales of perpetual licenses and an unfavorable foreign currency impact offset by price uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of active sales of perpetual licenses.
Professional services revenues decreased to $23.5 million (or 6% of total revenues) for the three months ended June 30, 2023 compared to $30.9 million (or 8% of total revenues) for the three months ended June 30, 2022. The decrease of $7.4 million (or 24%) in professional services revenues for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily driven by the decrease in the demand for our consulting offerings.

Professional services revenues decreased to $48.9 million (or 7% of total revenues) for the six months ended June 30, 2023 compared to $60.3 million (or 8% of total revenues) for the six months ended June 30, 2022. The decrease of $11.4 million (or 19%) in professional services revenues for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by the decrease in the demand for our consulting offerings.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Cost of software revenues	$38,839	$25,353	53%	$74,703	$50,210	49%
Cost of maintenance and professional services revenues	43,864	52,120	(16)%	87,023	101,925	(15)%
Amortization of acquired technology	2,889	8,936	(68)%	5,763	18,073	(68)%
Total cost of revenues	$85,592	$86,409	(1)%	$167,489	$170,208	(2)%
Cost of software revenues, as a percentage of software revenues	17%	12%		17%	12%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	30%	32%		29%	31%
Cost of Software Revenues
Cost of software revenues increased to $38.8 million (or 17% of software revenues) for the three months ended June 30, 2023 compared to $25.4 million (or 12% of software revenues) for the three months ended June 30, 2022. The increase of $13.4 million (or 53%) in cost of software revenues for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to a $6.6 million increase in personnel-related expenses, a $2.4 million increase in stock-based compensation, a $1.5 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $1.4 million increase in Shared Costs, a $0.8 million increase in royalties paid to vendors, and a $0.7 million increase in equipment and outside services.
Cost of software revenues increased to $74.7 million (or 17% of software revenues) for the six months ended June 30, 2023 compared to $50.2 million (or 12% of software revenues) for the six months ended June 30, 2022. The increase of $24.5 million (or 49%) in cost of software revenues for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a $15.5 million increase in personnel-related expenses, a $3.6 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $3.0 million increase in stock-based compensation, a $1.6 million increase in Shared Costs, and a $0.8 million increase in outside services and other costs.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues decreased to $43.9 million (or 30% of maintenance and professional services revenues) during the three months ended June 30, 2023 compared to $52.1 million (or 32% of maintenance and professional services revenues) during the three months ended June 30, 2022. The decrease of $8.2 million (or 16%) in cost of maintenance and professional services revenues during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to $6.2 million decrease in personnel-related expenses, a $1.8 million decrease in outside services, a $0.8 million decrease in equipment and software expense, a $0.7 million decrease in Shared Costs; partially offset by a $1.3 million increase in stock-based compensation.
Cost of maintenance and professional services revenues decreased to $87.0 million (or 29% of maintenance and professional services revenues) during the six months ended June 30, 2023 compared to

$101.9 million (or 31% of maintenance and professional services revenues) during the six months ended June 30, 2022. The decrease of $14.9 million (or 15%) in cost of maintenance and professional services revenues during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a $13.0 million decrease in personnel-related expenses, a $2.0 million decrease in Shared Costs, a $1.8 million decrease in outside services, a $1.6 million decrease in equipment and software expense; partially offset by a $3.5 million increase in stock-based compensation.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $2.9 million (or 1% of total revenues) for the three months ended June 30, 2023 from $8.9 million (or 2% of total revenues) for the three months ended June 30, 2022.
The decrease of $6.0 million (or 68%) in amortization of acquired technology for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as some components of the technology become fully amortized.
Amortization of acquired technology decreased to $5.8 million (or 1% of total revenues) for the six months ended June 30, 2023 from $18.1 million (or 2% of total revenues) for the six months ended June 30, 2022.
The decrease of $12.3 million (or 68%) in amortization of acquired technology for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as some components of the technology become fully amortized.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Research and development	$87,707	$84,064	4%	$169,746	$159,187	7%
Research and development expenses increased to $87.7 million (or 23% of total revenues) for the three months ended June 30, 2023 compared to $84.1 million (or 22% of total revenues) for the three months ended June 30, 2022. The increase of $3.6 million (or 4%) in research and development expenses during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to a $7.1 million increase stock-based compensation, a $0.9 million increase in outside services and other costs; partially offset by a $4.4 million decrease in salaries and other personnel-related expenses.
Research and development expenses increased to $169.7 million (or 23% of total revenues) for the six months ended June 30, 2023 compared to $159.2 million (or 22% of total revenues) for the six months ended June 30, 2022. The increase of $10.5 million (or 7%) in research and development expenses during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a $10.9 million increase in stock-based compensation, a $2.5 million increase in outside services, a $1.4 million increase in travel expense; partially offset by a $2.7 million decrease in salaries and other personnel-related expenses, and a $1.6 million decrease in Shared Costs.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Sales and marketing	$134,500	$143,597	(6)%	$263,038	$272,549	(3)%
Sales and marketing expenses decreased to $134.5 million (or 36% of total revenues) during the three months ended June 30, 2023 compared to $143.6 million (or 39% of total revenues) during the three months ended June 30, 2022. The decrease of $9.1 million (or 6%) in sales and marketing expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to $11.0 million decrease in personnel-related expenses primarily from a decrease in headcount, a $3.4 million decrease in marketing related expenses, a $0.5 million decrease in outside services; partially offset by a $5.1 million increase in stock-based compensation, and a $0.7 million increase in travel expense.
Sales and marketing expenses decreased to $263.0 million (or 35% of total revenues) during the six months ended June 30, 2023 compared to $272.5 million (or 37% of total revenues) during the six months ended June 30, 2022. The decrease of $9.5 million (or 3%) in sales and marketing expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a $19.3 million decrease in personnel-related expenses primarily from a decrease in headcount, a $6.0 million decrease in marketing related expenses, a $1.9 decrease in Shared Costs, a $0.5 million decrease in outside services; partially offset by a $12.0 million increase in stock-based compensation, and a $6.2 million increase in travel expense.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
General and administrative	$38,756	$31,632	23%	$80,116	$61,206	31%

General and administrative expenses increased to $38.8 million (or 10% of total revenues) during the three months ended June 30, 2023 compared to $31.6 million (or 9% of total revenues) during the three months ended June 30, 2022. The increase of $7.2 million (or 23%) in general and administrative expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to a $4.8 million increase in stock-based compensation, a $1.4 million increase in personnel-related expenses, a $1.1 million increase in bad debt expense, a $0.2 million increase in Shared Costs; partially offset by a $0.3 million decrease in outside services.
General and administrative expenses increased to $80.1 million (or 11% of total revenues) during the six months ended June 30, 2023 compared to $61.2 million (or 8% of total revenues) during the six months ended June 30, 2022. The increase of $18.9 million (or 31%) in general and administrative expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a $12.3 million increase in stock-based compensation, a $4.1 million increase in personnel-related expenses, a $3.0 million increase in bad debt and other expense; partially offset by a $0.5 million decrease in outside services.

Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets and restructuring charges (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Amortization of intangible assets	$34,348	$38,459	(11)%	$68,639	$77,120	(11)%
Restructuring	471	—	100%	27,724	—	100%
Amortization of intangible assets decreased to $34.3 million (or 9% of revenues) during the three months ended June 30, 2023 compared to $38.5 million (or 10% of revenues) during the three months ended June 30, 2022. The decrease of $4.2 million (or 11%) in amortization of intangible assets for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
Amortization of intangible assets decreased to $68.6 million (or 9% of revenues) during the six months ended June 30, 2023 compared to $77.1 million (or 11% of revenues) during the six months ended June 30, 2022. The decrease of $8.5 million (or 11%) in amortization of intangible assets for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
Restructuring costs increased to $0.5 million (or less than 1% of total revenues) during the three months ended June 30, 2023. The increase of $0.5 million (or 100%) in restructuring costs for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was a result of the Plan. Refer to Note 9. Restructuring in the Notes to the Condensed Consolidated Financial Statements for details.
Restructuring costs increased to $27.7 million (or 4% of revenues) during the six months ended June 30, 2023. The increase of $27.7 million (or 100%) in restructuring costs for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was a result of the Plan. Refer to Note 9. Restructuring in the Notes to the Condensed Consolidated Financial Statements for details.
Interest Income (Expense) and Other Income, Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Interest income	$9,920	$1,129	779%	$17,503	$1,495	1071%
Interest expense	(37,466)	(16,560)	126%	(72,517)	(29,385)	147%
Other income, net	2,531	3,837	(34)%	3,161	8,057	(61)%
Interest and other expense, net	$(25,015)	$(11,594)	116%	$(51,853)	$(19,833)	161%
The increase in interest and other expense, net, of $13.4 million (or 116%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to a $20.9 million increase in interest expense primarily due to higher interest rates and a $1.3 million decrease in foreign exchange gains. These increases were partially offset by a $8.8 million increase in interest income from higher interest rates we received on our cash, cash equivalents and investments.
The increase in interest and other expense, net, of $32.1 million (or 161%) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to a $43.1 million increase in interest expense primarily due to higher interest rates and a $4.9 million decrease in foreign exchange gains. These increases were partially offset by a $15.9 million increase in interest income from higher interest rates we received on our cash, cash equivalents and investments.

Income Tax Expense
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Income tax expense	$122,065	$6,790	1698%	$181,634	$7,975	2178%
Effective tax rate	(402)%	(29)%		(208)%	(31)%

The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pretax loss from recurring operations and adjusting for discrete tax items arising in that quarter. Our income tax expense was $122.1 million and $6.8 million for the three months ended June 30, 2023 and 2022, respectively. Our income tax expense was $181.6 million and $8.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase in tax expense recorded in the current period compared to the tax expense recorded in the prior year comparable period was primarily due to an increase in our valuation allowance and to a lesser extent from non-deductible stock-based compensation.

We expect the significant volatility of our effective tax rate to continue. The effective tax rate is anticipated to improve as our cumulative pretax loss from recurring operations is expected to decrease in the second half of 2023.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of June 30, 2023, the Company considered all available evidence both positive and negative, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of June 30, 2023 and December 31, 2022, respectively, we had $821.5 million and $716.1 million in available cash, cash equivalents, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, cash flows generated by operations and the Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
During the first half of 2023, the borrowings under the Term Facility bore interest at either, at the Company's election, LIBOR plus 2.75% or the base rate plus 1.75%. The Revolving Facility accrued interest at a per annum rate based on either, at the borrower’s election, (i) LIBOR plus the applicable margin for LIBOR loans ranging between 2.00% and 2.50% based on the borrower’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the borrower’s total net first lien leverage ratio. On June 13, 2023, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment replaced the LIBOR interest rate benchmark with the Secured Overnight Financing Rate (“SOFR”) benchmark, with a credit spread adjustment to the SOFR benchmark ranging from 0.11448% to 0.71513% depending on the interest period, effective July 1, 2023. Other than the foregoing, the material terms of the Credit Agreement remain unchanged. See Note 7. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.
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
Approximately one fourth of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities	$106,587	$86,088
Cash provided by / (used in) investing activities	24,458	(2,367)
Cash provided by financing activities	3,296	12,187
Operating Activities:    Cash provided by operating activities for the six months ended June 30, 2023 was $106.6 million. Our net loss for the six months ended June 30, 2023 was $268.8 million, adjusted for non-cash charges, primarily consisting of $82.8 million of depreciation and amortization, $105.6 million of stock-based compensation expense and $9.0 million of non-cash operating lease cost which was partially offset by $4.0 million of deferred income taxes. Additional uses of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $159.2 million decrease in accounts receivable due to the timing of collections, a $128.8 million increase in income tax payable due to the timing of tax payments, and a $27.1 million decrease in prepaid expenses and assets associated with the growth in our operations. This was partially offset mainly by a $103.3 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations and a $37.7 million decrease in contract liabilities. Our “days sales outstanding” in accounts receivable increased to 73 days during the six months ended June 30, 2023 from 71 days during the six months ended June 30, 2022.
Cash provided by operating activities for the six months ended June 30, 2022 was $86.1 million. Our net loss for the six months ended June 30, 2022 was $33.7 million, adjusted for non-cash charges of $123.6 million and a net cash outflow of $3.8 million provided by changes in our operating assets and liabilities.
Investing Activities:    Net cash provided by investing activities for the six months ended June 30, 2023 was $24.5 million primarily due to a cash inflow consisting of $151.7 million in maturities of investments and $23.8 million in sales of investments, partially offset by $147.9 million in purchases of investments and $3.2 million for purchases of property and equipment.
Net cash used in investing activities for the six months ended June 30, 2022 was $2.4 million primarily due to a cash outflow in purchases of investments and purchases of property and equipment, partially offset by maturities of investments.
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
Financing Activities:    Net cash provided by financing activities for the six months ended June 30, 2023 was $3.3 million primarily due to $16.1 million proceeds from issuance of Class A common stock under the ESPP and $7.7 million in proceeds from the issuance of shares. These cash inflows were partially offset by $11.1 million payments for taxes related to net share settlement of restricted stock units and $9.4 million payment of debt.
Net cash provided by financing activities for the six months ended June 30, 2022 was $12.2 million driven by proceeds from the issuance of Class A common stock under the ESPP and issuance of shares. These cash inflows were partially offset by net activity from derivatives with an other-than-insignificant financing element, payment of debt and payment of offering costs.

Debt
Credit Facilities
The Company has credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders (“Credit Agreement”). Under the Credit Agreement, the Company incurred $1.9 billion of dollar term loans under the Term Facility and obtained $250.0 million of commitments under the Revolving Facility.
The Term Facility matures on October 29, 2028 and is repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Facility matures on October 29, 2026. See Note 7. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all revolving loans, swingline loans and letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. Accrued interest on the Credit Facilities is payable quarterly in arrears with respect to base rate loans, at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three-months) with respect to the loans, the date of any repayment or prepayment, and at maturity (whether by acceleration or otherwise).
On June 13, 2023, we entered into the Amendment. The Amendment replaced the LIBOR interest rate benchmark with the SOFR benchmark, with a credit spread adjustment to the SOFR benchmark ranging from 0.11448% to 0.71513% depending on the interest period, effective July 1, 2023. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
The Credit Agreement contains certain customary affirmative and negative covenants. As of June 30, 2023, we were in compliance with all such covenants.
Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the six months ended June 30, 2023 from the contractual and lease obligations disclosed in our Annual Report on Form 10-K.
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
As of June 30, 2023, we had long-term debt outstanding with a carrying value of $1.83 billion. A hypothetical change in the interest rate of 0.25% will increase or decrease interest expense by approximately $5.0 million a year. See Note 7. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our term facilities bear interest at a variable market rate.
In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR for existing contracts by June 30, 2023. On June 13, 2023, we entered into the Amendment. The Amendment replaced the LIBOR interest rate benchmark with the SOFR benchmark, with a credit spread adjustment to the SOFR benchmark ranging from 0.11448% to 0.71513% depending on the interest period, effective July 1, 2023. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. We currently have cash flow hedges for our Indian Rupee expense exposure that we hedge on a rolling twelve-month basis. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% increase in the value of all applicable foreign currencies relative to the U.S. dollar would have had approximately a $8.9 million negative impact to operating loss for the three months ended June 30, 2023.
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
As of June 30, 2023, our open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income, net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $108.2 million worth of Indian rupees using exchange rates as of June 30, 2023.

Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
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
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to inflationary pressures, volatility and uncertainty in the financial services industry and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. Our revenues are subject to increased foreign currency exchange volatility, resulting in a negative impact of approximately $9.2 million from foreign currency exchange rates for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, in 2022 and the first half of 2023, we experienced lengthening sales cycles, a decrease in pipeline conversion rates and slower revenue growth. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
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
We make significant efforts to maintain the security and integrity of our product source code and the computer systems that are used to develop and host our products. However, the threats to computer systems, networks and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” ransomware attacks, malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network and service providers’ systems, and the information they store and process. These risks and threats are heightened by many of our employees and service providers working remotely. Additionally, cybersecurity researchers have warned of heightened risks of cybersecurity attacks in connection with the military conflict between Russia and Ukraine. During the second half of fiscal 2022, we wound down operations in a small (29 person) engineering office in Kazan, Russia. Like all cloud service providers and organizations, our cloud software and enterprise networks could be affected by incidents caused by cybersecurity attacks, including by cyber activists sympathetic to the conflict. The impact of such an incident could disrupt the proper functioning of our products, create a service outage for our cloud services, cause errors in the output of our customers’ work, allow unauthorized access to, or use, disclosure, loss, acquisition, modification, unavailability, destruction or other processing of, sensitive, proprietary or confidential information of ours or our customers, and cause other destructive outcomes. If any actual or perceived cybersecurity attack or security breach or incident affecting us or our products or services were to occur, our reputation may suffer, customers may stop buying our products and services, we could face claims, lawsuits and other proceedings by governmental and private actors, could face fines and other potential liability, and could find it necessary or appropriate to expend significant capital and other resources to alleviate problems caused by the cybersecurity attack or security breach or incident, and our business, results of operations and financial condition could be negatively affected. We and our service providers may face difficulties or delays in identifying, remediating and otherwise responding to any cybersecurity attack or other security breach or incident.
In addition, as we continue to devote more resources to evaluate our computer systems, networks and products for security vulnerabilities, the cost of addressing these vulnerabilities and otherwise working to prevent security breaches and incidents could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products and cloud services, customers may delay or stop purchasing our products and cloud services. Furthermore, we expect the risks related to computer system, network or security incidents to increase as we continue to develop our cloud products and services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. In December 2021, we became aware of security vulnerabilities associated with Apache Log4j, which we use in certain enterprise and customer-facing Java applications. During 2022, third-party providers that we include in our products and services, including Apache, announced security vulnerabilities in their products and libraries. In May 2023, we became aware of security vulnerabilities associated with Progress MOVEit software, which our support services use in an FTP server. Our security, operations, development and customer success personnel invested unplanned time and resources in investigation, patching, documentation, and customer communications. We expect third-party providers to continue testing and making similar announcements. Any actual or perceived cybersecurity attack or security breach or incident could delay or interrupt service to our customers and may deter customers from using our products and services.
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
We have experienced rapid subscription revenue growth in recent periods. We recognized subscription revenues of $441.5 million and $404.8 million, representing approximately 100% and 99% of total software revenue during the six months ended June 30, 2023 and 2022, respectively. The year-over-year growth rates for subscription revenue were 9.1% and 24.8% during the six months ended June 30, 2023 and 2022, respectively, on the basis of year-over-year additions of $36.7 million and $80.5 million in subscription revenue for those same periods. As we increase our total subscription revenue in any given period, it requires higher year-over-year increases in the absolute value of new subscription revenue to maintain the same percentage growth rate. As a result, our current subscription revenue growth rates have declined and may continue to decline, may not be indicative of our future subscription revenue growth rates, they may be adversely impacted by foreign exchange rates, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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

We expect to derive a significant portion of our Subscription ARR from our existing subscription customer base. As of June 30, 2023, approximately 98% of our total Subscription ARR was generated from existing subscription customers. As a result, achieving a high renewal rate of our subscriptions is critical to our business. Our customers typically have no contractual obligation to renew their subscriptions after the completion of their then current subscription term, which is typically one to three years, and certain of our customers have a right to terminate during the subscription term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our platform or our customer support, our products’ inability to integrate with new and changing technologies, the perception of frequent or severe subscription outages, delays or lags in our product uptime or latency, and a mismatch in the pricing of our products and competing offerings.
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
Furthermore, during the six months ended June 30, 2023, we had $250.2 million of maintenance revenue, which was 34% of our total revenue of $741.4 million. During the six months ended June 30, 2022, we had $264.3 million of maintenance revenue, which was 36% of our total revenue of $734.4 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then-current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud-native products, customers’ lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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
We have continued to build on our cloud-focused strategy with the development of IDMC. As a result, we are deriving an increasing portion of our revenues over time from our subscription-based offerings. For example, we are investing in our go-to-market strategies and customer success organization for our cloud- and self-managed subscription products. These go-to-market strategies and efforts differ from those we have used for perpetual license software products, may be temporarily disruptive and result in reduced sales productivity in addition to increased costs. The market for subscription-based offerings is not as mature as the market for perpetual license products and it may not develop as anticipated. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including concerns regarding the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, self-managed software solutions, and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription-based offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription-based offerings. Also, we expect demand for our subscription-based offerings to unfavorably impact demand for certain of our other products and services, such as support services on perpetually licensed products. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. Additionally, our future success depends in part on the growth of the market for cloud data management solutions and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data management solutions and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all. We may incur costs at a higher than expected rate as our subscription business continues to expand, adversely affecting our financial performance. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings, which will have an adverse impact on our margins. As we continue to focus increasingly on cloud only solutions, we expect that fewer resources will be devoted to our self-managed offerings, which may cause customers who are only interested in self-managed solutions to not renew their subscription for those self-managed solutions. If we are unable to successfully establish our subscription offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively affected.
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription-based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally under perpetual licenses, to our new cloud-based data integration offerings. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 4.5% of that installed base maintenance revenue to our cloud solution. These migration projects are time consuming and require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our maintenance installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.

Legal and regulatory changes in jurisdictions in which we do business, including regulations relating to artificial intelligence and machine learning or to localization and transfer of personal and other regulated types of data, and changes in the manner in which those laws and regulations are interpreted and enforced, could impose additional costs on the operation of our products and services, require changes in their functionality, or reduce customer demand.
Changes in laws and regulations relating to artificial intelligence and machine learning, data privacy, data protection, and information security, and changes in how courts and supervisory authorities interpret and enforce those laws and regulations, may have the effect of deterring customers in some jurisdictions from commencing, continuing, or expanding use of our products and services. In particular, laws and regulations relating to the localization of categories of information in the jurisdiction of origin or to restrictions on transfer of categories of information out of the jurisdiction may reduce demand for our provision of cloud, professional and support services and/or inhibit our ability to offer those services efficiently and effectively with the features customers desire. This risk is heightened as more customers use cloud services in lieu of self-managed software. Even where we host cloud services in a customer’s jurisdiction, regulators concerned about the possibility of surveillance and intelligence gathering by foreign government entities may encourage those customers to seek alternative services of locally owned and controlled providers where available. If we are unable to retain existing customers and attract new customers as the legal and regulatory landscape continues to change, or if we fail to adapt to these changes, our results of operations may suffer. See risks related to privacy, data protection and information security regulation under “Risks Related to Regulation” below.
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
The future success of our business requires us to add, attract, train, and retain personnel. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience an increase in the level of turnover, our results of operations may be negatively affected.
We continue to be substantially dependent on our sales force to obtain new customers and to drive additional usage and sales among our existing customers. We believe that there is competition for sales personnel, including enterprise sales representatives and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue targets will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Further, from time to time, we have experienced an increased level of turnover in our direct sales force, particularly in the first quarter of a year. Such increase in the turnover rate affects our ability to generate software revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of approximately nine months. We continue to invest in training for our sales personnel, including updates to cover new, acquired, or enhanced products, as we broaden our product platform. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, particularly sales specialists or domain experts, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate revenues from both new and existing customers and our growth rate may be negatively affected.
We have relied on our ability to grant equity awards as one mechanism for recruiting and retaining highly skilled talent. The liquidity available to our longer-term employee stockholders following our IPO may make it more difficult to retain employees who are fully vested in their equity awards. In addition, following our IPO, our stock price declined significantly. If our stock price is below the exercise price of stock options previously granted to our employees, or has fallen from the grant date value for employee RSUs, the retention value of the equity awards we have made to employees is reduced proportionally, which may lead to higher voluntary attrition rates. As a result, we may need to provide additional cash or equity compensation to retain employees.
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
The market for our products is characterized by continuing technological development, the emergence of new technologies, evolving industry standards, changing customer needs, and frequent new product introductions and enhancements. The introduction of products by our competitors or others incorporating new technologies, such as the use of artificial intelligence (“AI”) or machine learning, the emergence of new industry standards, or changes in customer requirements could render our existing products obsolete, unmarketable, or less competitive. In addition, industry-wide adoption or increased use of hand-coding, open source standards or other uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Furthermore, the standards on which we choose to develop new products or enhancements may not allow us to compete effectively for business opportunities.
Our success depends upon our ability to enhance existing products, to respond to changing customer requirements, and to develop and introduce new products in a timely manner that keep pace with technological and competitive developments, including those that may incorporate artificial intelligence and machine learning (“AI/ML”), and emerging industry standards we may be subject to new, or heightened legal, ethical, and other challenges. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of subscriptions to our products and purchase those of our competitors instead. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance.
Our current research and development efforts, including the introduction of new products, the integration of acquired products, and the enhancement of existing products, may not be successful or result in significant revenue, cost savings or other benefits in the near future, if at all.
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data management software and services, especially for broader data management initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data management needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in August 2020, we acquired GreenBay Technologies, a provider of advanced AI/ML solutions that complement our CLAIRE-powered IDMC platform, and in July 2020, we acquired Compact Solutions, a provider of advanced metadata connectivity tools. We intend to continue our investments to develop and introduce new products and product enhancements.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $169.7 million and $159.2 million of research and development expense during the six months ended June 30, 2023 and 2022, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. For example, while the use of AI/ML are leading to advancements in technology, if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and we are investing in our go-to-market strategies for our newer products.
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
We continue to experience growth in our customer base and operations, which may place a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be necessary to scale our operations and increase productivity. These additional investments will increase our costs and may adversely affect our operating margins if we are unable to sufficiently increase revenues to cover these additional costs. If we are unable to successfully scale our operations and increase productivity, we may be unable to execute our business strategies. Our business has grown in recent years, as evidenced by headcount growth in India, Japan and EMEA, through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments or expand existing facilities, which may adversely affect our cash flows and results of operations. We utilize third-party data center facilities and public cloud providers, including AWS, Microsoft Azure and Google Cloud, to host certain of our services, systems and data. Each of our commercial agreements with AWS, Microsoft Azure and Google Cloud have three-year terms through 2024 or 2025 and will remain in effect until terminated by us or the respective counterparty. AWS may terminate the agreement for convenience by providing us at least 30 days’ advance notice or for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period. Microsoft Azure may terminate the agreement without cause upon 60 days’ notice or for material breach, subject to such party providing 30 days’ notice and a 30-day cure period. Google Cloud may terminate the agreement for material breach with a 30-day cure period, if we cease operations or become subject to insolvency proceedings and the proceedings are not dismissed within 90 days, or we are in material breach more than twice notwithstanding any cure of such breaches. While we believe that we could transition among these cloud infrastructure providers or to alternative providers on commercially reasonable terms if needed, in the event any of these third-party facilities or public cloud providers become unavailable due to outages, interruptions or other unanticipated problems, or because they are no longer available on commercially reasonable terms or prices, our costs may increase and our operations may be impaired, which would adversely affect our business.
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
We may also need to realign resources from time to time to more efficiently address market or product requirements. For example, in January 2023, we announced a plan to reduce our workforce by approximately 450 employees, representing approximately 7% of our current global workforce (the "Plan"). As disclosed in our Current Report on Form 8-K, filed on January 10, 2023, we estimated that we would incur non-recurring charges of approximately $28 million in connection with the Plan, primarily related to cash expenditures for employee transition, notice period and severance payments, and employee benefits. We incurred $27.7 million of these charges in the first half of 2023. To the extent the current or any future realignment requires changes to our internal systems, processes, and controls or organizational structure, including a slowdown in hiring or a further reduction in force, we could experience disruption in customer relationships, increases in costs, increased employee turnover, and decreased employee morale and productivity. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to comply with U.S. and international laws.

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
Our quarterly and annual operating results, particularly the upfront portion of revenue from new sales of our self-managed subscription license and existing contract renewals, have fluctuated in the past and may do so in the future. Our self-managed products, predominantly sold under a subscription-based license, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. We may experience a reduction in contract duration for self-managed subscription licenses which would reduce the amount of revenue that we recognize on net new and renewal transactions. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic and geopolitical uncertainty may also cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. We generally recognize a substantial portion of our self-managed product license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter.
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
We recognized $263.0 million and $272.5 million of sales and marketing expense during the six months ended June 30, 2023 and 2022, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase subscriptions to our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty, inflationary pressures, volatility and uncertainty in the banking and financial services sector, geopolitical disruptions, and other challenging global economic conditions, have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the size of transactions, and length of our sales cycle. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data management initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. In addition, the purchase of subscriptions of our products may be delayed, or our sales cycle may become more complex, due to potential conflicts in our sales channels and sales processes if we increasingly sell our subscription-based offerings together with our perpetual license-based products or to accounts that have pre-existing perpetual license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase subscriptions to our products typically ranges from three to twelve months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of subscriptions to our products, including:
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
Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. Recent fluctuations in foreign currency exchange rates have negatively affected, and are likely to continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $2.2 million and $9.2 million in the three and six months ended June 30, 2023, respectively. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the three months and six months ended June 30, 2023 using the prior year’s monthly exchange rates.

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
We have incurred net losses since we were taken private in a 2015 transaction led by Permira and CPP Investments (each a “Sponsor” and together “our Sponsors”) as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $74.4 million and $95.2 million during the six months ended June 30, 2023 and 2022, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $72.5 million and $29.4 million during the six months ended June 30, 2023 and 2022, respectively. As a result, we incurred net losses of $268.8 million and $33.7 million during the six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of $1,452.0 million as of June 30, 2023. In addition, we anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, increases in interest rates have impacted and will continue to impact profitability as our Credit Facilities have variable interest rates which are no longer being offset by the interest rate swaps that we previously entered into and matured on December 31, 2022.
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
Our license and subscription agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims or liability for data loss or security or privacy breaches. However, the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future national, federal, state, or local laws or ordinances or unfavorable judicial decisions. Those limitation of liability provisions may also not be sufficient to protect against material losses, if several different customers experienced security or privacy breaches or incidents related to the use of our software or services in the same year. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against product liability may not be adequate to cover a potential claim.
If our products are unable to interoperate with product and services developed and maintained by third parties that are not within our control, our ability to develop and sell our products to our customers could be adversely affected, which would result in harm to our business and operating results.
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
From time to time, we evaluate potential acquisitions in complementary businesses, products, or technologies. For example, in July 2023, we acquired Privitar Limited, a provider of data security and privacy controls for enterprise data customers, in August 2020, we acquired GreenBay Technologies, a provider of AI/ML solutions that complement our CLAIRE-powered IDMC platform, and in July 2020, we acquired Compact Solutions, a provider of advanced metadata connectivity tools.
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
In addition to our traditional data management and data quality products, we have expanded our platform to include products and services in the emerging market for broader data management initiatives, such as cloud data integration, cloud application integration, cloud data quality and governance, enterprise data catalog, master data management (“MDM”), customer data platform, enterprise integration platform as a service, and data privacy management, among others. The market for our broader data management products and services remains relatively new and continues to change, and efforts to expand beyond our traditional data management products may not succeed and may not result in significant revenue. For example, we announced that we are increasing our investments to develop new products that continue to expand our offerings beyond our traditional data management products.
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

Market acceptance of our products may also be affected if, among other things, competition substantially increases in the data management market or transactional applications suppliers integrate their products to such a degree that the utility of the functionality that our products and services provide is minimized or rendered unnecessary. Market acceptance of our products may also be affected by customer confusion surrounding the introduction of new and emerging technologies by us and our competitors or changes in technological trends, particularly the shift to cloud-based solutions or the increase in the use of AI/ML, and confusion about the benefits of our products compared to other solutions. In addition, in order to enable our sales personnel and our external distribution channels to sell these newer products effectively, we have continued to invest resources and incur additional costs in training programs on new product functionalities, key differentiators, and key business values. If these newer products do not achieve market acceptance, our revenues could be adversely affected and our revenue growth rate and profitability could decline.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations include the EU General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”) and are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, and damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other actual or asserted legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation, inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.
We have implemented and maintain security measures intended to protect personal information, and we require our service providers to implement and maintain security measures intended to protect personal information they maintain or process for us. However, our security measures and those of our service providers remain vulnerable to various threats posed by hackers and criminals and by internal errors. If our or any of our service providers’ security measures are overcome and any personal information that we or our service providers collect, store or otherwise process is breached, compromised or otherwise subject to loss, unavailability, unauthorized access, use or other processing, or if any of these is believed or perceived to have occurred, we may be required to comply with costly and burdensome breach notification obligations. We may also be subject to investigations, enforcement actions and private claims, demands, and lawsuits. For example, the CCPA imposes a private right of action for certain security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private action, settlements and other consequences. In addition, any actual or perceived data security incident is likely to generate negative publicity and have a significant negative effect on our business.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the EEA and Switzerland to the United States and other jurisdictions based on our understanding of relevant regulatory obligations and guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the EEA and Switzerland. In July 2020, the Court of Justice of the European Union ("CJEU") invalidated the EU-U.S. Privacy Shield framework, which provided a mechanism for the transfer of data from EU member states to the United States. We certified compliance with the Privacy-Shield Framework and Principles and relied, in part, on the EU-U.S. Privacy-Shield as one of the mechanisms for transferring data to the United States. The CJEU also advised that Standard Contractual Clauses approved by the European Commission ("SCCs"), another transfer mechanism, were not alone sufficient to protect data transferred to the United States. The use of SCCs for the transfer of personal information to the United States must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. The SCCs and other cross-border personal data transfer mechanisms may be subject to legal challenge, and guidance and decisions from European supervisory authorities may call into question the legality of certain transfers and/or impose conditions on certain transfers that may be difficult for Informatica to meet or may be disruptive or costly to our operations.
On March 25, 2022, the United States and the European Commission announced that they agreed in principle on a new Trans-Atlantic Data Privacy Framework, subsequently named the EU-U.S. Data Privacy Framework (the “Framework”), to replace the Privacy Shield. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the Framework, allowing the Framework to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The EU-U.S. DPF may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. There can be no certainty that we can rely upon the Framework as an appropriate mechanism for us to transfer personal data to the United States.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act and state laws relating to privacy and data security, including the CCPA as amended by the CPRA. The CCPA, as modified by the CPRA, requires covered companies to, among other things, provide disclosures to California consumers, and afford such consumers privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability and could have a material adverse effect on our business, including how we use and otherwise process personal information, our financial condition, and the results of our operations or prospects. Other states have also enacted or proposed similar data privacy laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted legislation that has or will become effective in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that will become effective in 2024; Iowa and Tennessee have enacted legislation that will become effective in 2025; and Indiana has enacted similar legislation that will become effective in 2026. Additionally, the U.S. federal government is contemplating privacy legislation. The effects of the CCPA, CPRA, and other privacy laws in the United States are significant and have required, and may require, us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. This legislation and other proposed laws at the state and federal level in the United States, could create the potential for a patchwork of overlapping but different laws, result in further uncertainty and require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.
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
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business and operations.
We use machine learning and AI technologies in our offerings and business, including in solutions complementing our CLAIRE-powered IDMC platform, and we are making investments in expanding our AI capabilities in our products and offerings, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as evolving legal and regulatory landscapes. Laws and regulations applicable to AI continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the European Union has proposed an Artificial Intelligence Act that, if finalized, would prohibit certain AI applications and systems and impose additional requirements on the use of certain applications or systems. The use of AI technologies in new or existing products or offerings may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects.
Uncertainty around new and emerging AI technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections, safeguards, and policies for handling the processing of data with machine learning and AI technologies, which may be costly and could impact our expenses. AI technologies also present emerging ethical and social issues, including with respect to potential or actual bias reflected in, or flawed outputs of, models. AI technologies that we make use of may produce or create outputs that appear correct but are factually inaccurate or otherwise flawed, which may expose us to brand or reputational harm, competitive harm, regulatory scrutiny, and/or legal liability.
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
As a public company in the United States, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 at the time of our second annual report filing. We have designed, implemented, and tested the internal control over financial reporting required to comply with these obligations. This process is time-consuming, costly, and complicated. In addition, our independent registered public accounting firm are required to attest to the effectiveness of our internal control over financial reporting beginning with our second annual report following our initial public offering. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
The Company was formed as part of a series of restructuring transactions, which collectively had the net effect of reorganizing the corporate structure of Ithacalux Topco S.C.A. (“Ithacalux”), resulting in Informatica Inc. being the top-tier entity in that corporate structure rather than Ithacalux (“Restructuring Transactions”).
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
We generate a portion of our revenues from solutions that enable organizations to achieve and maintain compliance with regulations and industry standards. For example, many of our customers subscribe to our security and compliance solutions to help them comply with general security standards, such as those developed and maintained by the U.S. National Institute of Standards and Technology (“NIST”), and with industry-specific security standards such as the HIPAA Security Rule, which applies to entities that need to protect electronic protected health information. Standard setting agencies and industry organizations like International Standards Organization may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could impact the demand for or value of our solutions.
If we are unable to adapt our solutions to changing regulatory standards in a timely manner, or if our solutions fail to assist with or expedite our customers’ compliance initiatives, our customers may lose confidence in our solutions and could switch to products offered by our competitors. In addition, if regulations and standards related to data security, vulnerability management and other IT security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase subscriptions to our solutions. In any of these cases, our revenues and operating results could be harmed.
Risks Related to Our International Operations
Our operations outside of our North American region expose us to increased risks that could limit our future growth.
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 32% and 32% of our revenue from outside our North American region during the six months ended June 30, 2023 and 2022, respectively. Our international operations are subject to numerous risks, including:
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
•differing business practices, which may require us to enter into customer agreements that include non-standard terms related to payment, maintenance rates, warranties, or performance obligations that may affect our ability to recognize revenue ratably; and
•communication delays between our main development and support center in California and our international development and support centers, which may delay the development, testing, release or support of new and existing products, and communication delays between our U.S. headquarters and our shared services center in India.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We have experienced the adverse effect of economic slowdowns and downturns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of subscriptions to our products.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates have negatively affected, and may continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $2.2 million and $9.2 million in the three and six months ended June 30, 2023, respectively. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the three months and six months ended June 30, 2023 using the comparable period’s exchange rates from the prior year. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and net income. In particular, these unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,700 employees as of June 30, 2023.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% or less of our revenue for each of the past three fiscal years as well as for the six months ended June 30, 2023, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. Government contracts may require the maintenance of certain security clearances for facilities and employees. Government certification requirements applicable to us and our products are constantly evolving and at times restrict our ability to sell to certain government customers until we have met the new or revised requirements, which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, our failure to obtain or maintain certain government certifications, for example FedRamp or similar security certifications from U.S. states or foreign governments, could impair our ability to sell any of our products to these government entities.

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
As is common in the software industry, we have received and may from time to time in the future receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. For example, in the past four years, Informatica has been the subject of one such patent suit. On March 18, 2020, Akoloutheo LLC, a non-practicing entity, filed a patent infringement complaint accusing Informatica’s master data management technology of infringing U.S. Pat. No. 7,426,730. The suit was resolved in less than three months for an immaterial amount.
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
We have a significant amount of indebtedness. As of June 30, 2023, our total outstanding indebtedness was approximately $1.85 billion. Subject to the limits contained in the credit agreement that governs our credit facilities Credit Facilities and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the six months ended June 30, 2023, our cash flows dedicated for debt service requirements totaled $80.4 million, which includes principal payments of $9.4 million and interest payments of $71.1 million. For the six months ended June 30, 2023, our net cash provided by operating activities was $106.6 million, which includes interest paid of $71.1 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $177.7 million. For the six months ended June 30, 2023, approximately 45% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
In addition, we conduct substantially all of our international operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on local restrictions that may impact our ability to obtain cash from cash flow generated by our subsidiaries. While the Credit Agreement limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of June 30, 2023, our Revolving Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.9 million utilized under the

Revolving Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. During 2022 and the first half of 2023, the U.S. Federal Reserve (the “Fed”) has sharply raised interest rates from historically low levels and has signaled an intention to continue to do so until current inflation levels re-align with the Fed’s long-term inflation target. To the extent the Fed continues to raise interest rates, there is a risk that rates across the financial system may rise including the SOFR. As interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. Assuming all loans under the Credit Facilities were fully drawn, each quarter point change in interest rates, excluding the effects of any interest rate swap agreements, would result in approximately a $5.0 million change in annual interest expense on our indebtedness under the Credit Facilities. We entered into interest rate swap instruments, which matured on December 31, 2022, to limit our exposure to changes in variable interest rates. With the maturity of the interest rate swaps, we are fully subject to interest rate risk if SOFR rates increase.
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
Substantial future sales of our Class A common stock could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. Approximately 84% of our outstanding Class A and Class B-1 common stock is owned by entities affiliated with our Sponsors, including approximately 60 million Class A shares owned by Ithaca L.P., a limited partnership affiliated with Permira.
The Sponsors and their affiliates may from time to time seek to sell or otherwise dispose of some or all of their shares, including by selling shares in underwritten offerings, block trades or open market transactions, or by distributing shares to their equityholders or otherwise. For example, under our amended and restated registration rights agreement, the Sponsors and their affiliates can require us to register shares owned by them for public sale in the United States. In addition, certain Sponsor-affiliated entities, including Ithaca L.P., have the right to distribute some or all of their Class A shares to their limited partners. If any of these entities were to register or distribute their shares, such shares would be available for resale in the public market, either immediately or at a later date. Ithaca L.P. also has an obligation to distribute its Class A shares as soon as practicable after October 29, 2023, the two-year anniversary of our IPO closing. Following any such distribution, such shares will be available for resale in the public market, at the time determined by the holder, except to the extent any Ithaca limited partners choose to retain their shares in Ithaca L.P., agree to a lockup of such shares or elect not to sell such shares. We also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the open market.
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
Our Sponsors and their affiliates control approximately 84% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of June 30, 2023. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.

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
Our Sponsors and their affiliates control approximately 84% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of June 30, 2023. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On June 8, 2023, Amit Walia, the Company’s Chief Executive Officer, adopted a written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) (a “Rule 10b5-1- trading arrangement”). The duration of the Rule 10b5-1- trading arrangement is until July 31, 2024 or earlier if all transactions under the Rule 10b5-1 trading arrangement are completed and provides for the potential purchase or sale of an aggregate of approximately 506,476 shares of the Company’s common stock.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-40936	3.1	12/09/2021
3.2	Certificate of Change of Registered Agent	8-K	001-40936	3.1	06/16/2023
10.1	Amendment No. 1 to the Credit and Guaranty Agreement, effective as of June 13, 2023	8-K	001-40936	10.1	06/16/2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

+	Indicates management contract or compensatory plan.
†	The certifications attached as Exhibit 32.1 that accompany this Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Informatica Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2023	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ MICHAEL MCLAUGHLIN
Michael McLaughlin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)