Form 10-Q
period 2023-09-30
Informatica Inc.
filed 2023-11-02
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 247,077,380 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of October 26, 2023.

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
•the possible harm caused by a security breach or incident, significant disruption of service, or loss of, or unauthorized access to, users’ data;
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
•the impact of our restructurings and related charges on our business, results of operations and financial condition;
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

•plans regarding our stock repurchase authorization;
•the distribution of Class A common stock by certain of our stockholders; and
•the increased requirements associated with being a public company, including reporting, governance and internal controls, and related expenses.
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

Part I - Financial Information
Item 1. Financial Statements
INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$612,107	$497,879
Short-term investments	256,986	218,256
Accounts receivable, net of allowances of $5,088 and $4,608, respectively	273,355	454,759
Contract assets, net	89,455	95,221
Prepaid expenses and other current assets	125,053	132,638
Total current assets	1,356,956	1,398,753
Property and equipment, net	152,464	160,574
Operating lease right-of-use-assets	58,055	67,735
Goodwill	2,340,632	2,337,036
Customer relationships intangible asset, net	698,152	794,898
Other intangible assets, net	22,079	33,094
Deferred tax assets	16,428	13,076
Other assets	152,991	165,733
Total assets	$4,797,757	$4,970,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,956	$38,002
Accrued liabilities	39,049	58,844
Accrued compensation and related expenses	106,748	150,118
Current operating lease liabilities	16,365	17,514
Current portion of long-term debt	18,750	18,750
Income taxes payable	28,951	3,758
Contract liabilities	599,675	676,470
Total current liabilities	817,494	963,456
Long-term operating lease liabilities	46,279	55,178
Long-term contract liabilities	14,696	23,007
Long-term debt, net	1,809,891	1,821,760
Deferred tax liabilities	27,296	18,604
Long-term income taxes payable	37,810	30,601
Other liabilities	3,778	3,932
Total liabilities	2,757,244	2,916,538
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 and 2,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 247,049 and 239,749 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,471	2,398
Class B-1 common stock; $0.01 par value per share; 200,000 and 200,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 44,050 and 44,050 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	440	440
Class B-2 common stock; $0.00001 par value per share; 200,000 and 200,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 44,050 and 44,050 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	3,466,037	3,282,383
Accumulated other comprehensive income (loss)	(55,690)	(47,671)
Accumulated deficit	(1,372,745)	(1,183,189)
Total stockholders’ equity	2,040,513	2,054,361
Total liabilities and stockholders’ equity	$4,797,757	$4,970,899
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Subscriptions	$261,828	$214,009	$703,339	$618,799
Perpetual license	205	1,208	1,024	6,180
Software revenue	262,033	215,217	704,363	624,979
Maintenance and professional services	146,530	156,734	445,619	481,358
Total revenues	408,563	371,951	1,149,982	1,106,337
Cost of revenues:
Subscriptions	39,133	27,692	113,443	77,573
Perpetual license	162	147	555	476
Software costs	39,295	27,839	113,998	78,049
Maintenance and professional services	41,533	50,649	128,556	152,574
Amortization of acquired technology	3,013	8,703	8,776	26,776
Total cost of revenues	83,841	87,191	251,330	257,399
Gross profit	324,722	284,760	898,652	848,938
Operating expenses:
Research and development	85,862	80,403	255,608	239,590
Sales and marketing	129,997	132,282	393,035	404,831
General and administrative	41,911	31,255	122,027	92,461
Amortization of intangible assets	34,481	38,231	103,120	115,351
Restructuring	407	—	28,131	—
Total operating expenses	292,658	282,171	901,921	852,233
Income (loss) from operations	32,064	2,589	(3,269)	(3,295)
Interest income	10,447	2,813	27,950	4,308
Interest expense	(39,327)	(22,185)	(111,844)	(51,570)
Other income, net	5,519	3,963	8,680	12,020
Income (loss) before income taxes	8,703	(12,820)	(78,483)	(38,537)
Income tax (benefit) expense	(70,573)	2,782	111,061	10,757
Net income (loss)	$79,276	$(15,602)	$(189,544)	$(49,294)
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.27	$(0.06)	$(0.66)	$(0.18)
Diluted	$0.27	$(0.06)	$(0.66)	$(0.18)
Weighted-average shares used in computing net income (loss) per share:
Basic	289,354	281,859	287,133	280,361
Diluted	296,556	281,859	287,133	280,361
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income (loss)	$79,276	$(15,602)	$(189,544)	$(49,294)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment, net of tax benefit of $161, $483, $250, and $619	(25,708)	(49,789)	(10,456)	(116,699)
Available-for-sale debt securities:
Change in unrealized gain (loss), net of tax benefit (expense) of $20, $57, $(13) and $57	(60)	(173)	41	(173)
Less: reclassification adjustment for amounts included in net loss, net of tax benefit of $36, $—, $36 and $—	110	—	110	—
Net change, net of tax benefit (expense) of $(16), $57, $(49) and $57	50	(173)	151	(173)
Cash flow hedges:
Change in unrealized (loss) gain, net of tax benefit (expense) of $230, $433, $(375), and $(1,046)	(702)	(1,321)	1,147	3,177
Less: reclassification adjustment for amounts included in net loss, net of tax benefit (expense) of $1, $(346), $372, and $198	6	(1,050)	1,139	604
Net change, net of tax benefit (expense) of $229, $779, $(747), $(1,244)	(696)	(2,371)	2,286	3,781
Total other comprehensive loss, net of tax effect	(26,354)	(52,333)	(8,019)	(113,091)
Total comprehensive income (loss), net of tax effect	$52,922	$(67,935)	$(197,563)	$(162,385)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2023	243,948	$2,440	44,050	$440	44,050	$—	$3,400,575	$(29,336)	$(1,452,021)	$1,922,098
Stock-based compensation	—	—	—	—	—	—	56,508	—	—	56,508
Shares withheld related to net share settlement of equity awards	(750)	(7)	—	—	—	—	(15,145)	—	—	(15,152)
Issuance of shares under employee stock purchase plan	835	8	—	—	—	—	12,090	—	—	12,098
Issuance of shares under equity plans	3,016	30	—	—	—	—	12,009	—	—	12,039
Net income	—	—	—	—	—	—	—	—	79,276	79,276
Other comprehensive loss	—	—	—	—	—	—	—	(26,354)	—	(26,354)
Balances, September 30, 2023	247,049	$2,471	44,050	$440	44,050	$—	$3,466,037	$(55,690)	$(1,372,745)	$2,040,513

	Three Months Ended September 30, 2022
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2022	236,968	$2,371	44,050	$440	44,050	$—	$3,183,762	$(43,607)	$(1,163,206)	$1,979,760
Stock-based compensation	—	—	—	—	—	—	34,155	—	—	34,155
Issuance of shares under employee stock purchase plan	1,123	11	—	—	—	—	19,135	—	—	19,146
Issuance of shares under equity plans	866	8	—	—	—	—	5,055	—	—	5,063
Net loss	—	—	—	—	—	—	—	—	(15,602)	(15,602)
Other comprehensive loss	—	—	—	—	—	—	—	(52,333)	—	(52,333)
Balances, September 30, 2022	238,957	$2,390	44,050	$440	44,050	$—	$3,242,107	$(95,940)	$(1,178,808)	$1,970,189

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2023
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2022	239,749	$2,398	44,050	$440	44,050	$—	$3,282,383	$(47,671)	$(1,183,189)	$2,054,361
Stock-based compensation	—	—	—	—	—	—	162,058	—	—	162,058
Shares withheld related to net share settlement of equity awards	(1,489)	(15)	—	—	—	—	(26,237)	—	—	(26,252)
Issuance of shares under employee stock purchase plan	1,947	19	—	—	—	—	28,210	—	—	28,229
Issuance of shares under equity plans	6,842	69	—	—	—	—	19,623	—	—	19,692
Net loss	—	—	—	—	—	—	—	—	(189,544)	(189,544)
Other comprehensive loss	—	—	—	—	—	—	—	(8,019)	—	(8,019)
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Balances, September 30, 2023	247,049	$2,471	44,050	$440	44,050	$—	$3,466,037	$(55,690)	$(1,372,745)	$2,040,513

	Nine Months Ended September 30, 2022
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2021	234,189	$2,343	44,050	$440	44,050	$—	$3,093,232	$17,151	$(1,129,490)	$1,983,676
Stock-based compensation	—	—	—	—	—	—	98,595	—	—	98,595
Issuance of shares under employee stock purchase plan	1,924	19	—	—	—	—	32,771	—	—	32,790
Issuance of shares under equity plans	2,844	28	—	—	—	—	17,509	—	—	17,537
Net loss	—	—	—	—	—	—	—	—	(49,294)	(49,294)
Other comprehensive loss	—	—	—	—	—	—	—	(113,091)	—	(113,091)
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(24)	(24)
Balances, September 30, 2022	238,957	$2,390	44,050	$440	44,050	$—	$3,242,107	$(95,940)	$(1,178,808)	$1,970,189

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Operating activities:
Net loss	$(189,544)	$(49,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,674	16,461
Non-cash operating lease costs	12,800	12,841
Stock-based compensation	162,058	97,988
Deferred income taxes	4,356	(84,786)
Amortization of intangible assets and acquired technology	111,896	142,127
Amortization of debt issuance costs	2,574	2,735
Amortization of investment discount, net of premium	(2,976)	(280)
Changes in operating assets and liabilities:
Accounts receivable	182,550	174,716
Prepaid expenses and other assets	25,894	10,341
Accounts payable and accrued liabilities	(108,067)	(112,792)
Income taxes payable	32,574	22,591
Contract liabilities	(81,484)	(93,301)
Net cash provided by operating activities	165,305	139,347
Investing activities:
Purchases of property and equipment	(4,919)	(1,573)
Purchases of investments	(255,073)	(181,245)
Maturities of investments	180,007	67,588
Sales of investments	39,510	—
Business acquisition, net of cash acquired	(12,476)	—
Net cash used in investing activities	(52,951)	(115,230)
Financing activities:
Payment of debt	(14,064)	(9,376)
Proceeds from issuance of common stock under employee stock purchase plan	28,229	32,790
Payments of offering costs	—	(2,085)
Payments for dividends related to Class B-2 shares	(12)	(24)
Payments for taxes related to net share settlement of equity awards	(26,252)	—
Net activity from derivatives with an other-than-insignificant financing element	—	(4,851)
Proceeds from issuance of shares under equity plans	19,692	17,537
Net cash provided by financing activities	7,593	33,991
Effect of foreign exchange rate changes on cash and cash equivalents	(5,719)	(16,341)
Net increase in cash and cash equivalents	114,228	41,767
Cash and cash equivalents at beginning of period	497,879	458,096
Cash and cash equivalents at end of period	$612,107	$499,863
Supplemental disclosures:
Cash paid for interest	$109,089	$54,234
Cash paid for income taxes, net of refunds	$74,110	$72,951
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$752	$1,378
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of operations for the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 27, 2023. There have been no material changes to these policies during the three and nine months ended September 30, 2023, except for the following update to the Software Revenue section of the revenue recognition accounting policy to discuss cloud-based subscription products with consumption-based pricing models based on Informatica Processing Units (“IPUs”).
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
Note 3. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents and investments as of September 30, 2023 and December 31, 2022 (in thousands).

	September 30,	December 31,
	2023	2022

Cash	$126,335	$165,599
Cash equivalents:
Time deposits	68,287	51,192
Money market funds	417,485	273,098
Commercial paper	—	7,990
Total cash equivalents	485,772	332,280
Total cash and cash equivalents	$612,107	$497,879
Short-term investments:
Time deposits	152,274	125,281
Commercial paper	69,365	27,708
Corporate debt securities	3,930	21,724
U.S. government and agency securities	31,417	39,597
Non-U.S. government and agency securities	—	3,946
Total short-term investments	$256,986	$218,256

Total cash, cash equivalents and investments	$869,093	$716,135

See Note 5. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of September 30, 2023 (in thousands).

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$16,647	$2	$—	$16,649
U.S. government agency securities	14,761	7	—	14,768
Corporate debt securities	3,938	—	(8)	3,930
Commercial paper	69,392	—	(27)	69,365
Total	$104,738	$9	$(35)	$104,712

The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2022 (in thousands).

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$39,634	$5	$(42)	$39,597
Non-U.S. government securities	3,964	—	(18)	3,946
Corporate debt securities	21,850	—	(126)	21,724
Commercial paper	35,745	—	(47)	35,698
Total	$101,193	$5	$(233)	$100,965

There was approximately $0.1 million realized losses related to available-for-sale debt securities for the three and nine months ended September 30, 2023. As of September 30, 2023, the fair value of the Company’s available-for-sale debt securities with contractual maturity of one year or less from the condensed consolidated balance sheet date was $104.7 million.

As of September 30, 2023, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were less than $0.1 million, which were related to $69.4 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The Company did not recognize any credit losses related to the Company’s debt securities during the three and nine months ended September 30, 2023. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$220,561	$220,561	$—	$—
Money market funds	417,485	417,485	—	—
Commercial paper	69,365	—	69,365	—
Corporate debt securities	3,930	—	3,930	—
U.S. government and U.S. government agency securities	31,417	—	31,417	—
Total cash equivalents and investments	742,758	638,046	104,712	—
Foreign currency derivatives	522	—	522	—
Total assets	$743,280	$638,046	$105,234	$—
Liabilities:
Foreign currency derivatives	$338	$—	338	$—
Total liabilities	$338	$—	$338	$—

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
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and nine months ended September 30, 2023 and 2022.
Note 6. Goodwill and Intangible Assets

Goodwill
The following table presents the changes in the carrying amount of the goodwill for the nine months ended September 30, 2023 (in thousands):

Amount
Ending balance as of December 31, 2022	$2,337,036
Goodwill from acquisition	8,183
Foreign currency translation adjustment	(4,587)
Ending Balance as of September 30, 2023	$2,340,632
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

During the three months ended September 30, 2023, the Company recorded an addition to goodwill of $8.2 million from the acquisition of Privitar Limited, a data management access and privacy software provider that will support critical, high-growth use cases around cloud analytics, governance, data mesh, and data marketplace.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of September 30, 2023 and December 31, 2022 are as follows (in thousands, except years):

	Weighted Average Useful Life (Years)	September 30, 2023			December 31, 2022
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	6	$880,557	$(868,095)	$12,462	$876,949	$(859,319)	$17,630
Other intangible assets:
Customer relationships	15	2,155,153	(1,457,001)	698,152	2,154,735	(1,359,837)	794,898
Trade names and trademark	7	81,551	(71,934)	9,617	81,442	(65,978)	15,464
Total other intangible assets		2,236,704	(1,528,935)	707,769	2,236,177	(1,425,815)	810,362
Total intangible assets, net		$3,117,261	$(2,397,030)	$720,231	$3,113,126	$(2,285,134)	$827,992
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $37.5 million and $46.9 million for the three months ended September 30, 2023 and 2022, respectively. Total amortization expense related to intangible assets was $111.9 million and $142.1 million for the nine months ended September 30, 2023 and 2022, respectively.

The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenues	$3,013	$8,703	$8,776	$26,776
Operating expenses	34,481	38,231	103,120	115,351
Total amortization of intangible assets	$37,494	$46,934	$111,896	$142,127
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of September 30, 2023, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Developed and Core Technology	Other Intangible Assets	Total Intangible Assets

Remaining 2023	$2,981	$34,351	$37,332
2024	3,874	121,428	125,302
2025	2,110	99,365	101,475
2026	1,410	86,399	87,809
2027	669	74,981	75,650
Thereafter	1,418	291,245	292,663
Total expected amortization expense	$12,462	$707,769	$720,231

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7. Borrowings
Long term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022

Dollar term loan	$1,846,875	$1,860,938
Less: Discount on term loan	(6,720)	(7,529)
Less: Debt issuance costs	(11,514)	(12,899)
Total debt, net of discount and debt issuance costs	1,828,641	1,840,510
Less: Current portion of long-term debt	(18,750)	(18,750)
Long-term debt, net of current portion	$1,809,891	$1,821,760
As of September 30, 2023 and December 31, 2022, the aggregate fair value of the Company’s dollar term loan, based on Level 2 inputs related to fair market value, was $1,844.9 million and $1,830.2 million, respectively.
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
The Company may prepay all or part of the Credit Facilities at any time. Subject to certain exceptions and limitations, the Company is required to prepay the Term Facility with the net proceeds of certain occurrences, such as the incurrences of indebtedness not permitted to be incurred under the Credit Agreement, credit sale and leaseback transactions, and asset sales. The agreement also requires mandatory prepayments of the Term Facility with excess cash flow as specified in the terms of the Credit Agreement.
On June 13, 2023, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment replaced the LIBOR interest rate benchmark with the Secured Overnight Financing Rate (“SOFR”) benchmark effective July 1, 2023. Other than the foregoing, the material terms of the Credit Agreement remain unchanged. The Company elected to apply an optional expedient pursuant to ASC 848, Reference Rate Reform, according to which the Company accounted for the Amendment as a continuation of the existing contract.
Effective July 1, 2023, the borrowings under the Term Facility bears interest, at the Company’s option, either at (i) Term SOFR1 with a credit adjustment of 0.11448% to 0.71513% depending on the interest period selected (“Adjusted Term SOFR”) plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the highest of (a) the Federal Funds Rate plus one half of 1%, (b) the rate of interest in effect for such day as published by the Wall Street Journal as the “prime rate,” and (c) Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that the base rate shall not be less than 1.00% per annum. Term SOFR is subject to a “floor” of 0% per annum. The Term Facility was issued with 0.125% of original issue discount.
1 Term SOFR is SOFR based on the interest period selected

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effective July 1, 2023, the Revolving Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) Term SOFR plus the applicable margin for Term SOFR loans ranging between 2.50% and 2.00% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.50% and 1.00% based on the Company’s total net first lien leverage ratio.
No amounts were outstanding under the Revolving Facility as of September 30, 2023 and December 31, 2022. There were $1.9 million and $1.7 million of utilized letters of credit under the Revolving Facility at September 30, 2023 and December 31, 2022, respectively.
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
Accrued interest is payable (i) quarterly in arrears with respect to base rate loans, (ii) at the end of each interest rate period (or at each three- month interval in the case of loans with interest periods greater than 3 months) with respect to Term SOFR loans, (iii) the date of any repayment or prepayment, and (iv) at maturity (whether by acceleration or otherwise). The Company is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. Under the Credit Agreement, a commitment fee is payable on the daily unutilized amount under the Revolving Facility at a per annum rate ranging from 0.35% to 0.25% depending on the Company’s total net first lien leverage ratio.
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2023.
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
Future minimum principal payments
Future minimum principal payments on the Term Facility as of September 30, 2023 are as follows (in thousands):

Remaining 2023	$4,688
2024	18,750
2025	18,750
2026	18,750
2027	18,750
Thereafter	1,767,187
Total	$1,846,875

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8. Disaggregation of Revenue, Contract Liabilities, Remaining Performance Obligations, Credit Risk and Capitalized Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Cloud and subscription support	$180,123	$142,444	$514,207	$410,262
Self-managed subscription license	81,705	71,565	189,132	208,537
Subscription	261,828	214,009	703,339	618,799
Perpetual license	205	1,208	1,024	6,180
Software revenue	262,033	215,217	704,363	624,979
Maintenance	124,267	127,909	374,493	392,221
Professional services	22,263	28,825	71,126	89,137
Maintenance and professional services revenue	146,530	156,734	445,619	481,358
Total revenues	$408,563	$371,951	$1,149,982	$1,106,337
Revenue by geographic location for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

North America	$278,604	$258,557	$786,230	$757,489
EMEA	89,713	74,598	247,707	231,081
Asia Pacific	30,516	30,362	89,937	93,437
Latin America	9,730	8,434	26,108	24,330
Total revenues	$408,563	$371,951	$1,149,982	$1,106,337
In the three months ended September 30, 2023 and 2022, the Company’s revenue from customers in the United States was $263.2 million and $244.2 million, respectively. In the nine months ended September 30, 2023 and 2022, the Company’s revenue from customers in the United States was $735.5 million and $717.2 million, respectively. No foreign country represented 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2023 and 2022.
Contract Liabilities
As of September 30, 2023, deferred revenue and customer deposit liabilities were $614.0 million and $0.3 million, respectively. As of December 31, 2022, deferred revenue and customer deposit liabilities were $697.5 million and $2.0 million, respectively.
The amount of revenues recognized during the three and nine months ended September 30, 2023 that were included in the opening contract liabilities balance as of January 1, 2023 was approximately $137.3 million and $597.1 million, respectively. The amount of revenues recognized during the three and nine months ended September 30, 2022 that were included in the opening contract liabilities balance as of January 1, 2022 were approximately $122.0 million and $533.7 million, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Remaining Performance Obligations from Customer Contracts
As of September 30, 2023, the Company’s remaining performance obligations were $1.3 billion, which does not include customer deposit liabilities. The Company expects to recognize approximately 68% of its remaining performance obligations at September 30, 2023 as revenues over the next twelve months and the remainder over the next two to three years.
Concentrations of Credit Risk and Credit Evaluations
No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2023 and 2022. At September 30, 2023 and December 31, 2022, no customer accounted for more than 10% of the accounts receivable balance.
Capitalized Costs to Obtain a Contract
Capitalized costs to obtain contracts consist of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the nine months ended September 30, 2023 (in thousands):

Amount
Ending balance as of December 31, 2022	$217,804
Additions	46,482
Commissions amortized	(54,756)
Revaluation	(782)
Ending balance as of September 30, 2023	$208,748
As of September 30, 2023, $71.0 million and $137.7 million of deferred commissions balance were included in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheet, respectively.
Note 9. Restructuring
On January 10, 2023, the Company announced a plan to reduce its workforce by approximately 450 employees, representing approximately 7% of the Company’s global workforce, and a closure of an office in Israel (the “January Plan”). The January Plan is intended to better align the Company’s global workforce and cost base with its cloud-focused strategic priorities and current business needs. During the nine months ended September 30, 2023, the Company recorded $28.1 million of severance, transition and related costs, including $1.1 million related to the right-of-use assets impairment charge for an office closure. These costs were substantially paid as of September 30, 2023.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
currency exchange rates, in particular the Indian rupee. The Company is currently using foreign exchange forward contracts to hedge the anticipated foreign currency expenses of its subsidiary in India.
The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of September 30, 2023, a net unrealized gain of approximately $0.2 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months.
The Company has forecast the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of September 30, 2023, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income, net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $108.7 million and $100.3 million of Indian rupees as of September 30, 2023 and December 31, 2022, respectively.
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

Balance Sheet Hedges
Balance sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income, net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $12.4 million and $10.4 million of Indian rupees at September 30, 2023 and December 31, 2022, respectively. There were no open foreign currency contracts to sell at September 30, 2023 and December 31, 2022, respectively.
The following table reflects the fair value amounts for designated and non-designated hedging instruments at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$515	$222	$88	$2,827
Non-designated hedging instruments
Foreign currency forward contracts	7	116	—	516
Total fair value of hedging instruments	$522	$338	$88	$3,343
_____________
(i)Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
(ii)Included in accrued liabilities on the condensed consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of September 30, 2023 and December 31, 2022, there were no derivative assets or liabilities that were net settled under the master netting agreements.
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
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Amount of (loss) gain recognized in other comprehensive income (loss)(i)	$(932)	$(1,754)	$1,522	$4,223
Amount of loss related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income(ii)	$(7)	$(784)	$(1,511)	$(311)
Amount of gain (loss) related to interest rate swaps reclassified from accumulated other comprehensive income (loss) into income as interest expense	$—	$2,180	$—	$(491)
_____________
(i)The before-tax loss of $(932) related to foreign exchange forward contracts was recognized in other comprehensive income (loss) during the three months ended September 30, 2023. The before-tax loss of $(2,469) related to foreign exchange forward contracts and before-tax gain of $715 related to interest rate swaps were recognized in other comprehensive income (loss) during the three months ended September 30, 2022. The before-tax gain of $1,522 related to foreign exchange forward contracts was recognized in other comprehensive income (loss) during the nine months ended September 30, 2023. The before-tax loss of $(5,459) related to foreign exchange forward contracts and before-tax gain of $9,682 related to interest rate swaps were recognized in other comprehensive income (loss) during the nine months ended September 30, 2022.

(ii)For the three months ended September 30, 2023, the before-tax losses of $(2) and $(5) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the three months ended September 30, 2022, the before-tax losses of $(176) and $(608) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the nine months ended September 30, 2023, the before-tax losses of $(297) and $(1,214) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the nine months ended September 30, 2022, the before-tax losses of $(67) and $(244) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations.
The before-tax gain recognized in other income, net for non-designated foreign currency forward contracts and interest rate swaps for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(Loss) gain recognized in other income, net	$(143)	$124	$(36)	$5,444
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
In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. As of September 30, 2023, a total of 61.0 million shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan.
Stock Options
The following table summarizes the option award activity for the nine months ended September 30, 2023 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2022	22,820	15,504	7,316	$16.83	6.34	$51,157
Exercised	(1,688)	(1,165)	(523)	$11.63
Forfeited or expired	(1,348)	(1,062)	(286)	$22.15
Outstanding at September 30, 2023	19,784	13,277	6,507	$16.91	5.64	$89,018
As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested options was $11.7 million and is expected to be recognized over the remaining weighted-average vesting period of 3.23 years.

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
The following table summarizes RSU and PSU activity and related information during the nine months ended September 30, 2023 under the 2021 Plan (in thousands, except share price):

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2022	17,346	$22.95
Granted	10,340	17.51
Vested	(5,154)	22.16
Forfeited	(1,815)	23.05
Unvested and outstanding as of September 30, 2023	20,717	$20.40
As of September 30, 2023, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $366.9 million and is expected to be recognized over the remaining weighted-average vesting period of 2.06 years.
Beginning in May 2023, the Company began funding withholding taxes in certain jurisdictions due upon the vesting of employee RSUs by net share settlement, rather than its previous approach of selling shares of the Company’s Class A common stock. The amount of withholding taxes related to net share settlement of RSUs is reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows under financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to common stockholders.
Employee Stock Purchase Plan (“ESPP”)
In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of September 30, 2023, a total of 11.1 million shares of the Company’s Class A common stock has been reserved for issuance under the ESPP.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of September 30, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $5.2 million and is expected to be recognized over the remaining offering period.

Stock-based Compensation
The stock-based compensation for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$8,764	$5,247	$25,074	$15,064
Research and development	16,671	10,329	47,003	29,750
Sales and marketing	16,317	10,500	45,854	28,072
General and administrative	14,756	8,079	44,127	25,102
Total stock-based compensation	$56,508	$34,155	$162,058	$97,988

No stock options were granted during the three and nine months ended September 30, 2023.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP using the Black-Scholes pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	36.2% - 39.4%	42.4% - 45.2%	36.2% - 48.5%	34.8% - 45.2%
Risk-free interest rate	5.4% - 5.5%	3.3% - 3.5%	5.1% - 5.5%	0.6% - 3.5%
Expected dividend yield	—%	—%	—%	—%
Fair value of common stock	$21.14	$21.55	$17.06 - $21.14	$20.05 - $21.55
Note 12. Income Taxes

The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax loss from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax benefit was $70.6 million on pretax gains of $8.7 million for the three months ended September 30, 2023 and income tax expense of $111.1 million on pretax losses of $78.5 million for the nine months ended September 30, 2023, which resulted in a negative effective tax rate of 811% and 142%, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to seasonality of the pretax losses incurred during the year, an increase in its valuation allowance, foreign income inclusion under global intangible low-taxed income (“GILTI”), and non-deductible stock-based compensation. The income tax benefit recorded for the three months ended September 30, 2023 is due to the decrease in cumulative pretax losses which decreased the year-to-date income tax expense as of September 30, 2023 and reduced the negative effective tax rate.

The Company’s income tax expense was $2.8 million on pretax losses of $12.8 million for the three months ended September 30, 2022 and $10.8 million on pretax losses of $38.5 million for the nine months ended September 30, 2022, which resulted in a negative effective tax rate of 22% and 28%, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to foreign income inclusion under GILTI, non-deductible stock-based compensation, and valuation allowances.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of September 30, 2023,

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies.

Note 13. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$79,276	$(15,602)	$(189,544)	$(49,294)

Weighted-average shares in computing net income (loss) per share:
Basic	289,354	281,859	287,133	280,361
Diluted	296,556	281,859	287,133	280,361
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.27	$(0.06)	$(0.66)	$(0.18)
Diluted	$0.27	$(0.06)	$(0.66)	$(0.18)
The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options outstanding	1,049	4,277	2,850	4,509
RSUs	1,886	527	1,786	224
PSUs	—	—	214	8
ESPP	10	131	89	62
Note 14. Commitments and Contingencies
Long-Term Purchase Obligations
As of September 30, 2023, the Company had long-term purchase obligations of approximately $160.5 million, primarily related to multi-year contracts with third party vendors for cloud services related to our subscription services and software as a service commitments. The expected payments under these commitments total approximately $80.6 million and $79.9 million over the next 1 year and 1-3 years, respectively.
Warranties
The Company generally provides product warranties. These are not separate performance obligations and are outside the scope of ASC 606. To date, the Company’s product warranty expense and obligations have not been material.
The Company’s customer agreements generally include certain provisions for indemnifying the customer against losses, expenses, liabilities, and damages that may be awarded against the customer in the event the

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Company’s product is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and scope limitations and a right to replace an infringing product with a non-infringing product.
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2023 and December 31, 2022. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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
Note 15. Subsequent Events
Restructuring
On November 1, 2023, the Company announced a plan to reduce its workforce by approximately 545 employees, representing approximately 10% of the Company’s current global workforce, and reduce its global real estate footprint (the “November Plan”). The November Plan is intended to further streamline the Company’s cost structure as a direct result of its cloud-only, consumption-driven (“CoCd”) strategy announced in January of this year.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company estimates that it will incur non-recurring charges of approximately $35 million to $45 million in connection with the November Plan, primarily related to cash expenditures for employee transition, notice period and severance payments, employee benefits, real estate-related charges, and other costs.
The Company expects that the majority of these charges will be incurred by the end of the first quarter of 2024 and that the implementation of the November Plan will be substantially complete by the end of the third quarter of 2024.
Potential position eliminations in each country are subject to local law and consultation requirements, which may extend this process beyond the first quarter of 2024 in limited cases. The charges that the Company expects to incur are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual expenses may differ materially from such estimates.
Share Repurchase Authorization
On October 31, 2023, the Company’s Board of Directors (the “Board”) approved a new share repurchase authorization which enables the Company to repurchase up to $200 million of its Class A common stock through privately-negotiated purchases with individual holders or in the open market. A committee of the Board will determine the timing, amount, and terms of any repurchase.

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
We generate revenues from the sale of software products and professional services, and maintenance agreements supporting perpetual licenses sold in prior periods. Substantially all of our software revenue consists of fees generated through the sale of our subscription-based products and related support agreements for our subscription products. We have grown our subscription revenue to $703.3 million and $618.8 million for the nine months ended September 30, 2023 and 2022, respectively. Over this period, our subscription revenue as a percentage of total software revenue was approximately 100% and 99% for the nine months ended September 30, 2023 and 2022, respectively.
Our products can be subscribed individually as distinct product families or together as a tightly integrated platform to support complex data management needs and mission critical workloads. Our products are subscribed through contracts primarily with a one-, two- or three-year term, with an average contract term of 2.0 years for the quarter ending September 30, 2023. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud-based subscription products on a ratable basis over the contract term. We generally recognize the majority of the revenue from our subscription-based self-managed licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
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
In the first quarter of 2023, we introduced a variation of the IPU consumption-based pricing model called Flex IPUs. Under this new model, customers pre-purchase a number of Flex IPUs to be consumed per year of the subscription term. Additional fees are charged for incremental IPUs consumed above the annual maximum, if the customer’s usage requires it. In 2023, we expect an increase in cloud arrangements based on our consumption-based pricing models as our sales teams focus on selling these types of arrangements.
We previously generated additional software revenue from the sale of perpetual licenses. However, consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue represents approximately 0% and 1% of total revenues for the nine months ended September 30, 2023 and 2022, respectively.
Our maintenance and professional services revenues consist of recurring maintenance fees related to perpetual licenses sold in the past and one-time professional services fees, respectively. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products.
We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products. We recognized $445.6 million and $481.4 million of maintenance and professional services revenues during the nine months ended September 30, 2023 and 2022, respectively.
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
Purchasing patterns for our products have followed quarterly and seasonal trends that we expect to continue. We typically sell a substantial portion of our cloud subscription and services in the last month of each quarter, and demand for our products and professional services are generally highest in the fourth quarter and lowest in the first quarter of each year.
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
Continued Adoption of our Subscription Products.    Our success will largely depend on customers’ continued uptake of our subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to subscription and cloud-based services, we believe demand for our platform and subscription-based products will increase. A large majority of our subscription products were architected to be deployed natively in public, private, or hybrid cloud environments. In addition, we assist our customers with migrations of their Informatica self-managed data integration, data quality and MDM (as defined below) installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended September 30, 2023, we have entered into agreements to migrate a total of approximately $25 million of perpetual license Maintenance ARR (as defined below). Our future growth will depend in part on our ability to develop new market-leading cloud products to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends, in part, on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 54% of our subscription customers as of September 30, 2023 did not have a prior perpetual license maintenance contract with us. In addition, our ability to attract new customers will depend, in part, on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We also have a dedicated inside sales team for our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make investments in sales and marketing to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Subscription NRR (as defined below), which was 106% and 112%, and Cloud Subscription NRR, which was 118% and 115% as of September 30, 2023 and 2022, respectively. We increased the average Subscription ARR (as defined below) per subscription customer from September 30, 2022 to September 30, 2023, from $252 thousand to $284 thousand, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as of September 30, 2023 and 2022, we had 224 and 191 customers individually with over $1 million in Subscription ARR each, respectively.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, as of September 30, 2023 and 2022, our subscription renewal rate1 was 94% and 94%, respectively, and our maintenance renewal rate2 was 95% and 96%, respectively. We intend to continue investing in our products and customer success organization to maintain these favorable retention rates.
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

Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including elevated inflation concerns, global supply chain concerns, rising interest rates, fluctuation in foreign exchange rates, volatility and uncertainty in the financial services industry, geopolitical pressures, including the war in Ukraine and the conflict involving Israel and Hamas, and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations.
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

For example, beginning in the second quarter of 2022, and continuing through the third quarter of 2023, we have experienced an impact from the current macroeconomic environment as prospective and existing customers applied elevated levels of scrutiny to purchasing decisions that adversely impacted the ability to close new business. We experienced these headwinds at an increasing magnitude beginning in the third quarter of 2022, and we expect some or all of the global macroeconomic factors will continue to impact our operations.
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
Key Business Metrics

	September 30,
	2023	2022

	(in thousands, except percentages)
Cloud Subscription Annual Recurring Revenue	$549,507	$400,271
Self-managed Subscription Annual Recurring Revenue	527,687	536,123
Subscription Annual Recurring Revenue	1,077,194	936,394
Maintenance Annual Recurring Revenue	498,697	531,357
Total Annual Recurring Revenue	$1,575,891	$1,467,751

Subscription Net Retention Rate	106%	112%
Cloud Subscription Net Retention Rate	118%	115%
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
Adjusted EBITDA
We define adjusted EBITDA as GAAP net loss as adjusted for income tax benefit (expense), interest income, interest expense, loss on debt refinancing, other income (expense), stock-based compensation, amortization of intangibles, equity compensation related payments, restructuring, acquisition costs, and depreciation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
GAAP net income (loss)	$79,276	$(15,602)	$(189,544)	$(49,294)
Income tax (benefit) expense	(70,573)	2,782	111,061	10,757
Interest income	(10,447)	(2,813)	(27,950)	(4,308)
Interest expense	39,327	22,185	111,844	51,570
Other income, net	(5,519)	(3,963)	(8,680)	(12,020)
Stock-based compensation	56,508	34,155	162,058	97,988
Amortization of intangibles	37,494	46,934	111,896	142,127
Equity compensation	—	19	—	147
Restructuring	407	—	28,131	—
Acquisition costs	1,584	—	1,584	—
Depreciation	4,132	5,092	12,540	16,286
Adjusted EBITDA	$132,189	$88,789	$312,940	$253,253
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
Cost of Revenues
Cost of Software Revenues.    Our cost of software revenues is a combination of costs of subscription revenues and perpetual licenses. Cost of subscription revenues consists primarily of fees paid to third-party vendors for cloud services related to our subscription services; fees paid to third parties for software used by us to deliver, monitor and secure our subscription products, internal personnel-related expenses, including stock-based compensation, to operate and secure our hosting infrastructure; royalties paid to postal authorities for address data; and other vendors that provide content for our data-as-a-service offerings. In addition, these expenses include costs which are personnel-related expenses from our IT, Facilities and Procurement functions and expenses related to occupancy and enterprise systems allocated based on headcount (“Shared Costs”). Cost of perpetual license revenues consists primarily of software royalties payable to third parties.
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
Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation, outside services, travel expenses, Shared Costs, software expenses associated with the development of new products, enhancement and localization of existing products, and quality assurance and development of documentation for our products. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant. With our cloud-only, consumption-driven strategy, we intend to further focus our research and development efforts on our cloud products. We expect this to lead to cost savings in research and development expense in absolute dollars.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related expenses, including commissions and bonuses, as well as stock-based compensation, costs of public relations, seminars, marketing programs, lead generation, travel and entertainment, trade shows, software expenses, outside services and Shared Costs. With our cloud-only, consumption-driven strategy, we intend to further focus our go-to-market efforts on our cloud products. We expect this to lead to cost savings in sales and marketing expense in absolute dollars.
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
Restructuring
Restructuring charges include our reorganization activities related to a plan announced on January 10, 2023 to reduce our workforce by approximately 450 employees, representing approximately 7% of the global workforce, and a closure of an office in Israel (the “January Plan”).

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
Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Subscriptions	$261,828	$214,009	$703,339	$618,799
Perpetual license	205	1,208	1,024	6,180
Software revenue	262,033	215,217	704,363	624,979
Maintenance and professional services	146,530	156,734	445,619	481,358
Total revenues	408,563	371,951	1,149,982	1,106,337
Cost of revenues:
Subscriptions	39,133	27,692	113,443	77,573
Perpetual license	162	147	555	476
Software costs	39,295	27,839	113,998	78,049
Maintenance and professional services	41,533	50,649	128,556	152,574
Amortization of acquired technology	3,013	8,703	8,776	26,776
Total cost of revenues	83,841	87,191	251,330	257,399
Gross profit	324,722	284,760	898,652	848,938
Operating expenses:
Research and development	85,862	80,403	255,608	239,590
Sales and marketing	129,997	132,282	393,035	404,831
General and administrative	41,911	31,255	122,027	92,461
Amortization of intangible assets	34,481	38,231	103,120	115,351
Restructuring	407	—	28,131	—
Total operating expenses	292,658	282,171	901,921	852,233
Income (loss) from operations	32,064	2,589	(3,269)	(3,295)
Interest income	10,447	2,813	27,950	4,308
Interest expense	(39,327)	(22,185)	(111,844)	(51,570)
Other income, net	5,519	3,963	8,680	12,020
Income (loss) before income taxes	8,703	(12,820)	(78,483)	(38,537)
Income tax (benefit) expense	(70,573)	2,782	111,061	10,757
Net income (loss)	$79,276	$(15,602)	$(189,544)	$(49,294)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Subscriptions	64%	58%	61%	56%
Perpetual license	—	—	—	—
Software revenue	64	58	61	56
Maintenance and professional services	36	42	39	44
Total revenues	100	100	100	100
Cost of revenues:
Subscriptions	10	7	10	7
Perpetual license	—	—	—	—
Software costs	10	7	10	7
Maintenance and professional services	10	14	11	14
Amortization of acquired technology	1	2	1	2
Total cost of revenues	21	23	22	23
Gross profit	79	77	78	77
Operating expenses:		—
Research and development	21	22	22	22
Sales and marketing	32	36	34	37
General and administrative	10	8	11	8
Amortization of intangible assets	8	10	9	10
Restructuring	—	—	2	—
Total operating expenses	71	76	78	77
Income (loss) from operations	8	1	—	—
Interest income	3	1	2	—
Interest expense	(10)	(6)	(9)	(4)
Other income, net	1	1	1	1
Income (loss) before income taxes	2	(3)	(6)	(3)
Income tax (benefit) expense	(17)	1	10	1
Net income (loss)	19	(4)	(16)	(4)
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Subscriptions	$261,828	$214,009	22%	$703,339	$618,799	14%
Perpetual license	205	1,208	(83)%	1,024	6,180	(83)%
Total software revenues	262,033	215,217	22%	704,363	624,979	13%
Maintenance	124,267	127,909	(3)%	374,493	392,221	(5)%
Professional services	22,263	28,825	(23)%	71,126	89,137	(20)%
Total maintenance and professional services revenues	146,530	156,734	(7)%	445,619	481,358	(7)%
Total revenues	$408,563	$371,951	10%	$1,149,982	$1,106,337	4%
Total revenues increased by 10% to $408.6 million during the three months ended September 30, 2023 compared to $372.0 million for the three months ended September 30, 2022, primarily due to a 22% increase in software revenues, which represented 64% of total revenues, offset by a 7% decrease in maintenance and professional services revenues.
Total revenues increased by 4% to $1,150.0 million during the nine months ended September 30, 2023 compared to $1,106.3 million for the nine months ended September 30, 2022, primarily due to a 13% increase in software revenues, which represented 61% of total revenues, partially offset by a 7% decrease in maintenance and professional services revenues.
Software Revenues
Our subscription revenues increased to $261.8 million (or 64% of total revenues) for the three months ended September 30, 2023 compared to $214.0 million (or 58% of total revenues) for the three months ended September 30, 2022. The increase of $47.8 million (or 22%) in subscription revenues for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to an increase in our subscription customers and continued expansion within existing customers.
Our subscription revenues increased to $703.3 million (or 61% of total revenues) for the nine months ended September 30, 2023 compared to $618.8 million (or 56% of total revenues) for the nine months ended September 30, 2022. The increase of $84.5 million (or 14%) in subscription revenues for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to an increase in our subscription customers and continued expansion within existing customers.
We expect subscription revenues to account for substantially all of our software revenues going forward due to our cessation of active selling of perpetual licenses.
Our perpetual license revenues decreased to $0.2 million (less than 1% of total revenues) for the three months ended September 30, 2023 from $1.2 million (less than 1% of total revenues) for the three months ended September 30, 2022. The decrease in perpetual license revenues of $1.0 million (or 83%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to the cessation of active selling of perpetual licenses.
Our perpetual license revenues decreased to $1.0 million (less than 1% of total revenues) for the nine months ended September 30, 2023 from $6.2 million (less than 1% of total revenues) for the nine months ended September 30, 2022. The decrease in perpetual license revenues of $5.2 million (or 83%) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to the cessation of active selling of perpetual licenses.
We expect perpetual license revenues and the mix of perpetual license revenues to continue to remain immaterial as compared to total software revenues in future periods.
Maintenance and Professional Services Revenues
Maintenance revenues decreased to $124.3 million (or 30% of total revenues) for the three months ended September 30, 2023 from $127.9 million (or 34% of total revenues) for the three months ended September 30, 2022. Maintenance revenues decreased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to cessation of sales of perpetual licenses, non-renewals driven by reasons such as retirement of legacy applications, and to a lesser extent by migration of self-managed products to cloud offerings. The decreases are partially offset by price uplifts on maintenance renewals. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of active sales of perpetual licenses.
Maintenance revenues decreased to $374.5 million (or 33% of total revenues) for the nine months ended September 30, 2023 from $392.2 million (or 35% of total revenues) for the nine months ended September 30, 2022. Maintenance revenues decreased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to non-renewals, declining sales of perpetual licenses and an unfavorable foreign currency impact offset by price uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of active sales of perpetual licenses.
Professional services revenues decreased to $22.3 million (or 5% of total revenues) for the three months ended September 30, 2023 compared to $28.8 million (or 8% of total revenues) for the three months ended

September 30, 2022. The decrease of $6.5 million (or 23%) in professional services revenues for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily driven by a decrease in demand for our implementation and other consulting offerings. The decrease in implementation is due to third party service providers taking on an increasing share of our customers’ implementation work.
Professional services revenues decreased to $71.1 million (or 6% of total revenues) for the nine months ended September 30, 2023 compared to $89.1 million (or 8% of total revenues) for the nine months ended September 30, 2022. The decrease of $18.0 million (or 20%) in professional services revenues for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by a decrease in demand for our implementation and other consulting offerings. The decrease in implementation is due to third party service providers taking on an increasing share of our customers’ implementation work.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Cost of software revenues	$39,295	$27,839	41%	$113,998	$78,049	46%
Cost of maintenance and professional services revenues	41,533	50,649	(18)%	128,556	152,574	(16)%
Amortization of acquired technology	3,013	8,703	(65)%	8,776	26,776	(67)%
Total cost of revenues	$83,841	$87,191	(4)%	$251,330	$257,399	(2)%
Cost of software revenues, as a percentage of software revenues	15%	13%		16%	12%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	28%	32%		29%	32%
Cost of Software Revenues
Cost of software revenues increased to $39.3 million (or 15% of software revenues) for the three months ended September 30, 2023 compared to $27.8 million (or 13% of software revenues) for the three months ended September 30, 2022. The increase of $11.5 million (or 41%) in cost of software revenues for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a $6.5 million increase in personnel-related expenses, a $2.2 million increase in stock-based compensation, a $1.4 million increase in Shared Costs, a $1.0 million increase in royalties paid to vendors, and a $0.4 million increase in fees paid to third-party vendors for cloud services related to our subscription services.
Cost of software revenues increased to $114.0 million (or 16% of software revenues) for the nine months ended September 30, 2023 compared to $78.0 million (or 12% of software revenues) for the nine months ended September 30, 2022. The increase of $36.0 million (or 46%) in cost of software revenues for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $22.1 million increase in personnel-related expenses, a $5.2 million increase in stock-based compensation, a $2.9 million increase in fees paid to third-party vendors for cloud services related to our subscription services, a $2.9 million increase in Shared Costs, a $2.5 million increase in outside services and other costs, and a $0.4 million increase in royalties paid to vendors.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues decreased to $41.5 million (or 28% of maintenance and professional services revenues) during the three months ended September 30, 2023 compared to $50.6 million (or 32% of maintenance and professional services revenues) during the three months ended September 30, 2022. The decrease of $9.1 million (or 18%) in cost of maintenance and professional services revenues during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to $6.7 million decrease in personnel-related expenses primarily from a decrease in headcount, a $2.4 million decrease in outside services and other costs, a $0.7 million decrease in equipment and software expense, and a $0.6 million decrease in Shared Costs; partially offset by a $1.3 million increase in stock-based compensation.
Cost of maintenance and professional services revenues decreased to $128.6 million (or 29% of maintenance and professional services revenues) during the nine months ended September 30, 2023 compared to $152.6 million (or 32% of maintenance and professional services revenues) during the nine months ended September 30, 2022. The decrease of $24.0 million (or 16%) in cost of maintenance and professional services revenues during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $20.5 million decrease in personnel-related expenses primarily from a decrease in headcount, a $3.9 million decrease in consulting expense, a $3.6 million decrease in Shared Costs, a $0.6 million decrease in equipment, and a $0.2 million decrease in software and other expenses; partially offset by a $4.8 million increase in stock-based compensation.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $3.0 million (or 1% of total revenues) for the three months ended September 30, 2023 from $8.7 million (or 2% of total revenues) for the three months ended September 30, 2022.
The decrease of $5.7 million (or 65%) in amortization of acquired technology for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a decrease in the amortization of acquired technology largely associated with the 2015 Privatization Transaction, as some components of the technology become fully amortized.
Amortization of acquired technology decreased to $8.8 million (or 1% of total revenues) for the nine months ended September 30, 2023 from $26.8 million (or 2% of total revenues) for the nine months ended September 30, 2022.
The decrease of $18.0 million (or 67%) in amortization of acquired technology for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a decrease in the amortization of acquired technology largely associated with the 2015 Privatization Transaction, as some components of the technology become fully amortized.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Research and development	$85,862	$80,403	7%	$255,608	$239,590	7%
Research and development expenses increased to $85.9 million (or 21% of total revenues) for the three months ended September 30, 2023 compared to $80.4 million (or 22% of total revenues) for the three months ended September 30, 2022. The increase of $5.5 million (or 7%) in research and development expenses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a $6.3 million increase stock-based compensation, a $0.7 million increase in salaries and other personnel-related expenses; partially offset by a $0.9 million decrease in software costs , a $0.4 million decrease in outside services, and a $0.2 million decrease in Shared Costs.

Research and development expenses increased to $255.6 million (or 22% of total revenues) for the nine months ended September 30, 2023 compared to $239.6 million (or 22% of total revenues) for the nine months ended September 30, 2022. The increase of $16.0 million (or 7%) in research and development expenses during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $17.3 million increase in stock-based compensation, a $2.4 million increase in outside services and other costs, and a $0.7 million increase in travel expense; partially offset by a $2.5 million decrease in Shared Costs, a $1.2 million decrease in salaries and other personnel-related expenses primarily from a decrease in headcount, a $0.4 million decrease in depreciation, and a $0.3 million decrease in software costs.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Sales and marketing	$129,997	$132,282	(2)%	$393,035	$404,831	(3)%
Sales and marketing expenses decreased to $130.0 million (or 32% of total revenues) during the three months ended September 30, 2023 compared to $132.3 million (or 36% of total revenues) during the three months ended September 30, 2022. The decrease of $2.3 million (or 2%) in sales and marketing expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to $6.5 million decrease in personnel-related expenses primarily from a decrease in headcount, a $1.0 million decrease in outside services and other costs, and a $0.7 million decrease in software and equipment; partially offset by a $5.8 million increase in stock-based compensation and a $0.1 million increase in marketing expense.
Sales and marketing expenses decreased to $393.0 million (or 34% of total revenues) during the nine months ended September 30, 2023 compared to $404.8 million (or 37% of total revenues) during the nine months ended September 30, 2022. The decrease of $11.8 million (or 3%) in sales and marketing expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $25.1 million decrease in personnel-related expenses primarily from a decrease in headcount, a $5.9 million decrease in marketing related expenses, a $2.5 million decrease in shared costs, a $1.3 million decrease in software and equipment, and a $1.0 million decrease in outside services; partially offset by a $17.8 million increase in stock-based compensation and a $6.2 million increase in travel expense.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
General and administrative	$41,911	$31,255	34%	$122,027	$92,461	32%

General and administrative expenses increased to $41.9 million (or 10% of total revenues) during the three months ended September 30, 2023 compared to $31.3 million (or 8% of total revenues) during the three months ended September 30, 2022. The increase of $10.6 million (or 34%) in general and administrative expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a $6.7 million increase in stock-based compensation, a $3.1 million increase in personnel-related expenses primarily from an increase in headcount, and a $0.8 million increase in outside services.
General and administrative expenses increased to $122.0 million (or 11% of total revenues) during the nine months ended September 30, 2023 compared to $92.5 million (or 8% of total revenues) during the nine months ended September 30, 2022. The increase of $29.5 million (or 32%) in general and administrative expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $19.0 million increase in stock-based compensation, a $7.0 million increase in personnel-related expenses primarily from an increase in headcount, a $2.7 million increase in bad debt expense, and a $0.8 million increase in outside services.
Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets and restructuring charges (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Amortization of intangible assets	$34,481	$38,231	(10)%	$103,120	$115,351	(11)%
Restructuring	407	—	100%	28,131	—	100%
Amortization of intangible assets decreased to $34.5 million (or 8% of revenues) during the three months ended September 30, 2023 compared to $38.2 million (or 10% of revenues) during the three months ended September 30, 2022. The decrease of $3.7 million (or 10%) in amortization of intangible assets for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
Amortization of intangible assets decreased to $103.1 million (or 9% of revenues) during the nine months ended September 30, 2023 compared to $115.4 million (or 10% of revenues) during the nine months ended September 30, 2022. The decrease of $12.3 million (or 11%) in amortization of intangible assets for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
Restructuring costs increased to $0.4 million (or less than 1% of total revenues) during the three months ended September 30, 2023. The increase of $0.4 million (or 100%) in restructuring costs for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was a result of the January Plan. Refer to Note 9. Restructuring in the Notes to the Condensed Consolidated Financial Statements for details.
Restructuring costs increased to $28.1 million (or 2% of revenues) during the nine months ended September 30, 2023. The increase of $28.1 million (or 100%) in restructuring costs for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was a result of the January Plan. Refer to Note 9. Restructuring in the Notes to the Condensed Consolidated Financial Statements for details.
Interest Income (Expense) and Other Income, Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Interest income	$10,447	$2,813	271%	$27,950	$4,308	549%
Interest expense	(39,327)	(22,185)	77%	(111,844)	(51,570)	117%
Other income, net	5,519	3,963	39%	8,680	12,020	(28)%
Interest and other expense, net	$(23,361)	$(15,409)	52%	$(75,214)	$(35,242)	113%
The increase in interest and other expense, net, of $8.0 million (or 52%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to a $17.1 million increase in interest expense primarily due to higher interest rates; partially offset by a $7.6 million increase in interest income from higher interest we received on our cash, cash equivalents and investments and a $1.5 million increase in foreign exchange gains.
The increase in interest and other expense, net, of $40.0 million (or 113%) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to a $60.3 million increase in interest expense primarily due to higher interest rates and a $3.3 million decrease in foreign exchange gains. These increases were partially offset by a $23.6 million increase in interest income from higher interest we received on our cash, cash equivalents and investments.
Income Tax Expense (Benefit)
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Income tax (benefit) expense	$(70,573)	$2,782	(2637)%	$111,061	$10,757	932%
Effective tax rate	(811)%	(22)%		(142)%	(28)%

The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pretax loss from recurring operations and adjusting for discrete tax items arising in that quarter. Our income tax benefit was $70.6 million and income tax expense was $2.8 million for the three months ended September 30, 2023 and 2022, respectively. The income tax benefit recorded for the three months ended September 30, 2023 is due to the decrease in cumulative pretax losses which decreased the year-to-date income tax expense as of September 30, 2023 and reduced our negative effective tax rate. Our income tax expense was $111.1 million and $10.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in tax expense recorded for the nine months ended September 30, 2023 compared to the tax expense recorded in the prior year comparable period was primarily due to an increase in our valuation allowance and to a lesser extent from non-deductible stock-based compensation.

We expect the significant volatility of our effective tax rate to continue. The annual negative effective tax rate is anticipated to decrease in the fourth quarter of 2023 as our cumulative pretax loss from recurring operations is expected to decrease.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of September 30, 2023, the Company considered all available evidence both positive and negative, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of September 30, 2023 and December 31, 2022, respectively, we had $869.1 million and $716.1 million in available cash, cash equivalents, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, cash flows generated by operations and the Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
On June 13, 2023, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment replaced the LIBOR interest rate benchmark with the Secured Overnight Financing Rate (“SOFR”) benchmark. See Note 7. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.

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
Approximately one fourth of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$165,305	$139,347
Net cash used in investing activities	(52,951)	(115,230)
Net cash provided by financing activities	7,593	33,991
Operating Activities:    Cash provided by operating activities for the nine months ended September 30, 2023 was $165.3 million. Our net loss for the nine months ended September 30, 2023 was $189.5 million, adjusted for non-cash charges, primarily consisting of $124.2 million of depreciation and amortization, $162.1 million of stock-based compensation expense, $12.8 million of non-cash operating lease cost, and $4.3 million of deferred income taxes. Additional uses of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $182.5 million decrease in accounts receivable due to the timing of collections, a $32.6 million increase in income tax payable due to the timing of tax payments, and a $25.9 million decrease in prepaid expenses and assets associated with the growth in our operations. This was partially offset mainly by a $108.1 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations and a $81.5 million decrease in contract liabilities. Our “days sales outstanding” in accounts receivable decreased to 61 days during the nine months ended September 30, 2023 from 62 days during the nine months ended September 30, 2022.
Cash provided by operating activities for the nine months ended September 30, 2022 was $139.3 million. Our net loss for the nine months ended September 30, 2022 was $49.3 million, adjusted for non-cash charges of $187.1 million and a net cash inflow of $1.5 million provided by changes in our operating assets and liabilities.
Investing Activities:    Net cash used in investing activities for the nine months ended September 30, 2023 was $53.0 million primarily due to a cash outflow of $255.1 million in purchases of investments, $12.5 million in cash paid for business combination, and $4.9 million for purchases of property and equipment; partially offset by a cash inflow consisting of $180.0 million in maturities of investments and $39.5 million in sales of investments.
Net cash used in investing activities for the nine months ended September 30, 2022 was $115.2 million primarily due to a cash outflow in purchases of investments and purchases of property and equipment, partially offset by maturities of investments.
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
Financing Activities:    Net cash provided by financing activities for the nine months ended September 30, 2023 was $7.6 million primarily due to $28.2 million proceeds from issuance of common stock under the ESPP and $19.7 million in proceeds from the issuance of shares upon exercise of stock options. These cash inflows were partially offset by $26.3 million payments for taxes related to net share settlement of restricted stock units and $14.0 million payment of debt.
Net cash provided by financing activities for the nine months ended September 30, 2022 was $34.0 million driven by proceeds from the issuance of common stock under the ESPP and issuance of shares upon exercise of stock options. These cash inflows were partially offset by net activity from derivatives with an other-than-insignificant financing element, payment of debt and payment of offering costs.
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
The Credit Agreement contains certain customary affirmative and negative covenants. As of September 30, 2023, we were in compliance with all such covenants.
Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the nine months ended September 30, 2023 from the contractual and lease obligations disclosed in our Annual Report on Form 10-K.
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
As of September 30, 2023, we had long-term debt outstanding with a carrying value of $1.83 billion. A hypothetical change in the interest rate of 0.25% will increase or decrease interest expense by approximately $4.6 million a year. See Note 7. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our term facilities bear interest at a variable market rate.
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
Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. We currently have cash flow hedges for our Indian Rupee expense exposure that we hedge on a rolling twelve-month basis. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% increase in the value of all applicable foreign currencies relative to the U.S. dollar would have had approximately a $10.3 million negative impact to operating loss for the nine months ended September 30, 2023.
Foreign Exchange Forward Contracts
In order to reduce the impact of earnings volatility associated with foreign currency fluctuations, we enter into foreign currency forward contracts on our largest foreign currency exposure. The forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. We recognize in earnings amounts related to our cash flow hedges accumulated in other comprehensive income (loss) during the same period in which the corresponding underlying hedged transaction affects earnings. We have forecasted the amount of our anticipated foreign currency expenses based on our historical performance and projected financial plan.
As of September 30, 2023, our open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income, net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $108.7 million worth of Indian rupees using exchange rates as of September 30, 2023.

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
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to inflationary pressures, volatility and uncertainty in the financial services industry and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. Our revenues are subject to increased foreign currency exchange volatility, resulting in a negative impact of approximately $4.2 million from foreign currency exchange rates for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, in 2022 and the first nine months of 2023, we experienced lengthening sales cycles, a decrease in pipeline conversion rates and slower revenue growth. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
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
Further, we have incorporated AI technologies into our platform, and may continue to incorporate additional AI technologies into our platform in the future. Our use of AI technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

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
We have experienced rapid subscription revenue growth in recent periods. We recognized subscription revenues of $703.3 million and $618.8 million, representing approximately 100% and 99% of total software revenue during the nine months ended September 30, 2023 and 2022, respectively. The year-over-year growth rates for subscription revenue were 13.7% and 19.5% during the nine months ended September 30, 2023 and 2022, respectively, on the basis of year-over-year additions of $84.5 million and $100.8 million in subscription revenue for those same periods. As we increase our total subscription revenue in any given period, it requires higher year-over-year increases in the absolute value of new subscription revenue to maintain the same percentage growth rate. As a result, our current subscription revenue growth rates have declined and may continue to decline, may not be indicative of our future subscription revenue growth rates, they may be adversely impacted by foreign exchange rates, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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

We expect to derive a significant portion of our Subscription ARR from our existing subscription customer base. As of September 30, 2023, approximately 95% of our total Subscription ARR was generated from existing subscription customers. As a result, achieving a high renewal rate of our subscriptions is critical to our business. Our customers typically have no contractual obligation to renew their subscriptions after the completion of their then current subscription term, which is typically one to three years, and certain of our customers have a right to terminate during the subscription term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our platform or our customer support, our products’ inability to integrate with new and changing technologies, the perception of frequent or severe subscription outages, delays or lags in our product uptime or latency, and a mismatch in the pricing of our products and competing offerings.
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
Furthermore, during the nine months ended September 30, 2023, we had $374.5 million of maintenance revenue, which was 33% of our total revenue of $1,150.0 million. During the nine months ended September 30, 2022, we had $392.2 million of maintenance revenue, which was 35% of our total revenue of $1,106.3 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then-current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud-native products, customers’ lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription-based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally under perpetual licenses, to our new cloud-based data integration offerings. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 5.0% of that installed base maintenance revenue to our cloud solution. These migration projects are time consuming and require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our maintenance installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.
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
We believe our ability to attract and retain highly skilled personnel and key members of our management team is critical to our long-term success. Historically, there has been a significant level of competition to attract these individuals, and we have in the past, and may in the future, experience changes in our senior management team. As new senior personnel join our company and become familiar with our business strategy and systems, or as existing senior personnel assume new roles within the company, their integration or transition could result in disruption to our ongoing operations.
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
We have relied on our ability to grant equity awards as one mechanism for recruiting and retaining highly skilled talent. Following our IPO, our stock price declined significantly. If our stock price is below the exercise price of stock options previously granted to employees, or has fallen from the grant date value for employee RSUs, the retention value of the equity awards we have made to employees is reduced proportionally, which may lead to higher voluntary attrition rates. As a result, we may need to provide additional cash or equity compensation to recruit and retain employees.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $255.6 million and $239.6 million of research and development expense during the nine months ended September 30, 2023 and 2022, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. For example, while the use of AI/ML are leading to advancements in technology, if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and we are investing in our go-to-market strategies for our newer products.
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
We may also need to realign resources from time to time to more efficiently address market or product requirements. For example, in January 2023, we announced the January Plan to reduce our workforce by approximately 450 employees, representing approximately 7% of our current global workforce, and in November 2023, we announced a plan to reduce our workforce by approximately 545 employees, representing approximately 10% of our current global workforce, and reduce our global real estate footprint (the “November Plan”). As disclosed in our Current Report on Form 8-K, filed on November 1, 2023, we estimated that we will incur non-recurring charges of approximately $35 million to $45 million in connection with the November Plan, primarily related to cash expenditures for employee transition, notice period and severance payments, employee benefits, real-estate related charges, and other costs. We expect that the majority of these charges will be incurred by the end of the first quarter of 2024 and the implementation of the November Plan to be substantially complete by the end of the third quarter of 2024. To the extent the current or any future realignment requires changes to our internal systems, processes, and controls or organizational structure, including a slowdown in hiring or a further reduction in force, we could experience disruption in customer relationships, increases in costs, increased employee turnover, and decreased employee morale and productivity. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to comply with U.S. and international laws.
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
We recognized $393.0 million and $404.8 million of sales and marketing expense during the nine months ended September 30, 2023 and 2022, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
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
Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. Recent fluctuations in foreign currency exchange rates have negatively affected, and are likely to continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $4.2 million in the nine months ended September 30, 2023. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the nine months ended September 30, 2023 using the prior year’s monthly exchange rates.
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
We have a history of losses and may not be able to achieve or maintain profitability on a consistent basis. If we cannot achieve or maintain profitability, our business, financial condition, and results of operations may suffer.
Prior to the third quarter of 2023, we had incurred net losses since we were taken private in a 2015 transaction led by Permira and CPP Investments (each a “Sponsor” and together “our Sponsors”) as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $111.9 million and $142.1 million during the nine months ended September 30, 2023 and 2022, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $111.8 million and $51.6 million during the nine months ended September 30, 2023 and 2022, respectively. As a result, we incurred net losses of $189.5 million and $49.3 million during the nine months ended September 30, 2023 and 2022, respectively, and had an accumulated deficit of $1,372.7 million as of September 30, 2023. In addition, we anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, increases in interest rates have impacted and will continue to impact profitability as our Credit Facilities have variable interest rates which are no longer being offset by the interest rate swaps that we previously entered into and matured on December 31, 2022.

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
We recognize a portion of our total subscription revenue ratably over the term of the subscription agreements, which are typically one to three years in length. As a result, the subscription revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in subscription agreements in any one quarter may not significantly affect, if at all, our results in that quarter but could result in a reduction of revenue recognized in future quarters. We may not be able to adjust our cost structure in response to changes in revenue. Accordingly, the effect of significant downturns in sales of products sold as a subscription may not be fully reflected in our results of operations until future periods. Also, since revenue from customers is recognized, in part, over the term of their subscription, it is difficult for us to rapidly increase revenue through additional sales in any period. The timing of such revenue recognition may make it more difficult to forecast sales and trends in our business, particularly changes in revenue, and could have a potentially negative impact on our financial performance. By contrast, a significant majority of our costs are expensed as incurred, including cloud services costs which are incurred as soon as a customer starts using our cloud products. As a result, an increase in customers could result in our recognition of more costs than revenue in the earlier portion of the subscription contract term.
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
•information security breaches and incidents;
•general economic, industry and market conditions, including inflationary pressures, volatility and uncertainty in the banking and financial services sector, and any geopolitical disruptions or economic responses and counter-responses or otherwise by various global actors, including the military conflicts between Russia and Ukraine and involving Israel and Hamas;
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
Our software is subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our products to certain countries, end-users and end-uses. Because we incorporate encryption functionality into our products, we also are subject to certain U.S. export control laws that apply to encryption items. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties. These risks are heightened in the case of rapidly evolving world events in Ukraine and Eastern Europe, as the United States, other countries and global coalitions have issued numerous sanctions and revisions to export control regulations against Russia, Belarus and other regions in quick succession and with very short time periods with which to fully comply. Current or future geopolitical unrest, such as the conflict involving Israel and Hamas, could result in similar sanctions or regulations that would require us to undertake additional compliance efforts and create additional risks.
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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 32% and 32% of our revenue from outside our North American region during the nine months ended September 30, 2023 and 2022, respectively. Our international operations are subject to numerous risks, including:
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
We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility in the European credit, equity and foreign currency markets or geopolitical disruptions, including the military conflicts between Russia and Ukraine and Israel and Hamas, could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe and other regions throughout the world. If tensions between the United States, members of NATO and Russia continue to escalate and create global security concerns, that may lead to an increased adverse impact on regional and global economies and increase the likelihood of cyberattacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates have negatively affected, and may continue to negatively affect, our revenues in the near term. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar adversely impacted reported revenue by approximately $4.2 million in the nine months ended September 30, 2023. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the nine months ended September 30, 2023 using the comparable period’s exchange rates from the prior year. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and net income. In particular, these unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,700 employees as of September 30, 2023.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% of our revenue for each of the past three fiscal years as well as for the nine months ended September 30, 2023, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. For example, a shutdown of the U.S. federal government could delay public sector transactions and contracting by government entities. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. Government contracts may require the maintenance of certain security clearances for facilities and employees. Government certification requirements applicable to us and our products are constantly evolving and at times restrict our ability to sell to certain government customers until we have met the new or revised requirements, which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, our failure to obtain or maintain certain government certifications, for example FedRamp or similar security certifications from U.S. states or foreign governments, limits our ability to sell any of our products to these government entities. Government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting requirements.
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
We have a significant amount of indebtedness. As of September 30, 2023, our total outstanding indebtedness was approximately $1.85 billion. Subject to the limits contained in the credit agreement that governs our credit facilities Credit Facilities and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the nine months ended September 30, 2023, our cash flows dedicated for debt service requirements totaled $123.2 million, which includes principal payments of $14.1 million and interest payments of $109.1 million. For the nine months ended September 30, 2023, our net cash provided by operating activities was $165.3 million, which includes interest paid of $109.1 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $274.4 million. For the nine months ended September 30, 2023, approximately 45% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of September 30, 2023, our Revolving Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.9 million utilized under the Revolving Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. During 2022 and the first three quarters of 2023, the U.S. Federal Reserve (the “Fed”) has sharply raised interest rates from historically low levels and has signaled an intention to continue to do so until current inflation levels re-align with the Fed’s long-term inflation target. To the extent the Fed continues to raise interest rates, there is a risk that rates across the financial system may rise including SOFR. As interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. Assuming all loans under the Credit Facilities were fully drawn, each quarter point change in interest rates, excluding the effects of any interest rate swap agreements, would result in approximately a $4.6 million change in annual interest expense on our indebtedness under the Credit Facilities. We entered into interest rate swap instruments, which matured on December 31, 2022, to limit our exposure to changes in variable interest rates. With the maturity of the interest rate swaps, we are fully subject to interest rate risk if SOFR rates increase.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of September 30, 2023, approximately 83% of our outstanding Class A and Class B-1 common stock is owned by entities affiliated with our Sponsors, including approximately 60 million Class A shares owned by Ithaca L.P., a limited partnership affiliated with Permira (“Ithaca”).
The Sponsors and their affiliates may from time to time seek to sell or otherwise dispose of some or all of their shares, including by selling shares in underwritten offerings, block trades or open market transactions, or by distributing shares to their equityholders or otherwise. For example, under our amended and restated registration rights agreement, the Sponsors and their affiliates can require us to register shares owned by them for public sale in the United States. In addition, certain Sponsor-affiliated entities, including Ithaca, have the right to distribute some or all of their Class A shares to their limited partners. If any of these entities were to register or distribute their shares, such shares would be available for resale in the public market, either immediately or at a later date. Ithaca had an obligation to distribute its Class A shares as soon as practicable after October 29, 2023, the two-year anniversary of our IPO closing. We have been advised that on or about November 3, 2023, Ithaca plans to distribute approximately 8.6 million shares to four of its limited partners. Following this distribution, approximately 51.4 million shares will continue to be held in Ithaca for approximately one year, unless otherwise sold by Ithaca or distributed to Ithaca’s limited partners prior to such time. Permira will continue to retain voting and investment power over the shares held by Ithaca. The shares to be distributed by Ithaca to its limited partners will be available for immediate resale in the public market at the discretion of the applicable limited partner. We also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the open market.

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
Our Sponsors and their affiliates control approximately 83% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of September 30, 2023. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the U.S. federal courts have exclusive jurisdiction.
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
Our Sponsors and their affiliates control approximately 83% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of

September 30, 2023. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other significant natural disasters or events beyond our control. In addition, acts of terrorism, war and other geopolitical unrest (including the military conflicts between Russia and Ukraine and Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by global actors) could cause disruptions in our business or the business of our partners, customers or the economy as a whole. We have prepared a detailed disaster recovery plan which includes the use of internal and external resources and will continue to expand the scope over time. Disasters or disruptions can negatively affect our operations given necessary interaction among our international facilities.
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

Date:	November 2, 2023	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ MICHAEL MCLAUGHLIN
Michael McLaughlin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)