Form 10-K
period 2023-12-31
Informatica Inc.
filed 2024-02-22
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant's fiscal second quarter), based on the closing price of a share of the registrant’s common stock on June 30, 2023 as reported by the New York Stock Exchange, was approximately $0.8 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 14, 2024, there were approximately 251,030,617 shares of the registrant's Class A common stock and 44,049,523 shares of the registrant's Class B-1 common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2024. The Definitive Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•our expectations regarding cost savings and expenses;
•our ability to manage our outstanding indebtedness;
•our ability to offer high-quality customer support;
•plans regarding our stock repurchase authorization;

•the impact of interest rate or foreign currency exchange rates upon our financial performance, operations, and cash flows;
•our expectations regarding new product launch dates;
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

PART I
ITEM 1. BUSINESS
Overview
We deliver innovation-led products powered by the industry's only artificial intelligence ("AI") powered data management cloud platform in a multi-vendor, multi-cloud, hybrid approach. Data is foundational to how digital enterprises run their businesses and make strategic decisions, including creating new offerings, serving their customers and driving operational efficiency. We have pioneered a new category of software, the Intelligent Data Management Cloud, or IDMC. Our IDMC platform, powered by our AI engine CLAIRE, delivers best-of-breed solutions that enable enterprises to connect virtually all types of enterprise data, govern and protect critical and sensitive data, and deliver data ready for AI and other strategic data-driven initiatives. It also enables our customers to pursue holistic data-driven digital strategies by accelerating workload migrations to the cloud; enabling the advantages of cloud analytics and AI across enterprise-wide business processes like supply chain management, financial planning and operations. We announced CLAIRE GPT, a generative AI-powered capability that will deliver a natural language-based interface to Informatica’s IDMC, simplifying and accelerating how enterprises consume, process, manage, and analyze data. CLAIRE GPT is expected to be generally available in 2024. With CLAIRE GPT, our IDMC platform has AI copilot capabilities to automate and scale thousands of data management tasks and processes and provide greater observability across data.

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
As enterprises embrace data to modernize their business, data fragmentation has proliferated across a myriad of systems, including cloud and self-managed data warehouses, data lakes, databases and applications. These different data repositories store data in unique formats, both structured and unstructured, with specific characteristics. This data is often consumed and ingested in real time, making it increasingly challenging to aggregate data in a normalized, consistent, and high-quality format. Despite these challenges, as data has become one of the most valuable assets for enterprises, it has become embedded in highly complex operational use cases and is at the heart of new data-driven digital strategies.
To address these challenges, we have pioneered a new way for businesses to accurately track where their data resides, understand what relationships exist across their different data repositories, and understand who is accessing the data and how it is being used—all at enterprise scale. Our AI-powered data management cloud platform leverages metadata-aware connections and active metadata in the cloud that continuously scan our customers’ data. The metadata-aware connections allow our customers to leverage pre-built connectors configured to the data structure of their cloud applications. This allows our AI engine, CLAIRE, to help customers access better data faster, make contextual recommendations about data relationships, uncover novel insights about their business and automate previously manual tasks. As more customers adopt our AI-powered data management cloud platform, CLAIRE is designed to automatically and continuously analyzes new transactions, configurations, rules, and decisions and uses this increased intelligence to drive further automation and deliver better insights. We believe these features will continue to accelerate the adoption of our platform.
Our AI-powered data management cloud platform also consists of a wide range of interoperable data management products, including data catalog, data integration and engineering, API and application integration, data quality and observability, master data management, customer and business 360 applications, governance and privacy, and data marketplace. These products leverage our neutral AI-powered data management cloud platform’s shared services and can be consumed from our SaaS-based cloud offerings across all major cloud ecosystems such as Amazon Web Services ("AWS"), Microsoft Azure, Oracle Cloud and Google Cloud. Our products can also be deployed as a self-managed solution in our customers’ multi-cloud or hybrid environments. The growth of our AI-powered data management cloud platform has increased the number of cloud transactions processed on our platform, from 0.2 trillion per month in 2015, to 86.0 trillion per month as of December 31, 2023. Our cloud annual recurring revenue ("ARR") as of December 31, 2023 was $616.8 million, compared to $451.2 million as of December 31, 2022, representing year-over-year growth of 37%.
Our AI-powered data management cloud platform has been adopted by organizations of all sizes across a wide variety of industries. We believe data management is an area in which companies are continuing to invest for successful AI deployments and better business outcomes, and we are seeing continued success with our enterprise-focused sales motion. As of December 31, 2023, we had approximately 5,400 active customers in approximately 100 countries and territories worldwide, including 9 of the Fortune 10, 86 of the Fortune 100 and 893 of the Global 2000. As our customers generate more data, they typically increase their usage of our AI-powered data management cloud platform by adding new use cases, adopting more products, or adding more users. We are a strategic partner to our customers in their modernization and digital transformation initiatives. Customers spending more than $100,000 in subscription ARR increased by 4% year-over-year to 1,988 customers and customers spending more than $1 million in subscription ARR increased by 17% year-over-year to 240 customers.
We market and sell our solutions through a combination of our global direct sales team and a network of strategic partners. Our strategic partners, including cloud hyperscalers, cloud data platforms, global system integrators, and value-added resellers, help extend our sales presence and accelerate the adoption of our AI-powered data management cloud platform globally. We collaborate with cloud hyperscalers and cloud data platforms to help our shared customers accelerate their migration to the cloud and modernize their data and analytics strategies.
For the years ended December 31, 2023, 2022 and 2021, revenue was $1,595.2 million, $1,505.1 million and $1,444.1 million, respectively, representing year-over-year growth of 6% and 4%, respectively. Total ARR, which consists of Subscription Annual Recurring Revenue ("Subscription ARR") plus maintenance ARR, was $1,626.2 million, $1,517.1 million and $1,360.2 million, at December 31, 2023, 2022 and 2021, respectively, representing year-over-year growth of 7% and 12%, respectively. Subscription ARR was $1,132.7 million, $994.2 million and $802.3 million, as of December 31, 2023, 2022 and 2021, respectively, representing year-over-year growth of 14% and 24%, respectively. For the years ended December 31, 2023, 2022 and 2021, net loss was $125.3 million, $53.7 million and $99.9 million, respectively, and Adjusted EBITDA was $479.4 million, $371.6 million and $377.4 million, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” for a description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States ("GAAP").
The Intelligent Data Management Cloud
Our data management cloud allows our customers to connect, manage, unify, govern, and secure data across multi-vendor, multi-cloud, hybrid environments. During 2023, the Company acquired Privitar Limited to strengthen and extend IDMC’s data governance and privacy offerings, create new use cases and workloads for enterprise customers through data democratization and sharing.

Our data management cloud is deployed across the enterprise data landscape to create a unified system of record of metadata, which is highly rich and contextualized information about enterprise data. Customers can access this unified metadata about their enterprise data through our cloud control plane. AI-powered algorithms help customers reduce their data classification time, uncover data relationships, and enhance data discovery.
Our data management cloud is cloud native, built on a modern microservices-based API-powered architecture. It is both elastic and serverless, and allows customers to integrate, synchronize, and relate all of their data, applications, and processes in any part of a multi-cloud, hybrid or self-managed environments. Our cloud-native approach helps organizations design, build, modernize and operationalize their data and benefit from the agility, scalability, and low cost of the cloud. We offer a series of shared services combined with a wide range of interoperable data management products designed to be extensible to avoid vendor and technology lock-in.

Intelligent Data Management Cloud (IDMC)

Intelligent Data Management Cloud
DATA CATALOG
DATA INTEGRATION & ENGINEERING
API & APP INTEGRATION
DATA QUALITY & OBSERVABILITY
MDM & 360 APPLICATIONS
GOVERNANCE & PRIVACY
DATA MARKETPLACE
CLAIRE
AI-Powered Metadata Intelligence & Automation
Connectivity
Metadata System of Record

Multi-Cloud

aws Microsoft Google Cloud ORACLE Cloud

Hybrid

On-premises

Enterprise Cloud

Serverless

1
© Informatica. Proprietary.

Informatica

 Our AI-powered data management cloud leverages over 50,000 metadata-aware connections and 40 petabytes of active metadata in the cloud that scan our customers’ data to create rich and highly contextualized metadata to create and manage a unified metadata system of record that can act as a single source of truth about their data.
Our data management cloud offers a low code / no code user interface that leverages the metadata system of record to create an abstraction layer of data processes and services that is designed to make it quick and easy for users to design data pipelines, build integrations, deploy data quality checks and quickly bring disparate data sources together to build an enterprise wide data management system. Our low code / no code user experience can enable non-technical users and technical users, including data scientists and data architects, to go directly from ideation to implementation with minimal IT support, accelerating the time-to-market of data-driven initiatives.
Our data management cloud also includes a comprehensive, holistic and integrated Operational Insights monitoring service that, when combined with our extensive data connector libraries, allows for comprehensive monitoring of all data management workloads operated on our AI-powered data management cloud platform. Data users and business leaders have an in-depth view of their data pipelines and data management operations across the enterprise, and a single pane view of the health of their data processes. Key features of our Operational Insights service include:
•predictive analytics to analyze resource consumption and automated forecasting to help organizations operate, scale and reallocate resources;

•auto-scaling of computing resources to efficiently manage capacity and rapidly meet dynamic consumption needs;

•AI-based recommendations to identify potential user errors and exceptions;
•rule-based notifications and automated alerts to administrators of certain potential issues or actions that require attention; and
•comprehensive multi-cloud, hybrid architecture support with the ability to monitor both cloud-native multi-tenant services and self-managed data management products.
IDMC Architecture
Our AI-powered data management cloud platform is based on a multi-tenant, multi-cloud, microservices-based architecture hosted on AWS, Microsoft Azure, Oracle and Google Cloud. It leverages intelligence resource management, auto-scaling, and partitioning logic to manage our compute and storage footprint, thereby driving resiliency, performance and efficiency. Our AI-powered data management cloud platform runs globally across multiple regions and within each region our microservices are distributed to avoid single points of failure in order to ensure fault tolerance even in the case of full physical data center outage. Our AI-powered data management cloud platform architecture consists of four critical components:

1. High performance connectors for cloud and on-premises data sources and targets:    Connecting and accessing data is an essential capability across all data management services. Our AI-powered data management cloud platform’s high-performance connectivity enables accessing data for multiple integration patterns including real-time, change data capture, batch, streaming or API. Through our AI-powered data management cloud platform, customers are able to access applications, databases, business intelligence tools, data modeling tools, data lakes, data warehouses, mainframes, messaging systems, file systems, IoT devices and other critical enterprise data repositories.
2. Optimized data processing engines:    Our AI-powered data management cloud platform offers multiple data processing options optimized for data volumes, types, latency and data management operations. We support unstructured data, complex hierarchical data and relational data types, deployed within our elastic and serverless compute environment. Our AI-powered data management cloud platform also offers flexibility of deploying these data management operations on third party compute platforms leveraging advanced pushdown optimization to AWS Redshift, Microsoft Azure Synapse, Google Cloud Big Query, Snowflake, Oracle and Databricks. Depending on the size of data, data locality, pattern of integration and ecosystem, our AI-powered data management cloud platform will select the best processing method.

3. Metadata and data intelligence:    Leveraging our portfolio of AI and machine learning algorithms applied to various metadata types (e.g., technical, business, operational, usage, social), our AI-powered data management cloud platform provides intelligence and automation across all data management services. By scanning and managing metadata from a wide variety of sources including databases, applications, files, cloud platforms, mainframes, big data stores, BI tools, ETL tools, modeling tools, hand code and scripts, context is captured through a metadata graph database to deliver a metadata system of record and automation recommendations for enterprise data management operations. Our AI-powered data management cloud platform manages a total of 40 petabytes of active metadata to automate tasks and processes, delivering thousands of hours of time and cost savings for our users.
4. Distributed multi-cloud control plane:    Our AI-powered data management cloud platform’s distributed multi-cloud control plane consists of a series of highly available, modular, scalable microservices deployed on AWS, Microsoft Azure, Google Cloud and Oracle Cloud that implement core capabilities such as design and development experiences, policy definitions, access control, security, and operational management. The control plane orchestrates interactions across the high performance connectors, optimized data processing engines, and metadata intelligence and data management services to deliver a unified experience supporting an agile data management development lifecycle across a wide variety of users and skill sets, including business users, technical users and administrators.

Our Products
Our AI-powered data management cloud platform includes a wide range of interoperable and integrated data management products that leverage the underlying shared platform services to deliver analytics, business 360, data democratization and modernization solutions to our customers at scale.

Data Catalog:    Our AI-powered Data Catalog enables organizations to discover, classify and organize data assets to provide a comprehensive inventory of data assets across the enterprise. Data consumers of all experience levels are enabled to use our Cloud Data Governance and Catalog ("CDGC") product to quickly find, access, and understand enterprise data using a simple Google-like search experience. CDGC allows organizations to spend less time finding data thereby accelerating analytics and modernization projects and enables them to implement end-to-end data governance programs. Cutting across departmental data silos, CLAIRE automatically discovers, tags, and classifies data and identifies data relationships and data provenance. CLAIRE-based recommendations are designed to guide users to the most trusted and relevant data, improving business outcomes and driving greater data consumption.
Data Integration and Engineering:    Data engineers, Extract-Transform-Load ("ETL") developers, and citizen integrators have the ability to use our products to ingest, transform and integrate data spanning departmental to enterprise scale workloads. These workloads include diverse and distributed data sources in multi-cloud, hybrid environments. The breadth and depth of our Data Integration capabilities accelerate the aggregation and processing of data to ready it for analytics, data science and enterprise reporting initiatives. Leveraging a simple graphical design experience, users can develop workloads across ETL, Extract-Load-Transform ("ELT"), reverse ETL, real-time and streaming data integration patterns. The primary difference between the traditional ETL and the modern ELT workflow is when data transformation and loading take place. In ETL workflows, data extracted from data sources is transformed prior to being loaded into target data platforms. Newer ELT workflows have data being transformed after being loaded into the data platform of choice.
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
API & Application Integration:    Citizen developers, application developers and architects can use our API & Application Integration products to create and manage APIs, application integration and process automation to modernize and accelerate their digital transformation programs. Informatica’s API and application integration capabilities span multi-cloud, hybrid environments and include application-to-application synchronization, business process orchestration, B2B partner management, composite application development, and API management. These capabilities integrate enterprise business processes, manage communication of data between partners via industry specific protocols, and expose APIs for business agility and application modernization through a low code/no-code development experience. Our API and Application Integration products also leverage CLAIRE AI to optimize application resource utilization, and secure APIs to reduce implementation complexity and increase user productivity.
Data Quality and Observability:    Data stewards and business analysts can use our Data Quality ("DQ") products to profile, cleanse, standardize, observe and monitor data using an extensive set of prebuilt data quality rules to deliver accurate, complete, and consistent data. Data Quality products are designed to produce clean and trusted data supporting governance, regulatory compliance, analytics, and other enterprise reporting initiatives. Our CLAIRE AI engine automatically generates data quality rules from plain text functional specifications for business users. CLAIRE leverages data profiling to continuously monitor and identify quality issues and then can automatically deploy fixes to promote high data quality. Our Data Quality products contain over 1,300 pre-built data quality rules for data domains, geographies and industries.
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
Governance and Privacy:    Data professionals can use our Data Governance and Data Privacy ("DG&P") products to define policies, govern data access and use, help ensure compliance with industry and corporate policies, manage data as an asset and reduce the risk of a data breach. These products enable organizations to deliver and consume trusted and protected data across the enterprise, increasing the value of data while reducing risk associated with compliance. Users define governance and privacy policies through an intuitive interface while CLAIRE automatically links these policies to actual enterprise data to ensure data governance rules are not only documented but also implemented and tracked consistently across the enterprise. In 2023, we acquired Privitar Limited, which allowed us to bolster our offerings for data access governance to enable organizations to democratize the ethical and safe use of data across enterprises.
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
Our AI engine: CLAIRE
CLAIRE is our AI engine that powers intelligence and automation across our AI-powered data management cloud platform and portfolio of products. CLAIRE is designed to manage petabytes of active metadata and deploys a broad spectrum of AI algorithms to automate tasks and data processes to deliver thousands of hours of time and cost savings for our customers. Key features of CLAIRE include:
•a search engine to rapidly discover data assets;
•contextual recommendations to match data to business needs;
•automation of data management operations spanning integration, quality, governance, protection, and matching;
•natural language processing to auto generate business rules for assessing and auto deploying data quality assessments and reporting measurements; and
•intelligent and automated matching and merging of related datasets designed to build a single source of truth at the petabyte scale.
CLAIRE’s insights and automation reduces the potential business impact from bad data and the need to manually review individual data points in massive data sets; saving significant amounts of time. As CLAIRE analyzes more data and business rules, its recommendation engine becomes more accurate and the sophistication of its automation increases.
During 2023, we also announced CLAIRE GPT, our generative AI-powered Data Management tool that is expected to be released in 2024. We expect that key features of CLAIRE GPT will include the ability to:

•learn from feedback from users and continuously adapt to generate more accurate and relevant responses;
•use natural language to find trusted datasets, explore relevance and understand business context; and
•generate pipelines, recipes, rules, connections, glossaries, policies, and datasets from simple text.

Key Benefits to Our Customers
Our data management cloud enables our customers to:
•Provide high quality trusted data to enable generative AI. Our AI-powered data management cloud platform provides holistic, governed, democratized data to enable successful generative AI deployments.
•Embrace the full benefits of the public cloud. We help customers accelerate the migration of their self-managed workloads to the cloud. Our data management cloud modernizes our customers’ applications and data management capabilities, allowing them to embrace innovation, create digital-first business models, reduce operating costs, and generate new revenue streams.
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

•Transition from reactive and tactical to proactive and strategic data management. Our approach to data management allows our customers to shift from deploying reactive tactical solutions for discrete, siloed use cases to developing a broader, more proactive data management strategy across the enterprise. Not only does this approach allow them to consolidate point solutions, it also enables them to scale their data management to meet the increasing demands of modern data-driven digital enterprises.
•Faster time to market and lower total cost of ownership. Our full suite of data management capabilities combined with CLAIRE’s AI automation capabilities allows organizations to standardize their enterprise data management needs on a single extensible platform with a unified metadata view.
•Consumption-driven pricing model. We offer a consumption-based pricing model to provide customers greater flexibility regarding use and consumption of a broad array of our cloud subscription offerings. The consumption-based pricing model is based on Informatica Processing Units ("IPUs"), which is an innovative way to measure the consumption of our cloud-based services.
•Scale on a neutral platform. We increase our customers' access to their data by integrating with and interoperating on their existing systems whether they are on multi-cloud or hybrid environments. We offer a neutral AI-powered data management cloud platform that can scale across all major cloud ecosystems.
Our Growth Strategies
We are pursuing our large market opportunity with growth strategies that include:
•Enable AI capabilities. We believe that generative AI requires data velocity, volume, variety and veracity for our customers to have access to correct, unbiased insights. Our CLAIRE GenAI capabilities will help drive new workloads and use cases for customers differentiating our innovations further. We continue to integrate AI-enabled products to support our customers' needs.
•Expand within existing customers.    We have a strong track-record of expanding within our existing customer base. We believe there are significant cross-sell and upsell opportunities within our existing customer base by adding new products, addressing new workloads, and growing with our customers’ overall data footprint. In addition, we assist our customers in migrating their traditional self-managed data management applications to our cloud solutions.
•Expand our total customer base.    Historically we have focused our direct sales efforts on IT leaders within large enterprises; however, as the universe of data practitioners expands, we have augmented our outreach to focus on targeting a line of business user with our cloud solutions and industry-based go to market ("GTM") sales teams. We continue to make strategic investments in sales to grow our overall customer base, with a focus on targeting IT leaders and end users of data-driven companies.
•Transition to a cloud-only strategy.   We are completing the pivot to our cloud-only strategy by prioritizing cloud-only organic growth and continuing investment in innovation for our cloud-based IDMC platform, while reducing our emphasis on self-managed solutions. We believe that a cloud-only model will allow us to simplify the organization from hybrid to cloud, create operational efficiencies and synergies by aligning our sales team in furtherance of this strategy, and improve our speed of execution.
•Continue to grow and develop our partner ecosystem. Our strategic partners—including cloud hyperscalers; cloud data platforms; global system integrators; and our value-added resellers and distributors—help extend the reach of our go-to-market strategy and accelerate the adoption of our AI-powered data management cloud platform. For additional information on our technology collaborations, see the section titled "— Our Partners." We plan to continue investing in R&D to maintain product support and compatibility with our strategic partners, and we intend to further build out our partner program to broaden our distribution footprint globally and drive greater awareness and consumption of our products.
•Continue to expand our international business. We believe that the addressable market for our AI-powered data management cloud platform in EMEA and Asia-Pacific is substantially larger than our current market penetration. As enterprises around the world increase their public cloud adoption, we see a significant opportunity to expand the use of our cloud subscription offerings outside of North America.
•Continue to advance IDMC by building new cloud subscription offerings. We plan to make significant ongoing investments in research and development to release new cloud subscription offerings that will further expand our addressable market. We will also continue to invest in our cloud go-to-market strategy with dedicated product management, pre-sales, customer success, consulting, and professional services to help drive greater usage of our AI-powered data management cloud platform among all data users.
Our Customers
We sell our AI-powered data management cloud platform to approximately 5,400 customers in approximately 100 countries and territories worldwide as of December 31, 2023. Our AI-powered data management cloud platform is used globally by enterprises of all sizes across a broad range of industries, including some of the world’s largest enterprises, government agencies, and high-profile brands that trust us with their data management needs. No customer accounted for more than 10% of our revenue in any of the last three years. As of December 31, 2023, our customers included 9 of the Fortune 10, 86 of the Fortune 100, and 893 of the Global 2000. The number of customers that contributed more than $1 million in Subscription ARR was 240, 206 and 153 as of December 31, 2023, 2022 and 2021, respectively. For the same periods, the number of customers that contributed more than $100,000 of Subscription ARR was 1,988, 1,916 and 1,660, respectively.
Our Partners
Our partner strategy is focused on delivering complete end-to-end solutions for our customers, driving general awareness of our AI-powered data management cloud platform, and broadening our distribution and reach to new customers. We actively work with four types of partners:
Cloud Platform Partners. We have strategic partnerships with the leading cloud hyperscalers including AWS, Microsoft Azure, Google Cloud and Oracle Cloud. These partnerships enable our customers to deploy on the platform of their choice and take advantage of the benefits of a multi-cloud, hybrid infrastructure. Customers can also access our products via AWS, Microsoft Azure, Google Cloud and Oracle Cloud marketplaces. We collaborate with our hyperscaler partners to produce new joint, integrated offerings and drive sales by focusing on unique customer problems and use cases. For example: (i) we have joint cloud migration and modernization programs with AWS, Microsoft Azure, Google Cloud and Oracle Cloud providing customers with a faster, cost-effective path to modernize to the cloud; and (ii) we are a Premier Google Cloud Partner and a Strategic Partner for Google Cloud Analytics Data Platform Migration, a SAP Smart Analytics priority solution plays.

Cloud Technology Partners. We also have strategic partnerships with leading cloud technology partners, including Snowflake, Databricks and MongoDB . These partnerships enable optimized data processing, spanning data integration, governance and cataloging to support a seamless user experience. We collaborate with our cloud technology partners to support new innovations in data processing. For example, in 2023, we announced two new innovations with Snowflake: (i) we released our Superpipe service for Snowflake, integrating complex ERP and CRM data up to 3.5x faster than previous approaches, and (ii) we announced the public preview of our Enterprise Data Integrator Snowflake native application. With Databricks, we enhanced Databricks-verified Unity catalog support for our Cloud Data Integration and Cloud Data Integration Free services. Finally we announced a new strategic partnership with MongoDB to bring a cloud-native, trusted data-driven applications to customers across financial services, insurance and healthcare verticals.
Global System Integrators. We have deep relationships with leading global system integrators, such as Accenture, Capgemini, Cognizant, Deloitte, Infosys, KPMG, LTI Mindtree, TCS and Wipro. We have over 30,000 certified Informatica professionals across these partners on IDMC, and work closely with these integrators in many of our key customer accounts on a daily basis . As well as being highly skilled on IDMC, our GSI partners have built Centers of Excellence inside their Data and AI practices to help scale delivery of our solutions. Many have also built their own industry solutions to address ESG, Cloud Modernization and Customer 360 which are based on IDMC.
Channel Partners. We have a scaled and well-defined alliances program where we partner with value-added resellers and distributors across the world to expand our reach in international markets. Our relationship with these channel partners ranges from fulfillment services to co-sell or independent resell in some markets.
Collectively, our robust partner ecosystem helps us source leads, drive awareness of our AI-powered data management cloud platform, build unique and tailored solutions for customers, and provide state-of-the-art training and implementation support to our customers. We continue to invest in formal alliances with leading consulting, data management, and implementation service providers to help our customers migrate their legacy data management solutions to the cloud.
Sales and Marketing
We sell our solutions primarily through a global direct sales team, which consists of field sales, technical sales, inside sales and partner sales professionals segmented by customer size and region. Our direct sales team is focused both on new customer acquisition and driving expanded use of our products with existing customers, as well as fostering long-term collaborations to drive their multi-year journey to the cloud. The breadth of our AI-powered data management cloud platform offerings allows us to engage at many levels of an organization and across many key buying personas and functional centers including, for example, the chief data officer’s organization, the chief information officer’s organization, and line of business buyers like within the chief marketing officer's organization and chief financial officer's organization. The substantial majority of our global sales and marketing efforts are carried out by teams located in North America, EMEA and Japan. In Asia-Pacific, we go to market with a combination of direct sales and channel alliances.
Our marketing strategy is global, data-driven and digital-first, designed to generate awareness of our products and a targeted pipeline of qualified opportunities. Our marketing team combines the creation of inbound demand, to drive traffic to our website and usage of our AI-powered data management cloud platform, with direct marketing, business development, and marketing efforts targeted at business and technology leaders. We believe in a data-driven targeting of all our user personas with personalized content, offers and messaging, including joint go-to-market initiatives with our strategic partners.
Customer Support and Success
We support our customers through a global customer support and success team consisting of approximately 900 employees as of December 31, 2023, primarily based out of 10 locations worldwide anchored around our major delivery hubs in Bangalore, Redwood City and Maidenhead . The primary objective of this team is to support our customers; helping them to realize optimal business value from our products by providing the right subject matter expertise to accelerate value creation. Our delivery framework is the right blend of people and technology, powered by a technology platform to interact with our customers and offer digital knowledge assets tailored to the customer persona for in-depth guidance on how to drive business outcomes with Informatica solutions. This team also manages customer renewals, and our renewal rates for subscription and maintenance in 2023 were 92% and 95%, respectively. Our Customer Satisfaction ("CSAT") score for the fourth quarter of 2023 was 4.7/5.0, with approximately 79% of our customers who responded to the survey rating us 5/5. The CSAT score is determined based on an internal survey of customers following the close of any support case, whereby customers rate their experience between 1 and 5 (with 5 being the highest). We achieved a 17% response rate for this survey and therefore the results may not be reflective of our broader customer base.
Research and Development
We manage our research and development costs with strategic development centers across the globe–Redwood City, California; Toronto, Canada; Stuttgart, Germany; Dublin, Ireland; and Bangalore, India. With over 1,700 full-time employees dedicated to research and development as of December 31, 2023, we spend over $300 million annually in research, development and related activities to advance our AI-powered data management cloud platform roadmap. On the partnership front, we are heavily invested in joint innovation and joint solutions with the major hyperscalers and cloud platforms . For additional information on our technology collaborations, see the section titled “—Our Partners.”
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
•ability to embed advanced AI and machine learning in our AI-powered data management cloud platform;
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
In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning climate-related matters, privacy, data protection, AI, spam, data storage, data localization, content regulation, cybersecurity, sanctions and export controls, government access to personal information and other matters that may be applicable to our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows and evolves, as an increasing portion of our business shifts to the cloud, and as our solutions are used by additional groups, we will become subject to laws and regulations in additional jurisdictions. For additional information, see the section titled “Risk Factors—Risks Related to Regulation.”

Privacy, Data Protection and Security
We place a priority on privacy, data protection and security. We are subject to, and maintain various policies and practices designed to comply with, applicable U.S. and foreign privacy, data protection and security laws, regulations, standards and contractual and other obligations, including with respect to our use, disclosure and other processing of personal information. These obligations, as well as their interpretation, are evolving and we expect them to continue to change over time, which have required, and may require, us to modify our practices and policies and to incur substantial costs and expenses in an effort to comply.
Our information systems and technical infrastructure for cloud services are hosted within SOC 2® attested data centers and utilize a combination of clustering, multiple datacenters and data replication to maintain high availability and resiliency. Our cloud subscription offerings utilize identity and access controls, multi-factor authentication, real-time security monitoring, and both encryption in transit and encryption at rest to protect customer data using keys unique to each tenant. We may need to take additional measures to maintain and improve our information security posture in an effort to avoid security breaches or incidents, including those affecting personal information or other sensitive or proprietary data. For additional information regarding risks relating to privacy, data protection, and security, see the sections titled “Risk Factors—Risks Related to Regulation.” and ITEM 1C. "Cybersecurity."
Human Capital Management
Our Values: DATA (Do Good, Act as One Team, Think Customer-First and Aspire & Innovate) are our foundation and define the Informatica experience. With the mutual goals of “delighting our employees and our customers”, we invest with strong intent to the lifecycle journey beginning with recruiting and onboarding, fostering a culture of inclusiveness, diversity, equity and belonging with a focus on growing both the business and our employees. Our employees receive competitive compensation and benefit programs, and are recognized in a number of ways, including employee driven appreciation and recognition programs. We frequently survey our employees and work to continually strengthen our culture. Our commitment to our employees was especially evident during the pandemic, and we have continued hybrid work protocols, with a multitude of programs designed to drive wellness and engagement as well as at home productivity. This commitment has been reflected in strong engagement scores.
As of December 31, 2023, we had over 5,000 full-time employees, including approximately 1,700 in product development, 1,200 in sales and marketing, 1,500 in operations and customer support, and 600 in general and administrative. As of December 31, 2023, over 3,600 of our employees were located outside the United States, with approximately 2,400 of our employees located in India. None of our U.S. employees are covered by collective bargaining agreements. However, in certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages.
Diversity and Inclusion
We are proud to be a global leader in the promotion and practice of diversity and inclusion. In addition to having offices and employees all over the world, we take pride in and celebrate our cultural diversity. Informatica searches the globe for top talent in an effort to recruit and hire diverse individuals with a variety of skills, experiences, and backgrounds. Our objective is to continue to improve our hiring, development, advancement, and retention of diverse talent and to foster an environment of inclusivity, diversity, equity and belonging ("IDEB"). Our employees are key contributors to supporting our IDEB vision with employee resource groups, postings and education on our IDEB site, organized company-wide celebrations, speakers, and community outreach.
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
Health and Safety
We recognize that a healthy environment and safe workplaces are critical to our business, strategy, and communities. We address environmental issues in an integrated manner to encompass protection of the environment as well as the health and safety of our workforce. Our policy is in place to protect our employees, families, customers, and our communities. We now use a hybrid working model for employees worldwide.

Compensation and Benefits
We provide robust market-based compensation and benefits to our employees. In addition to competitive base salaries, all qualified employees are eligible for variable pay and to participate in our Employee Stock Purchase Plan ("ESPP"). We grant equity awards to attract, reward and retain employees. Executive-level employees may receive performance stock units which are eligible to vest upon achievement of key financial targets.
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

Intellectual Property
Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As of December 31, 2023, we had 35 patent applications filed and 128 patents issued in a variety of jurisdictions. Our issued patents are scheduled to expire at various times through February 2041. In addition, we have registered identifiers important to our business including “Informatica” and “CLAIRE” as trademarks in the United States and other jurisdictions. We are also the registered holder of a variety of domestic and international domain names that include “Informatica” and similar variations. In addition to the protections provided by our intellectual property rights, as part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. Where appropriate, we have also entered into patent cross-license agreements with third parties, thereby acquiring additional intellectual property rights which preserve our ability to pursue normal business activity and minimize our risks in entering new and adjacent technology markets.
Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products and services that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third parties may also claim that our AI-powered data management cloud platform infringes their intellectual property rights. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us or our customers or channel partners, whom our license or other agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain services or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected subscriptions or services, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. We are not aware of any current infringement of any third-party patents or other proprietary rights by us, although we cannot guarantee this is the case. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business. For a further discussion of our intellectual property rights, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”
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
Available Information
Our website is located at www.informatica.com, and our investor relations website is located at http://investors.informatica.com. We have used, and intend to continue to use, our Investor Relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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
•Our business and revenue have been adversely affected and could in the future be adversely affected by macroeconomic factors in the global economy, including those related to inflationary pressures, volatility and uncertainty in the financial services industry, shifting foreign exchange rates, geopolitical disruptions, and the effects of global health crises.
•A security breach or incident may compromise the integrity of our products, create service outages for our hosted products, or allow unauthorized access to our network or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.
•We have experienced strong subscription revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•If our existing customers terminate or do not renew their subscriptions or maintenance contracts, it could have an adverse effect on our business and results of operations.
•If we do not successfully manage our strategy and business model transition for our cloud- and subscription-based offerings, including our consumption-based license model, our business may become more difficult to predict and our results of operations may be adversely affected.
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
•The loss of our key personnel, unexpected sales force personnel turnover or decrease in sales force productivity, or the inability to attract and retain additional skilled personnel could adversely affect our ability to grow our company successfully and may negatively impact our results of operations.
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
The success of our business depends on our ability to attract and retain customers. To do so, we must persuade decision makers at enterprises and other organizations that our products offer significant advantages over those of our competitors. Other factors, many of which are out of our control, have impacted or may in the future impact our ability to attract and retain customers, including:
•our failure to generate sufficient awareness and demand for our products;
•our failure to meet sales targets for net new subscription business including our cloud offerings;
•our failure to migrate on-premise products to cloud subscription offerings;
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
•our failure to expand, retain, motivate and align our sales and marketing personnel;
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
Our business and revenue have been adversely affected and could in the future be adversely affected by global macroeconomic factors, including those related to inflationary pressures, volatility and uncertainty in the financial services industry, geopolitical disruptions, and the effects of global health crises.
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to inflationary pressures, volatility and uncertainty in the financial services industry, and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. Our revenues are subject to foreign currency exchange volatility, resulting in a favorable impact of approximately $2.6 million from foreign currency exchange rates for the year ended December 31, 2023 compared to the year ended December 31, 2022. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments or cancellations from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, in 2022 and 2023 we experienced lengthening sales cycles, a decrease in pipeline conversion rates and slower revenue growth. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
The full extent of the impact of current macroeconomic factors, including those related to inflationary pressures, volatility and uncertainty in the financial services sector, foreign exchange rates, geopolitical disruptions, and the effects of global health crises, on our operational and financial performance remains uncertain and will depend on many factors outside of our control. Due to our subscription-based business model, the effects of any such factors may not be fully reflected in our results of operations until future periods. To the extent these factors adversely affect our business, results of operations, and financial condition, this may also have the effect of heightening many of the other risks described in this section.

A security breach or incident may compromise the integrity of our products, create service outages for our hosted products, or allow unauthorized access to our network or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to implement cybersecurity risk management processes that maintain the security and integrity of our product source code and the computer systems that are used to develop and host our products. However, the threats to computer systems, networks and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” ransomware attacks, malicious code (such as viruses and worms), employee error, theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network and service providers' systems, and the information they store and process. These risks and threats are heightened by the fact that many of our employees and service providers work remotely. Like all cloud service providers and organizations, our cloud software and enterprise networks could be affected by incidents caused by cybersecurity attacks. The impact of such an incident could disrupt the proper functioning of our products, create a service outage for our cloud services, cause errors in the output of our customers’ work, allow unauthorized access to, or use, disclosure, loss, acquisition, modification, unavailability, destruction or other processing of, sensitive, proprietary or confidential information of ours or our customers, and cause other destructive outcomes.
If any actual or perceived cybersecurity attack or security breach or incident affecting us or our products or services were to occur, our services could be delayed or interrupted, our reputation may suffer, customers may stop buying our products and services, we could face claims, lawsuits and other proceedings by governmental and private actors, could face fines and other potential liability, and could find it necessary or appropriate to expend significant capital and other resources to alleviate problems caused by the cybersecurity attack or security breach or incident, and our business, renewal rates, results of operations and financial condition could be negatively affected. We and our service providers may face difficulties or delays in identifying, remediating and otherwise responding to any cybersecurity attack or other security breach or incident.
In addition, as we continue to devote more resources to evaluate our computer systems, networks and products for security vulnerabilities, the cost of addressing these vulnerabilities and otherwise working to prevent security breaches and incidents could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products and cloud services, customers may delay or stop purchasing our products and cloud services. Furthermore, we expect the risks related to computer system, network or security incidents to increase as we continue to develop our products and cloud subscription offerings, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments.
We use open source and other third-party libraries and applications, which may be subject to security vulnerabilities that affect our products, services or operations. These providers historically announce security vulnerabilities in their products and libraries from time to time, which our operations and development teams monitor and evaluate for impact to our products and services. We expect these third-party providers to continue testing and making similar announcements. These announced vulnerabilities have caused our security, operations, development and customer success personnel to invest unplanned time and resources in investigation, patching, documentation, and customer communications.
We also engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, fraud and other means of effectuating security breaches and incidents. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, acquisition, modification, unavailability, destruction or other processing of, our and our customers’ data, including sensitive and personal information. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our products and services.
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
Further, we have incorporated artificial intelligence ("AI") technologies into our platform, and may continue to do so in the future. Our use of AI technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

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

We have experienced strong subscription revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.
We have experienced strong subscription revenue growth in recent periods. We recognized subscription revenues of $1,003.5 million, $857.2 million and $747.7 million, representing approximately 100%, 99%, and 96% of total software revenue during the years ended December 31, 2023, 2022 and 2021, respectively. The year-over-year growth rates for subscription revenue were 17%, 15%, and 26% during the years ended December 31, 2023, 2022 and 2021, respectively, on the basis of year-over-year additions of $146.3 million, $109.5 million and $153.8 million in subscription revenue for those same periods. As we increase our total subscription revenue in any given period, it requires higher year-over-year increases in the absolute value of new subscription revenue to maintain the same percentage growth rate. As a result, our current subscription revenue growth rates have declined and may continue to decline, may not be indicative of our future subscription revenue growth rates, may be adversely impacted by foreign exchange rates, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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
We expect to derive a significant portion of our Subscription ARR from our existing subscription customer base. For the year ended December 31, 2023, approximately 90% of our total Subscription ARR was generated from existing subscription customers. As a result, achieving a high renewal rate of our subscriptions is critical to our business. Our customers typically have no contractual obligation to renew their subscriptions after the completion of their then current subscription term, which is typically one to three years, and certain of our customers have a right to terminate during the subscription term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our platform or our customer support, their failure to utilize all of the IPUs purchased in their original agreement, our products’ inability to integrate with new and changing technologies, the perception of frequent or severe subscription outages, delays or lags in our product uptime or latency, and a mismatch in the pricing of our products and competing offerings.
Even if our customers renew their subscriptions, they may renew for shorter subscription terms than we anticipate, they may not expand the usage of our products at the rate we are expecting, or they may insist on other renewal terms that are less economically beneficial to us. We cannot be certain that our customers will renew or expand their subscriptions nor can we be certain that our customers will not terminate their subscriptions in whole or in part. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline, our subscription renewal rate and subscription net retention rate may decline, and we may not accurately predict future revenue from existing customers.
Furthermore, in 2023, we had $496.0 million of maintenance revenue, which was 31% of our total revenue of $1,595.2 million. In 2022, we had $520.0 million of maintenance revenue, which was 35% of our total revenue of $1,505.1 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then-current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud subscription offerings, customers’ lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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
If we do not successfully manage our strategy and business model transition for our cloud- and subscription-based offerings, including our consumption-based license model, our business may become more difficult to predict and our results of operations may be adversely affected.
The continued adoption of cloud services, the increasing customer demand for subscription-based licensing, the accelerating volume and diversity of data creation, and the critical importance of security continue to redefine business computing. We offer our products on a subscription-based license model including our cloud data management products that provide our customers with functionality within a cloud-based IT environment. Our strategy and business model for these subscription-based offerings, which are also offered on a consumption-based pricing model, differs from our legacy perpetual license-based model, continue to evolve and are subject to risks and uncertainties. It is difficult to forecast the revenue mix of perpetual, maintenance, self-managed subscription and cloud subscription for our new sales and this makes it challenging to predict what portion of our new sales will be recognized as revenue in the current period versus recognized ratably over multiple periods.
We have continued to build on our cloud-focused strategy with the development of IDMC. As a result, we are deriving an increasing portion of our revenues over time from our subscription-based offerings. For example, we are investing in our go-to-market strategies and customer success organization for our cloud subscription offerings and self-managed subscription products. These go-to-market strategies and efforts differ from those we have used for perpetual license software products, may be temporarily disruptive and result in reduced sales productivity in addition to increased costs. The market for subscription-based offerings is not as mature as the market for perpetual license products and it may not develop as anticipated. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including concerns regarding the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, self-managed software solutions, and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription-based offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription-based offerings. Also, we expect demand for our subscription-based offerings to unfavorably impact demand for certain of our other products and services, such as support services on perpetually licensed products. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. Additionally, our future success depends in part on the growth of the market for cloud data management solutions and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data management solutions and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all. We may incur costs at a higher than expected rate as our subscription business continues to expand, adversely affecting our financial performance. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings, which will have an adverse impact on our margins. As we continue to focus increasingly on cloud only solutions, we expect that fewer resources will be devoted to our self-managed offerings, which may cause customers who are only interested in self-managed solutions to not renew their subscription for those self-managed solutions. If we are unable to successfully establish our subscription offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively affected.
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally under perpetual licenses, to our new cloud-based data integration offerings. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 4.8% of that installed base maintenance revenue to our cloud solution. These migration projects can be time consuming and may require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our maintenance installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.
Legal and regulatory changes in jurisdictions in which we do business, including regulations relating to artificial intelligence and machine learning or to localization and transfer of personal and other regulated types of data, and changes in the manner in which those laws and regulations are interpreted and enforced, could deter or reduce customer demand.
Changes in laws and regulations relating to artificial intelligence and machine learning, data privacy, data protection, and security, and changes in how courts and supervisory authorities interpret and enforce those laws and regulations, may have the effect of deterring customers in some jurisdictions from commencing, continuing, or expanding use of our products and services. In particular, laws and regulations relating to the localization of categories of information in the jurisdiction of origin or to restrictions on transfer of categories of information out of the jurisdiction may reduce demand for our provision of cloud, professional and support services and/or inhibit our ability to offer those services efficiently and effectively with the features customers desire. This risk is heightened as more customers use cloud services in lieu of self-managed software. Even where we host cloud services in a customer’s jurisdiction, regulators concerned about the possibility of surveillance and intelligence gathering by foreign government entities may encourage those customers to seek alternative services of locally owned and controlled providers where available. If we are unable to retain existing customers and attract new customers as the legal and regulatory landscape continues to change, or if we fail to adapt to these changes, our results of operations may suffer. See risks related to privacy, data protection and information security regulation under “Risks Related to Regulation” below.
The loss of our key personnel, an unexpected turnover in sales force personnel or decrease in sales force productivity, or the inability to attract and retain additional skilled personnel could adversely affect our ability to grow our company successfully and may negatively impact our results of operations.
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
The future success of our business requires us to add, attract, train, and retain skilled personnel. We provide business practices training to our sales teams. Our business is subject to increasing structural and regulatory complexity which makes it more critical for us to attract and retain qualified and technically competent employees in the United States and internationally. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience unexpected levels of turnover, our results of operations may be negatively affected.
We continue to be substantially dependent on our sales force to obtain new customers and to drive additional usage and sales among our existing customers. We believe that there is competition for sales personnel, including enterprise sales representatives and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue targets will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Further, from time to time, we have experienced an increased level of turnover in our direct sales force, particularly in the first quarter of a year. Such increase in the turnover rate affects our ability to generate software revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of approximately nine months. We continue to invest in training for our sales personnel, including updates to cover new, acquired, or enhanced products, as we broaden our product platform. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as changes in our strategy, market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, particularly sales specialists or domain experts, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate revenues from both new and existing customers and our growth rate may be negatively affected.

We have relied on our ability to grant equity awards as one mechanism for recruiting and retaining highly skilled talent. If our stock price falls significantly below the exercise price of stock options previously granted to employees, or has fallen from the grant date value for employee RSUs, the retention value of the equity awards we have made to employees is reduced proportionally, which may lead to higher voluntary attrition rates. As a result, we may need to provide additional cash or equity compensation to recruit and retain employees.
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
The market for our products is characterized by continuing technological development, the emergence of new technologies, evolving industry standards, changing customer needs, and frequent new product introductions and enhancements. The introduction of products by our competitors or others incorporating new technologies, such as the use of AI or machine learning, the emergence of new industry standards, or changes in customer requirements could render our existing products obsolete, unmarketable, or less competitive. In addition, industry-wide adoption or increased use of hand-coding, open source standards or other uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Furthermore, the standards on which we choose to develop new products or enhancements may not allow us to compete effectively for business opportunities.

Our success depends upon our ability to enhance existing products, to respond to changing customer requirements, and to develop and introduce new products in a timely manner that keep pace with technological and competitive developments, including those that may incorporate artificial intelligence and machine learning ("AI/ML"), and emerging industry standards we may be subject to new, or heightened legal, ethical, and other challenges. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of subscriptions to our products and purchase those of our competitors instead. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance.
Our current research and development efforts, including the introduction of new products, the integration of acquired products, and the enhancement of existing products, may not be successful or result in significant revenue, cost savings or other benefits in the near future, if at all.
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data management software and services, especially for broader data management initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data management needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in June 2023, we acquired Privitar Limited, a provider of data privacy and security controls for enterprise data customers. Also in 2023, we released the PowerCenter Cloud Edition to accelerate and automate much of the migration effort associated with modernizing from on-premises PowerCenter to IDMC. We intend to continue our investments to develop and introduce new products and product enhancements.
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

Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $335.1 million, $318.8 million and $260.7 million of research and development expense during the years ended December 31, 2023, 2022 and 2021, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. For example, while the use of AI/ML are leading to advancements in technology, if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and we are investing in our go-to-market strategies for our newer products.
Additionally, we have in the past experienced bugs, errors, or other defects or deficiencies in new products, including cloud subscription offerings and product updates and may have similar experiences in the future. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
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
The market for cloud-based data management solutions is not as mature as the market for on-premises products, and it may not develop as anticipated. In addition, market acceptance of cloud-based solutions may be affected by a variety of factors, including concerns regarding the security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, on-premises software solutions and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions. If our cloud-based solutions do not achieve widespread adoption or the market for cloud-based data management solutions generally does not evolve as expected, it could result in reduced customer purchases, reduced renewal rates and decreased revenue, any of which will adversely affect our business, financial condition and results of operations.
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
We continue to experience a reduced conversion rate of our overall pipeline year over year, primarily as a result of general economic slowdowns and general macroeconomic uncertainty due in part to geopolitical disruptions, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Recent and current global macroeconomic uncertainty and trends have had and may continue to have an adverse effect on our pipeline conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of investors, which could cause our stock price to decline.
We have international operations and sales offices in other countries and have experienced and may continue to experience various leadership transitions in our worldwide sales organization.
We recognized $528.3 million, $535.7 million and $496.8 million of sales and marketing expense during the years ended December 31, 2023, 2022 and 2021, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience unexpected turnover in sales personnel, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase subscriptions to our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty, inflationary pressures, volatility and uncertainty in the financial services sector, geopolitical disruptions, and other challenging global economic conditions, have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the size of transactions, and length of our sales cycle. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data management initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. In addition, the purchase of subscriptions to our products may be delayed, or our sales cycle may become more complex, due to potential conflicts in our sales channels and sales processes if we increasingly sell our subscription-based offerings to accounts that have pre-existing perpetual license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase subscriptions to our products typically ranges from three to twelve months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of subscriptions to our products, including:
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

Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. In prior years, fluctuations in foreign currency exchange rates have negatively affected, and in the future could negatively affect our revenues. Changes in foreign currency exchange rates driven by the general weakening of the U.S. dollar favorably impacted reported revenue by approximately $2.6 million in the year ended December 31, 2023. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the year ended December 31, 2023 using the prior year's exchange rates.
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
Our Informatica Partner Program agreements with our strategic partners typically have a duration of 24 months, and generally may be terminated for any reason by either party with advance notice prior to each renewal date. It should be noted that in some jurisdictions, even with a right to termination for convenience, partners may be entitled to compensation upon termination, depending on local law, their level of investment and the notice period given. There can be no assurance that we will retain these strategic partners or that we will be able to secure additional or replacement strategic partners. The loss of one or more of our significant strategic partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, many of our new strategic partners require extensive training and may take several months or more to achieve productivity. Our strategic partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our strategic partners misrepresents the functionality of our offerings, violates laws or does not comply with our policies or their own policies. If our strategic partners are unsuccessful in fulfilling the orders for our offerings, or if we are unable to enter into arrangements with and retain high quality strategic partners, our ability to sell our offerings and results of operations could be harmed.
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
We offer and sell software products delivered as a cloud service and software that is self-managed by our customers using their own infrastructure. Our cloud solutions enable quick setup and subscription pricing. We have less experience selling our cloud service offerings. Although a majority of our subscription revenue is currently generated from customers using our self-managed products, we believe that over time more customers will move to the cloud offering. As more of our customers transition to the cloud, we may be subject to additional contractual obligations with respect to privacy and data protection, service level agreements, as well as competitive pressures and higher operating costs, any of which may harm our business. We are directing a significant portion of our financial and operating resources to implement a robust cloud offering for our products, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our cloud offering competitively, and our business, results of operations and financial condition could be harmed. If our cloud offering does not develop as quickly as we expect, or if we are unable to continue to scale our systems to meet the requirements of a large cloud offering, our business may be harmed.

We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time due to a number of factors, including the mix of our self-managed subscription products, cloud subscription offerings, and professional services revenue. Due to the differing revenue recognition policies applicable to our self-managed subscriptions and cloud subscriptions, shifts in our business mix from quarter-to-quarter or period-to-period could produce substantial variation in revenue recognized. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower-margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability, unpredictability and varying revenue recognition methods could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could decline significantly.
We have a history of losses and may not be able to achieve or maintain profitability on a consistent basis. If we cannot achieve or maintain profitability, our business, financial condition, and results of operations may suffer.
We have incurred net losses since we were taken private in a 2015 transaction led by Permira and CPP Investments (each a "Sponsor" and together "our Sponsors") as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $145.9 million, $185.6 million and $241.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $151.4 million, $78.0 million and $132.4 million, in the fiscal years 2023, 2022 and 2021, respectively. As a result, we incurred net losses of $125.3 million, $53.7 million and $99.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. As a result, we had an accumulated deficit of $1,308.5 million as of December 31, 2023. In addition, while we expect that our operating expenses will decrease year over year as percentages of total revenues in fiscal year 2024 due to the restructuring we announced in November of 2023, we anticipate that our operating expenses generally will increase in the long term as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, increases in interest rates have impacted and will continue to impact profitability as our Credit Facilities (as defined below) have variable interest rates which are no longer being offset by the interest rate swaps that we previously entered into and matured on December 31, 2022.
Our ability to increase sales of our offerings is highly dependent on the quality of our products and customer support, and our failure to offer high quality products and support would have an adverse effect on our business, reputation and results of operations.
After our products are deployed, our customers depend on our maintenance and support services to resolve issues relating to our products, as well as our professional services, consisting of consulting and education services. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our products, our ability to sell additional subscriptions to existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with potential customers could be damaged. Many larger enterprise and government entity customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these enterprise customers, it may be more difficult to grow sales with them.
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
We recognize a portion of our total subscription revenue ratably over the term of the subscription agreements, which are typically one to three years in length. As a result, the subscription revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in subscription agreements in any one quarter may not significantly affect, if at all, our results in that quarter but could result in a reduction of revenue recognized in future quarters. We may not be able to adjust our cost structure in response to changes in revenue. Accordingly, the effect of significant downturns in sales of products sold as a subscription may not be fully reflected in our results of operations until future periods. Also, since revenue from customers is recognized, in part, over the term of their subscription, it is difficult for us to rapidly increase revenue through additional sales in any period. The timing of such revenue recognition may make it more difficult to forecast sales and trends in our business, particularly changes in revenue, and could have a potentially negative impact on our financial performance. By contrast, a significant majority of our costs are expensed as incurred. As a result, an increase in customers could result in our recognition of more costs than revenue in the earlier portion of the subscription contract term.
Furthermore, our customers have no obligation to renew their subscription agreement after the expiration of their then current subscription period, and in fact, some former customers have elected not to renew. As a result, we may not be able to accurately predict future renewal rates, and our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including lack of satisfaction with our subscription-based offerings, the prices of our subscription-based offerings and being uncompetitive with the prices offered by competitors, perceived security risks associated with our systems, reductions in customers’ spending levels, a competitor’s product being perceived as better than our product, and general economic conditions. If our customers do not renew their subscriptions, or if they renew on less favorable terms, our revenue may decline.

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
If our products are unable to interoperate with products and services developed and maintained by third parties that are not within our control, our ability to develop and sell our products to our customers could be adversely affected, which would result in harm to our business and operating results.
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
From time to time, we evaluate potential acquisitions in complementary businesses, products, or technologies. For example, in July 2023, we acquired Privitar Limited, a provider of data privacy and security controls for enterprise data customers.

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
•any inability to generate revenue from the acquired company’s products in an amount sufficient to offset the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to the acquired company’s installed customer base or the acquired company’s products to our installed customer base; and
•the failure to adequately identify or assess significant problems, liabilities or other issues, including issues with the acquired company’s technology or intellectual property, product quality, security, privacy practices, accounting practices, employees, customers or partners, regulatory compliance, or legal or financial contingencies, particularly when the acquired company operates in international jurisdictions.
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
In addition to our traditional data management and data quality products, we have expanded our platform to include products and services in the emerging market for broader data management initiatives, such as cloud data integration, cloud application integration, cloud data quality and governance, enterprise data catalog, master data management ("MDM"), customer data platform, enterprise integration platform as a service, and data privacy management, among others. The market for our broader data management products and services remains relatively new and continues to change, and efforts to expand beyond our traditional data management products may not succeed and may not result in significant revenue. For example, we announced that we are increasing our investments to develop new products that continue to expand our offerings beyond our traditional data management products.
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
We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue targeted hiring to support our business strategy. If we do not maintain our strong corporate culture as our workforce changes , we may be unable to foster the innovation, creativity, and entrepreneurial spirit that we believe we need to support our growth and to maintain our leadership position in the data management market. Our 2023 reductions in force may also affect employee morale and relationships, which could have an effect on our corporate culture.
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
•the unpredictability of the timing of our receipt of orders for self-managed subscriptions-based licenses, the revenue for which we typically recognize the majority upfront;
•the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;
•network outages or performance degradation of our cloud service;
•security breaches and incidents;
•general economic, industry and market conditions, including inflationary pressures, volatility and uncertainty in the financial services sector, and any geopolitical disruptions or economic responses and counter-responses or otherwise by various global actors, including the military conflicts between Russia and Ukraine and involving Israel and Hamas;
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
In addition, from time to time we may make strategic investments in private companies. Our strategic investments in private companies are subject to risk of loss of investment capital. Some of these investments may have been made to further our strategic objectives and support our key business initiatives. Our strategic investments in private companies are inherently risky because the markets for the technologies they have under development are typically in the early stages and may never materialize. We could lose the value of our entire investment in these companies.
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
We utilize third-party data center facilities and public cloud providers, including AWS, Microsoft Azure and Google Cloud, to host certain of our services, systems and data. Each of our commercial agreements with AWS, Microsoft Azure and Google Cloud have three-year terms through 2024 or 2025 and will remain in effect until terminated by us or the respective counterparty. AWS may terminate the agreement for convenience by providing us at least 180 days’ advance notice or for cause upon a material breach of the agreement, subject to a 30-day notice and cure period. Microsoft Azure may terminate the agreement without cause upon 60 days’ notice or for material breach, subject to a 30-day notice and cure period. Google Cloud may terminate the agreement for material breach with a 30-day notice and cure period, if we cease operations or become subject to insolvency proceedings and the proceedings are not dismissed within 90 days, or we are in material breach more than twice notwithstanding any cure of such breaches. From time to time, we renegotiate or renew these agreements to meet our business needs, and there can be no assurance that we will be able to do so on commercially reasonable terms, or at all. While we believe that we could adjust or renew our agreements or transition among these cloud infrastructure providers or to alternative providers on commercially reasonable terms if needed, in the event any of these third-party facilities or public cloud providers become unavailable due to outages, interruptions or other unanticipated problems, or because they are no longer available on commercially reasonable terms, we and some of our customers would incur additional development and other increased costs to enable the transition, we may fail to meet our service level obligations in our customer agreements, and our operations may be impaired, which would adversely affect our business.
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
Upgrades to our internal systems, processes, and controls may require us to implement incremental internal controls or additional reporting measures to evaluate the effectiveness of such upgrade or improvement, or to adopt new processes or procedures in connection with the upgrade or improvement. We may not be able to successfully implement upgrades and improvements to our systems, processes, and controls in an efficient or timely manner, if at all, and we may discover deficiencies in existing systems, processes, and controls, which could adversely affect our business. We have licensed technology and utilized support services from various third parties to help us implement upgrades and improvements. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. The support services available for such third-party technology also may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. In addition, we use both self-managed and cloud resources, and any security or other flaws in such resources could have a negative impact on our internal systems, processes, or controls.
We may also need to realign resources from time to time to more efficiently address market or product requirements. For example, in January 2023, we announced a plan to reduce our workforce by approximately 450 employees, representing approximately 7% of our current global workforce (the "January Plan"), and in November 2023, we announced a plan to reduce our workforce by approximately 500 employees, representing approximately 10% of our current global workforce, and reduce our global real estate footprint (the “November Plan”). As disclosed in our Current Report on Form 8-K, filed on November 1, 2023, we estimated that we will incur non-recurring charges of approximately $35 million to $45 million in connection with the November Plan, primarily related to cash expenditures for employee transition, notice period and severance payments, employee benefits, real-estate related charges, and other costs. We expect that the majority of these charges will be incurred by the end of the first quarter of 2024 and the implementation of the November Plan to be substantially complete by the end of the third quarter of 2024. To the extent the current or any future realignment requires changes to our internal systems, processes, and controls or organizational structure, including a slowdown in hiring or a further reduction in force, we could experience disruption in customer relationships, increases in costs, increased employee turnover, and decreased employee morale and productivity. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to comply with U.S. and international laws.
Risks Related to Regulation
Our effective tax rate is difficult to project, and changes in such tax rate or adverse results of tax examinations could adversely affect our operating results.
Based on our corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. We are a United States-based multinational company subject to tax in multiple United States and foreign tax jurisdictions. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix of income shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. . The Organization for Economic Co-operation and Development ("OECD") has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar 2. While some countries have begun implementing framework rules effective in 2024, most countries, including the United States, have not enacted comprehensive legislation to address the new global minimum tax rules. It is possible that as countries enact rules to implement the new framework that our tax uncertainty could increase and ultimately affect our provision for income taxes.In addition, the authorities in the jurisdictions in which we operate could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
We have implemented and maintain security measures intended to protect personal information, and we require our service providers to implement and maintain security measures intended to protect personal information they maintain or process for us. However, our security measures and those of our service providers remain vulnerable to various threats posed by hackers and criminals and by internal errors. If our or any of our service providers' security measures are overcome and any personal information that we or our service providers collect, store or otherwise process is breached, compromised or otherwise subject to loss, unavailability, unauthorized access, use or other processing, or if any of these is believed or perceived to have occurred, we may be required to comply with costly and burdensome breach notification and other obligations. We may also be subject to regulatory investigations, enforcement actions and other proceedings and private claims, demands and lawsuits. For example, the California Consumer Privacy Act ("CCPA") imposes a private right of action for certain security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private action, settlements and other consequences. In addition, any actual or perceived security incident is likely to generate negative publicity and may result in additional cost and liability to us, harm our reputation, inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.

We are subject to various laws, regulations, standards and contractual and other obligations related to privacy, data protection and security.
We are subject to various laws, regulations, standards and contractual and other obligations relating to privacy, data protection and security. These obligations are rapidly evolving, may be subject to varying interpretations and enforcement, and are likely to remain uncertain for the foreseeable future.
Internationally, virtually every jurisdiction in which we operate has established its own privacy, data protection and security legal frameworks with which we or our customers must comply. For example, the EU's GDPR and UK's Data Protection Act impose numerous obligations relating to the processing of personal data including, with respect to transfers of personal data to other countries that have not been found to provide adequate protection to such personal data. These regimes provide for significant penalties and other consequences for noncompliance. Similarly, in the United States, various state and federal laws, regulations and standards govern privacy, data protection and security. For example, in California, the CCPA, as modified by the California Privacy Rights Act, requires covered companies to, among other things, provide disclosures to California consumers, and afford such consumers privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. Numerous other states have proposed, and in certain cases enacted, similar legislation. Further, we may be required to publicly post policies and other documentation regarding our privacy, data protection, or security practices, including with respect to our use, disclosure and other processing of personal information. We also may be subject to, or be alleged to be subject to, various standards and contractual and other obligations relating to privacy, data protection, or security, such as the Payment Card Industry Data Security Standard.
The effects of privacy, data protection and security laws, regulations, standards and contractual and other obligations are significant and have required, and may require, us to modify our practices and policies and to incur substantial costs and expenses in an effort to comply. Because the interpretation and application of many of these actual and asserted obligations are uncertain, it is possible that they may be interpreted and applied in a manner that is inconsistent with our practices or the features of our products, and we could face fines, lawsuits, regulatory investigations and other proceedings and other claims and penalties, and we could be required to fundamentally change our products or our business practices, any of which could have an adverse effect on our business. Any inability or perceived inability to adequately address privacy, data protection or security concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy, data protection or security laws, regulations, standards, or contractual or other actual or asserted obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations, standards, and contractual and other obligations that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, data protection and security concerns, whether valid or invalid, may inhibit market adoption of our products, particularly in certain industries and countries outside of the United States. If we are not able to adjust to changing laws, regulations, standards, contractual and other obligations relating to privacy, data protection and security, our business may be harmed.
As our business expands, we are subject to increasingly complex regulatory and compliance obligations and differing business practices, both foreign and domestic, which may strain our resources and divert management’s attention.
During the past few years, our organizational structure has increased in complexity due to compliance with financial reporting obligations, tax regulations and tax accounting requirements, acquisitions, our relationships with channel partners, and other regulatory and compliance requirements, including compliance with the rules and regulations related to anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act ("FCPA") and the UK Bribery Act of 2010 ("UK Bribery Act") or those related to anti-trust or anti-competitive market practices, including Article 101(3) of the Treaty on the Functioning of the European Union or U.S. anti-trust laws. In addition, new or changing rules and regulations, including those relating to corporate governance, securities laws and public disclosure, often create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These practices may evolve over time upon new guidance from regulatory or governing bodies, resulting in continued uncertainty regarding compliance and higher costs to adopt or modify our practices accordingly. Also, as we expand internationally, we become subject to the various rules and regulations of foreign jurisdictions. If we are unable to effectively comply with the rules and regulations applicable to us, particularly those relating to financial reporting, investors may lose confidence in our ability to manage our compliance obligations. Furthermore, we continue to develop our cloud services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. These new cloud services may expose us to higher regulation than our traditional self-managed products and services, particularly with respect to privacy, data protection and security. Our efforts to comply with all of these requirements may result in an increase in expenses and a diversion of management’s time and attention from other business activities. If our efforts to comply differ or are perceived to differ from those intended or required by regulatory or governing bodies, such authorities or others may initiate inquiries or other proceedings against us, and we may be subject to fines, other liabilities and damages to our reputation, any of which may have an adverse effect on our business, financial condition and results of operations.
Overall, the combination of increased structural complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent employees in the United States and internationally.We provide business practices training and other comprehensive training to our sales teams, which has increased in rigor as our business has become more complex.
We, our employees, agents, representatives, business partners, and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third-party intermediaries, even if we do not explicitly authorize such activities. We maintain a presence or conduct business in the Asia-Pacific, Middle East/Africa, and Latin America regions, where business practices can differ from those in the U.S. and can create internal control risks. We cannot assure you that all of our employees and agents will not take actions in violation of applicable law, for which we may be ultimately held responsible. Any allegations or violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects.
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business and operations.
We use machine learning and AI technologies in our offerings and business, including in solutions complementing our CLAIRE-powered IDMC platform, and we are making investments in expanding our AI capabilities in our products and offerings, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as evolving legal and regulatory landscapes. Laws and regulations applicable to AI continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the European Union's Artificial Intelligence Act will prohibit certain AI applications and systems and impose additional requirements on the use of certain applications or systems. The use of AI technologies in new or existing products or offerings may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects.
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
If we fail to establish or maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our Class A common stock may be adversely affected.
As a public company in the United States, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). We have designed, implemented and tested the internal control over financial reporting required to comply with these obligations. This process is time-consuming, costly, and complicated. In addition, our independent registered public accounting firm are required to attest to the effectiveness of our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm expresses a negative opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
The Restructuring Transactions were intended to simplify our organizational structure in connection with our initial public offering on October 29, 2021 (our "IPO"). There can be no assurance that the IRS or other taxing authorities in the United States, Europe and Asia will not seek to recharacterize or reorder the Restructuring Transactions or to assert a claim for withholding or other taxes in connection with the Restructuring Transactions, which if successful, could result in tax liabilities to us or our subsidiaries and/or impact our operations in the future.
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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 32%, 31% and 33% of our revenue from outside our North American region during the years ended December 31, 2023, 2022 and 2021, respectively. Our international operations are subject to numerous risks, including:
•geopolitical disruption and resulting sanctions and export controls, and general economic and political conditions in these foreign markets;
•fluctuations in exchange rates between the U.S. dollar and foreign currencies;
•slower or impaired collections on accounts receivable;
•increased operating costs due to inflation, particularly in EMEA and India;
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. In prior years, fluctuations from foreign currency exchange rates have negatively affected, and in the future could negatively affect our revenues.Changes in foreign currency exchange rates driven by the general weakening of the U.S. dollar favorably impacted reported revenue by approximately $2.6 million in the year ended December 31, 2023. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the year ended December 31, 2023 using the comparable period’s exchange rates from the prior year. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and net income. In particular, these unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,400 employees as of December 31, 2023.

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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% of our revenue for each of the past three fiscal years, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. For example, a shutdown of the U.S. federal government could delay public sector transactions and contracting by government entities. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
In addition, sales to government entities are subject to a number of risks. Government entities may continue use of on-premises software indefinitely, be slow to transition workloads from on-premises software to SaaS services, or impose challenging regulatory requirements on government use of SaaS services, any of which may inhibit the growth of our public sector business. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. Government contracts may require the maintenance of certain security clearances for facilities and employees. Government certification requirements applicable to us and our products are constantly evolving and at times restrict our ability to sell to certain government customers until we have met the new or revised requirements, which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, our failure to obtain or maintain certain government certifications, for example FedRamp or similar security certifications from U.S. states or foreign governments, limits our ability to sell any of our products to these government entities, and may expose us to fines or penalties for failure to comply. Government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting and security requirements.
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
We do not exercise control over the development of open source technology incorporated into our offerings. Different groups of open source software programmers compete with one another to develop new technology. Open source technology may include security vulnerabilities, to which our products and services may be exposed without timely or effective means for remediation or mitigation. Typically, the technology developed by one group will become more widely used than that developed by others. In some offerings, the race to innovate eclipses the responsibility to continuously patch security vulnerabilities and functional bugs. If an offering we rely on is unable to keep pace with our functional or non-functional requirements, we may be required to invest resources to keep it updated or to seek alternatives. If we acquire or adopt new technology and incorporate it into our offerings but competing technology becomes more widely used or accepted, the market appeal of our offerings may be reduced, which could harm our reputation, diminish our brands and adversely affect our business, financial condition, results of operations and cash flows.
We face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.
As is common in the software industry, we have received, and may from time to time in the future receive, notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. For example, in the past four years, Informatica has been the subject of one such patent suit, which was resolved in less than three months for an immaterial amount.
As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. In addition, there is a growing occurrence of patent suits and regulatory investigations being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been active in the enterprise software market and have targeted whole industries as defendants.
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
We have a significant amount of indebtedness. As of December 31, 2023, our total outstanding indebtedness was approximately $1.82 billion. Subject to the limits contained in the credit agreement that governs our credit facilities (the "Credit Facilities") and our other debt instruments, we may need to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our level of debt could have important consequences to the holders of our common stock, including the following:
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the year ended December 31, 2023, our cash flows dedicated for debt service requirements totaled $166.1 million, which includes principal payments of $18.8 million and interest payments of $147.3 million. For the year ended December 31, 2023, our net cash provided by operating activities was $266.3 million, which includes interest paid of $147.3 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $413.6 million. For the year ended December 31, 2023, approximately 40% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
In addition, we conduct substantially all of our international operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on local restrictions that may impact our ability to obtain cash from cash flow generated by our subsidiaries. While the Credit Agreement (as defined below) limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
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
We and our subsidiaries may need to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2023, our Revolving Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.6 million utilized under the Revolving Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. During 2022 and the first three quarters of 2023, the U.S. Federal Reserve (the “Fed”) has sharply raised interest rates from historically low levels and has signaled an intention to continue to do so until current inflation levels re-align with the Fed’s long-term inflation target. To the extent the Fed decided to again raise interest rates, there is a risk that rates across the financial system may rise including the Secured Overnight Financing Rate ("SOFR"). As interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. Each quarter point change in interest rates on the current debt outstanding would result in approximately a $4.6 million change in annual interest expense on our indebtedness under the Credit Facilities. We entered into interest rate swap instruments, which matured on December 31, 2022, to limit our exposure to changes in variable interest rates. With the maturity of the interest rate swaps, we are fully subject to interest rate risk if SOFR rates increase.
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
•actual or perceived security breaches or incidents;
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of December 31, 2023, approximately 79% of our outstanding Class A and Class B-1 common stock is owned by entities affiliated with our Sponsors, including approximately 51.4 million Class A shares owned by Ithaca L.P., a limited partnership affiliated with Permira (“Ithaca”).
The Sponsors and their affiliates may from time to time seek to sell or otherwise dispose of some or all of their shares, including by selling shares in underwritten offerings, block trades or open market transactions, or by distributing shares to their equity holders or otherwise. For example, under our amended and restated registration rights agreement, the Sponsors and their affiliates can require us to register shares owned by them for public sale in the United States. In addition, certain Sponsor-affiliated entities, including Ithaca, have the right to distribute some or all of their Class A shares to their limited partners. If any of these entities were to register or distribute their shares, such shares would be available for resale in the public market, either immediately or at a later date. For example, in November 2023, Ithaca distributed approximately 8.6 million shares of Class A common stock to four of its limited partners, all of which were available for immediate resale in the public market. Following this distribution, approximately 51.4 million shares of Class A common stock will continue to be held in Ithaca for approximately one year, unless otherwise sold by Ithaca or distributed to Ithaca’s limited partners prior to such time. Permira will continue to retain voting and investment power over the shares held by Ithaca. The shares distributed by Ithaca to its limited partners are available for immediate resale in the public market at the discretion of the applicable limited partner. We also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the open market.
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
Our Sponsors and their affiliates control approximately 79% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of December 31, 2023. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Our Sponsors and their affiliates control approximately 79% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of December 31, 2023. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
Our corporate business processes rely on SaaS providers such as Microsoft O365, Salesforce, Oracle and Marketo to provide highly available business services. In addition, our cloud subscription offerings depend on third-party service providers, including AWS, Microsoft Azure and Google Cloud, and certain single-source suppliers, including MITI, for our database connectors. Disruptions to any of our service providers or suppliers could also have a negative effect on our operations and harm our business.
We may be the subject of litigation which, if adversely determined, could harm our business and operating results.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, laws relating to privacy, security and data protection, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. We have been, currently are, and may in the future be, subject to legal claims arising in the normal course of business. Such legal claims have included governmental, intellectual property-related, commercial, and employment claims, and may in the future include those categories of claims, as well as, product liability, class action, whistleblower and other litigation and claims. An unfavorable outcome on any litigation matter could require that we pay substantial damages. In addition, we may decide to settle any litigation, which could cause us to incur significant costs.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management.
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and as described further below, have integrated these processes into our overall risk management systems and processes. Our board of directors performs meaningful oversight of these cybersecurity risk management processes, and our management team is responsible for the day-to-day management of the material risks we face.
Management roles in cybersecurity risk management.
We have several committees and individual management positions responsible for assessing, identifying, and managing the material cybersecurity risks that we face.
Enterprise Risk Management Committee.
Our Enterprise Risk Management Committee performs a central function in the assessment and management of our important business risks overall. Our Enterprise Risk Management Committee is comprised of members of our executive leadership. The committee meets periodically to review risk-related topics, including updates on cybersecurity risks and incidents, cybersecurity policy changes, and certain cybersecurity investment recommendations. The diverse skills and experience relevant to cybersecurity risk management possessed by the senior management and executive positions on this committee contribute to our effective management of such risks. The Enterprise Risk Management Committee is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through its Cybersecurity Steering Subcommittee and the Global Security Organization.
The Cybersecurity Steering Subcommittee oversees teams of subject matter experts and working groups assigned to focus on specific cybersecurity risk management issues, and receives periodic status updates from those teams.
The Enterprise Risk Management Committee provides reports to the audit committee of our board of directors on a quarterly basis to support its oversight of our cybersecurity risk management.
Chief Information Security Officer.
Our Chief Information Security Officer ("CISO") leads our Global Security Organization. Our CISO supports our compliance with standards and contractual obligations relevant to cybersecurity and good risk governance. Our CISO has over ten years of experience focused on cybersecurity. Our CISO has degrees in computer science and management information systems, each with an emphasis on information security, and has certificates from the Global Information Assurance Certification program as an Information Security Professional and for Strategic Planning, Policy and Leadership. Our CISO has held senior positions focused on the management and operation of our cybersecurity risk management processes for over five years.
In addition to its oversight, monitoring and other responsibilities, the Global Security Organization conducts an annual risk assessment process concerning our enterprise and product families. This process supports our prioritization, planning and execution of security program improvements. We also maintain a risk management process throughout the year designed to compile and manage risks through a variety of technical and administrative controls.
Third-party cybersecurity risk management.
Our cybersecurity processes are designed to identify and address cybersecurity risks associated with our use of third-party technologies and service providers.
Our processes call for the evaluation of third parties for security and compliance risks before onboarding them for potential use within our own systems and services. For applicable vendors, we require audit reports and regular responses to our detailed security questionnaires particularly for vendors associated with critical assets. In addition, our procurement processes call for specific contractual obligations from relevant vendors regarding their maintenance of appropriate cybersecurity controls and relevant certifications. Our internal Software Development

Lifecycle is designed to build our products in part relying upon industry-standard practices and third-party tools and services to test our code and bundled third-party libraries for known security misconfigurations and errors.
Our people are a crucial pillar of our cybersecurity.
We operate processes to maintain an internal culture that expressly values cybersecurity. This includes broad-based processes for cybersecurity training, internal communications, reporting concerns, and escalations. Our security awareness and skills training processes guide behaviors across our workforce to be security conscious.
Consultants provide valuable services within our cybersecurity risk management.
Our cybersecurity risk management processes and technical safeguards are supported by consultants and other service providers including for security assessments of our suppliers, independent risk assessments and forensic analyses. We have also retained third-party providers to monitor and assess our cybersecurity posture by a variety of security indicators, cybersecurity threat intelligence signals and other sources and methods.
Incident response processes are an integral part of our cybersecurity posture.
If indications are reported of an actual or threatened incident affecting our information systems or networks, or affecting a third party provider relevant to our security, we commence our incident response processes led by the Global Security Organization. This comprehensive incident response process is designed to address possible and confirmed cybersecurity incidents and enable escalations and notifications to appropriate management and members of the audit committee.
After an incident has been contained our processes shift emphasis to the continuity of business operations, and if necessary, restoration of services and the recovery of any affected business systems and data.
Board oversight of cybersecurity risk management.
On a quarterly basis either the audit committee or the full board of directors receive information regarding our cybersecurity risk management from our Global Security Organization and from a representative of our Chief Product Officer’s organization. The chair of the audit committee also updates the full board of directors on specific topics that are presented or discussed at the regular meeting of the audit committee.
The audit committee also receives an annual review from the CISO regarding our cybersecurity strategies, including how changes in the threat landscape and changes to our risk posture and business and compliance requirements may affect our risk management strategies.

As a result of the significance of the cybersecurity threats to our business, we expend material efforts on our cybersecurity risk management processes, although we have not identified any specific threat or incident that has materially affected or is reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For additional information regarding our risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled: “A security breach or incident may compromise the integrity of our products, create service outages for our hosted products, or allow unauthorized access to our network or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.”

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
We also lease facilities in Bangalore, India; Stuttgart, Germany; and Toronto, Canada which are used primarily for our product development, customer support, professional services and general and administrative employees. We also lease additional facilities including Maxdorf, Germany; Chennai and Hyderabad, India; Jerusalem, Israel; and Krakow, Poland; where our offices are primarily used for product development.

We also lease executive suites to support our sales and marketing organizations in geographies where a permanent office is not required.
These leased facilities expire at various times through 2035. We are continually evaluating the adequacy of existing facilities and additional facilities in other locations, and believe our existing facilities are suitable to address our current needs. We are also looking at the implications of hybrid offices.
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

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock and Related Stockholder Matters

Our Class A common stock has been traded on the New York Stock Exchange under the symbol “INFA” since October 27, 2021. Prior to that time, there was no public market for our Class A common stock. Our Class B-1 common stock and Class B-2 common stock are not traded on any public market.

Holders of Record

At February 14, 2024, there were 18 stockholders of record of our Class A common stock, one stockholder of record of our Class B-1 common stock and one stockholder of record of our Class B-2 common stock. The number of record holders of our Class A common stock does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders of our Class A common stock is higher than the number of our stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock. Additionally, our ability to pay dividends on our Class A common stock and Class B-1 common stock is limited by restrictions on our ability to pay dividends or make distributions under the terms of our Credit Facilities. The holders of Class B-2 common stock are entitled to a nominal annual dividend of CAD$15,000 in the aggregate. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

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

The following graph shows the cumulative total returns to our stockholders between October 27, 2021 (the date that our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2023 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index at their respective closing prices. An investment of $100 is assumed to have been made in our Class A common stock and in each index at the market close on October 27, 2021, and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.
Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On October 31, 2023, our board of directors approved a share repurchase authorization which enables us to repurchase up to $200 million of our Class A common stock through privately-negotiated purchases with individual holders or in the open market. A committee of the board of directors will determine the timing, amount and terms of any repurchase. The repurchase authorization does not have an expiration date.

There were no repurchases made during the three months ended December 31, 2023.

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
A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 27, 2023.

Overview
We have pioneered a new category of software, the Intelligent Data Management Cloud (“IDMC”). IDMC is our artificial intelligence (“AI”) powered platform that connects, manages, and unifies data across any public cloud or hybrid cloud environment, empowering enterprises to modernize and advance their data strategies.
We generate revenues from the sale of subscriptions to our software products and professional services, and maintenance agreements supporting perpetual licenses mainly sold in prior periods. Substantially all of our software revenue consists of fees generated from our subscription-based products. We have grown our subscription revenue to $1,003.5 million in 2023, from $857.2 million and $747.7 million in 2022 and 2021, respectively. Over these periods, our subscription revenue as a percentage of total software revenue was approximately 100%, 99%, and 96% for 2023, 2022, and 2021, respectively.
Our products can be subscribed to as individually distinct product families or together as a tightly integrated platform to support complex data management needs and mission critical workloads. Our products are subscribed through contracts primarily with a one-, two- or three-year term, with an average contract term of approximately two years for the year ended December 31, 2023. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud subscription on a ratable basis over the contract term. We generally recognize the majority of the revenue from our self-managed subscription licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
We use a consumption-based pricing model to provide customers greater flexibility regarding use and consumption of a broad array of our cloud subscription offerings. The consumption-based pricing model is based on Master Data Management ("MDM") records or Informatica Processing Units ("IPUs"), which is an innovative way to measure the consumption of our cloud-based services. Under the IPU model, customers pre-purchase a maximum number of IPUs to be consumed per month over the subscription term.
In the first quarter of 2023, we introduced a variation of the IPU consumption-based pricing model called Flex IPUs. Under this new model, customers pre-purchase a number of Flex IPUs to be consumed per year of the subscription term. Additional fees are charged for incremental IPUs consumed above the annual maximum, if the customer’s usage requires it.
We previously generated additional software revenue from the sale of perpetual licenses. However, consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue as a percentage of our total revenues has decreased year over year and represented approximately 0%, 1%, and 4% of total revenues, for 2023, 2022, and 2021, respectively.
Our maintenance revenues consist of recurring maintenance fees related to perpetual licenses sold in prior periods. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products.

We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products. We recognized $588.4 million, $637.6 million, and $667.1 million of maintenance and professional services revenues during fiscal year ended 2023, 2022 and 2021, respectively.
We market and sell our subscription products primarily through our global direct sales team, which is enhanced by our relationships and collaboration with our partners that include global system integrators such as Deloitte and Accenture, hyperscale cloud platform providers such as AWS, Microsoft Azure, Google Cloud and Oracle Cloud, and other channel partners such as value added resellers and distributors. Our sales organization consists of marketing, sales development, inside sales, and field sales personnel. It is generally organized by region, customer size and certain industry verticals. Cloud hyperscalers help us amplify our commercial reach when we jointly engage in cloud modernization efforts. In addition, our global system integrator partners provide implementation services for our products for customers as part of their support of broader, overall cloud modernization initiatives.
Historically, we have focused our selling efforts on executives such as chief information officers (“CIO”) and chief data officers (“CDO”) who are often making decisions to subscribe to our products for their most important business initiatives. CIOs adopt our platform as part of their analytics and AI projects, cloud migration journey, application modernization efforts, and business 360 initiatives. CDOs utilize our products as part of their overall data governance, access, and security strategies in order to democratize data access for everyone across the company. We are expanding our go-to-market efforts to focus more on industry-specific market segments, departmental lines of business and small and medium sized enterprise customers.
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased a subscription to one of our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting subscription to our Data Quality and Data Governance families of products. We also market our cloud subscription to our large installed base of perpetual license maintenance customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain on-premises IT infrastructure to lower-cost elastic cloud architecture. In 2023, we released the PowerCenter Cloud Edition to accelerate and automate much of the migration effort associated with modernizing from on-premises PowerCenter to IDMC.
Purchasing patterns for our products have followed quarterly and seasonal trends that we expect to continue. We typically sell a substantial portion of our cloud services in the last month of each quarter, and demand for our products and professional services are generally highest in the fourth quarter and lowest in the first quarter of each year.
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
Continued Adoption of our Subscription Offerings.    Our success will largely depend on customers’ continued uptake of our subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to subscription and cloud-based services, we believe demand for our platform and subscription-based products will increase. A large majority of our subscription products were architected to be deployed natively in public, private, or hybrid cloud environments. In addition, we assist our customers with migrations of their Informatica self-managed data integration, data quality and MDM installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended December 31, 2023, we have entered into agreements to migrate a total of approximately $48.0 million of maintenance and self-managed ARR. Our future growth will depend in part on our ability to develop new market-leading cloud subscription offerings to expand the offerings in our platform.

New Customer Acquisition.    Our future growth depends, in part, on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 54% of our subscription customers as of December 31, 2023 did not have a prior perpetual license maintenance contract with us. In addition, our ability to attract new customers will depend, in part, on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We also have a business development team for our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make strategic investments in sales to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Subscription NRR (as defined below in Key Business Metrics), which was 106% and 111%, and Cloud Subscription NRR (as defined below in Key Business Metrics), which was 119% and 117% as of December 31, 2023 and 2022, respectively. We increased the average Subscription ARR (as defined below in Key Business Metrics) per subscription customer from December 31, 2022 to December 31, 2023, from $263 thousand to $298 thousand, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as of December 31, 2023, 2022 and 2021, we had 240, 206 and 153 customers individually with over $1 million in Subscription ARR each, respectively.

Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, as of December 31, 2023 and 2022, our subscription renewal rate1 was 92% and 94%, respectively, and our maintenance renewal rate2 was 95% and 96%, respectively. We intend to continue investing in our products and customer success organization to maintain these favorable retention rates.
Investment in Partner Go-to-Market Efforts.  Our business and results of operations will also be significantly affected by our success in strengthening our relationships with strategic partners, including cloud hyperscalers, cloud partners, global system integrators and other channel partners such as regional systems integrators, value-added resellers and distributors. We believe further developing these key strategic relationships will help us scale and enhance co-selling of our products and services with these partners. Many of our GSI partners have built Centers of Excellence inside their Data and AI practices and have staffed them with Informatica IDMC skilled resources and many have also built solutions which include Informatica in the standard architecture. These developments have helped to expand our footprint with our largest partners and to be recommended more often and in more customer accounts. We plan to continue to strengthen and expand our network of strategic partners to increase sales to both new and existing customers and offer new and existing products on partner marketplaces. We believe that investing in sales enablement and co-selling efforts with our strategic partners will
1 We compute the subscription renewal rate by assessing the annual value of subscription contracts that expire or have an anniversary date within the current quarter (denominator) and compare this to the annual renewed value or amount not cancelled for that set of contracts, including price uplifts, if any, realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a subscription contract, we count that amount as removed from the numerator in that period.

2 We compute the maintenance renewal rate by assessing the annual value of maintenance contracts for perpetual licenses that expire or have an anniversary date within the current quarter (denominator) and compare this to the annual renewed value or amount not cancelled for that set of contracts, including price uplifts, if any, realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a maintenance contract, we count that amount as removed from the numerator in that period. If a customer cancels a maintenance contract and migrates the underlying product to one of our cloud subscription, this loss of maintenance would be counted as a cancellation and reduce our maintenance renewal rate.

broaden our distribution footprint globally and extend and improve our engagement with a broad set of prospective customers.
Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including elevated inflation concerns, global supply chain concerns, rising interest rates, fluctuation in foreign exchange rates, volatility and uncertainty in the financial services industry, geopolitical pressures, including the war in Ukraine and the conflict involving Israel and Hamas, and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. For example, beginning in the second quarter of 2022, and continuing through 2023, we have experienced an impact from the current macroeconomic environment as prospective and existing customers applied elevated levels of scrutiny to purchasing decisions that adversely impacted the ability to close new business. We experienced these headwinds at an increasing magnitude beginning in the third quarter of 2022, and we expect some or all of the global macroeconomic factors will continue to impact our operations.
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

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except percentages)
Cloud Subscription Annual Recurring Revenue	$616,792	$451,188	$316,994
Self-managed Subscription Annual Recurring Revenue	515,874	543,035	485,335
Subscription Annual Recurring Revenue	1,132,666	994,223	802,329
Maintenance Annual Recurring Revenue	493,579	522,837	557,908
Total Annual Recurring Revenue	$1,626,245	$1,517,060	$1,360,237

Subscription Net Retention Rate (End-user level)	106%	111%	114%
Cloud Subscription Net Retention Rate (End-user level)	119%	117%	115%
Cloud Subscription Net Retention Rate (Global Parent level)	125%	123%	121%

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
We believe ARR is an important metric for understanding our business since it tracks the annualized cash value collected over a 12-month period for all of our recurring contracts, irrespective of whether it is a maintenance contract on a perpetual license, a ratable cloud contract, or a self-managed term-based subscription license. ARR should be viewed independently of total revenue and deferred revenue related to our software and services contracts and is not intended to be combined with or to replace either of those items.

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
Subscription Net Retention Rate
Subscription Net Retention Rate (“Subscription NRR”) compares the contract value for Subscription ARR from the same set of customers at the end of a period compared to the prior year. We treat divisions, segments or subsidiaries inside companies as separate customers when defining the End-user level. To calculate our Subscription NRR for a particular period, we first establish the Subscription ARR value at the end of the prior year period. We subsequently measure the Subscription ARR value at the end of the current period from the same cohort of customers. The net retention rate is then calculated by dividing the aggregate Subscription ARR in the current period by the prior year period. An increase in the Subscription NRR occurs as a result of price increases on existing contracts, higher consumption of existing products, and sales of additional new subscription products to existing customers exceeding losses from subscription contracts due to price decreases, usage decreases and cancellations. Our Cloud Subscription Net Retention Rate continues to outpace total Subscription NRR as self-managed subscription customers are moving to cloud offerings which is net neutral to Subscription NRR but will be additive to Cloud NRR for the same cohort of customers. We believe Subscription NRR is an important metric for understanding our business since it measures the rate at which we are able to sell additional products into our subscription customer base.

Cloud Subscription Net Retention Rate
Cloud Subscription Net Retention Rate ("Cloud Subscription NRR") compares the contract value for Cloud Subscription ARR from the same set of customers at the end of a period compared to the prior year. We treat divisions, segments or subsidiaries inside companies as separate customers when defining the End-user level. We treat divisions, segments, or subsidiaries of a company as one customer when defining the Global Parent level. Global Parent customers are determined using Dun & Bradstreet GDUNS identifiers. To calculate our Cloud Subscription NRR for a particular period, we first establish the Cloud Subscription ARR value at the end of the prior year period. We subsequently measure the Cloud Subscription ARR value at the end of the current period from the same cohort of customers. Cloud Subscription NRR is then calculated by dividing the aggregate Cloud Subscription ARR in the current period by the prior year period. An increase in the Cloud Subscription NRR occurs as a result of price increases on existing contracts, higher consumption of existing products, and sales of additional new subscription products to existing customers exceeding losses from subscription contracts due to price decreases, usage decreases and cancellations. We believe Cloud Subscription NRR is an important metric for understanding our business since it measures the rate at which we are able to sell additional products into our cloud subscription customer base.
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

Adjusted EBITDA
We define adjusted EBITDA as GAAP net loss as adjusted for income tax benefit (expense), interest income, interest expense, loss on debt refinancing, other income (expense) net, stock-based compensation, amortization of intangibles, equity compensation related payments, restructuring, acquisition costs, sponsor-related costs and depreciation.

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
GAAP net loss	$(125,283)	$(53,675)	$(99,929)
Income tax expense	48,111	19,478	24,039
Interest income	(39,686)	(9,224)	(1,213)
Interest expense	151,396	78,020	132,439
Loss on debt refinancing	—	—	30,882
Other income, net	(975)	(8,996)	(26,312)
Stock-based compensation	218,099	135,862	45,017
Amortization of intangibles	149,280	188,825	245,895
Equity compensation	—	332	(10)
Restructuring	59,755	—	128
Acquisition costs	1,584	—	—
Sponsor-related costs	—	—	1,644
Depreciation	17,083	21,007	24,839
Adjusted EBITDA	$479,364	$371,629	$377,419
We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.
Components of Results of Operations
Software Revenues
Subscription Revenues.    Subscription revenues consist of revenues from customers from cloud subscription, self-managed subscription licenses, and self-managed subscription support and other. Revenues from our cloud subscription are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The Company’s cloud subscription include cloud functionalities and, for most products, also a secure agent that is installed on a customer’s premises. The secure agent performs tasks and enables secure communication behind a customer’s firewall with the cloud functionalities. For these products, customers are not able to use either the cloud functionalities or secure agent for their intended purpose on their own without use of the other component. The cloud functionalities and secure agent are accounted for together as a single performance obligation because we have concluded that the cloud functionalities and secure agent are highly interdependent and interrelated based on the significant two-way dependency between the components. The majority of the revenues expected over the term of our self-managed subscription licenses is recognized at a point in time upon transfer of control of the license to the customer. Support and other services sold with self-managed subscription licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, new subscription contracts are typically one to three years in length, with an average contract duration of approximately two years. Our subscription software fees are typically billed annually in advance in equal installments across the term of the contracts for both cloud and self-managed subscriptions.
Perpetual License Revenues.    Perpetual license revenues are revenues from customers and partners for sales of our software under on-premises perpetual licenses. Revenue from our perpetual license products is generally recognized at a point in time upon transfer of control of the license to the customer, which is typically upon making the software available to our customers. We expect revenue from perpetual licenses to be less than 1% of total revenues going forward, as we focus the majority of our product development spending on pure cloud subscription offerings and our go-to-market efforts on subscription-based licensing for software sales.

Service Revenues
Maintenance Revenues.    Maintenance revenue, which consists of fees for ongoing support and product updates mainly for our previously sold perpetual licenses, is recognized ratably over the term of the contract, typically one year. Maintenance contracts are generally billed annually in advance. We expect our maintenance revenues to gradually decrease over time as we have ceased actively selling new perpetual licenses and our customers are expected to transition over time to our subscription-based licensing model and adopt our cloud subscription offerings.
Professional Services Revenues.    Professional services revenues consist of non-recurring fees associated with implementation, education, and consulting services related to our software products. Consulting revenues are primarily related to configuration, installation, and implementation of our products. These services are generally performed on a time-and-materials basis and, accordingly, revenues are recognized as the services are performed. Consulting services, if included as part of the software arrangement, generally do not entail significant modification or customization of the software and hence, such services are not considered essential to the functionality of the software. Education service revenues are generated from classes offered at our headquarters, sales and training offices, customer locations, and on-line. Revenues are recognized as the classes are delivered or when the subscription period ends. We expect professional services revenues to decrease slightly in 2024.
Cost of Revenues
Cost of Software Revenues.    Our cost of software revenues is a combination of costs of subscription revenues and perpetual licenses. Cost of subscription revenues consists primarily of fees paid to third-party vendors for cloud services related to our subscription services, fees paid to third parties for software used by us to deliver, monitor and secure our subscription products, internal personnel-related expenses, including stock-based compensation, to operate and secure our hosting infrastructure; royalties paid to postal authorities for address data and other vendors that provide content for our data-as-a-service offerings. In addition, these expenses include costs which are personnel-related expenses from our IT, Facilities and Procurement functions and expenses related to occupancy and enterprise systems allocated based on headcount (“Shared Costs”). Cost of perpetual license revenues consists primarily of software royalties payable to third parties.
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
Amortization of Acquired Technology.    Amortization of acquired technology is the amortization of technologies recorded primarily as a result of the 2015 transaction where the Company was taken private by our Sponsors (the “2015 Privatization Transaction”) and, to a lesser extent, from business acquisitions and acquired technology licenses.
Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation, outside services, travel expenses, Shared Costs, software expenses associated with the development of new products, enhancement and localization of existing products, and quality assurance and development of documentation for our products. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant. With our cloud-only, consumption-driven strategy, we intend to further focus our research and development efforts on our cloud subscription offerings. We expect this to lead to cost savings in research and development expense as a percentage of total revenues.

Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related expenses, including commissions and bonuses, as well as stock-based compensation, costs of public relations, seminars, marketing programs, lead generation, travel and entertainment, trade shows, software expenses, outside services and Shared Costs. With our cloud-only, consumption-driven strategy, we intend to further focus our go-to-market efforts on our cloud subscription offerings. We expect this to lead to cost savings in sales and marketing expense as a percentage of total revenues.
General and Administrative
Our general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation, for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services, travel expenses and Shared Costs. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of total revenues.
Amortization of Intangible Assets
Amortization of intangible assets is the amortization of customer relationships, and trade names and trademarks recorded as a result of the 2015 Privatization Transaction and, to a lesser extent, acquired through business acquisitions.
Restructuring
Restructuring charges include our reorganization activities. On January 10, 2023, we announced a plan to reduce our workforce by approximately 450 employees, representing approximately 7% of the global workforce, and a closure of an office in Israel (the “January Plan”). On November 1, 2023, we announced a plan to reduce our workforce by approximately 500 employees, representing approximately 10% of our current global workforce, and reduce our global real estate footprint (the “November Plan”).
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

Results of Operations
The following table sets forth our consolidated statement of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Revenues:
Subscriptions	$1,003,484	$857,163	$747,672
Perpetual license	3,307	10,397	29,269
Software revenue	1,006,791	867,560	776,941
Maintenance and professional services	588,369	637,558	667,114
Total revenues	1,595,160	1,505,118	1,444,055
Cost of revenues:
Subscriptions	157,229	105,387	81,266
Perpetual license	787	636	4,452
Software costs	158,016	106,023	85,718
Maintenance and professional services	168,513	202,126	172,820
Amortization of acquired technology	11,766	35,354	73,461
Total cost of revenues	338,295	343,503	331,999
Gross profit	1,256,865	1,161,615	1,112,056
Operating expenses:
Research and development	335,072	318,769	260,660
Sales and marketing	528,253	535,680	496,816
General and administrative	162,708	128,092	122,240
Amortization of intangible assets	137,514	153,471	172,434
Restructuring	59,755	—	—
Total operating expenses	1,223,302	1,136,012	1,052,150
Income from operations	33,563	25,603	59,906
Interest income	39,686	9,224	1,213
Interest expense	(151,396)	(78,020)	(132,439)
Loss on debt refinancing	—	—	(30,882)
Other income, net	975	8,996	26,312
Loss before income taxes	(77,172)	(34,197)	(75,890)
Income tax expense	48,111	19,478	24,039
Net loss	$(125,283)	$(53,675)	$(99,929)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2023	2022	2021

Revenues:
Subscriptions	63%	57%	52%
Perpetual license	—	1	2
Software revenue	63	58	54
Maintenance and professional services	37	42	46
Total revenues	100	100	100
Cost of revenues:
Subscriptions	10	7	6
Perpetual license	—	—	—
Software costs	10	7	6
Maintenance and professional services	10	14	12
Amortization of acquired technology	1	2	5
Total cost of revenues	21	23	23
Gross profit	79	77	77
Operating expenses:
Research and development	21	21	18
Sales and marketing	33	36	34
General and administrative	10	9	8
Amortization of intangible assets	9	9	12
Restructuring	4	—	—
Total operating expenses	77	75	73
Income from operations	2	2	4
Interest income	2	1	—
Interest expense	(9)	(4)	(9)
Loss on debt refinancing	—	—	(2)
Other income, net	—	1	2
Loss before income taxes	(5)	(2)	(5)
Income tax expense	3	2	2
Net loss	(8)%	(4)%	(7)%

Comparison of Fiscal Years Ended December 31, 2023 and 2022
Revenues
The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2023	2022
Cloud subscription	$499,922	$359,380	39%
Self-managed subscription license	298,048	294,671	1%
Self-managed subscription support and other	205,514	203,112	1%
Subscriptions	1,003,484	857,163	17%
Perpetual license	3,307	10,397	(68)%
Total software revenues	1,006,791	867,560	16%
Maintenance	495,968	519,996	(5)%
Professional services	92,401	117,562	(21)%
Total maintenance and professional services revenues	588,369	637,558	(8)%
Total revenues	$1,595,160	$1,505,118	6%

Total revenues increased by 6% to $1,595.2 million during the year ended December 31, 2023 compared to $1,505.1 million for the year ended December 31, 2022, primarily due to a 39% increase in cloud subscription revenues, which represents 31% of total revenues for the year ended December 31, 2023.
Software Revenues
Our subscription revenues increased to $1,003.5 million (or 63% of total revenues) for the year ended December 31, 2023 from $857.2 million (or 57% of total revenues) for the year ended December 31, 2022. The increase in subscription revenues of $146.3 million (or 17%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to an increase in our cloud subscription customers and continued expansion within existing customers.
Our cloud subscription revenues increased to $499.9 million (or 31% of total revenues) for the year ended December 31, 2023 from $359.4 million (or 24% of total revenues) for the year ended December 31, 2022. The increase in cloud services revenues of $140.5 million (or 39%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to an increase in our cloud subscription customers and continued expansion within existing customers.
Our self-managed subscription license revenues increased slightly to $298.0 million (or 19% of total revenues) for the year ended December 31, 2023 from $294.7 million (or 20% of total revenues) for the year ended December 31, 2022.
Our self-managed subscription support and other revenues increased to $205.5 million (or 13% of total revenues) for the year ended December 31, 2023 from $203.1 million (or 13% of total revenues) for the year ended December 31, 2022.
We expect subscription revenues to account for substantially all of our software revenues going forward due to our ceasing of active selling of perpetual licenses. Additionally, we continue to expect a shift in the mix of our subscription revenues, with the cloud subscription revenues increasing as a percentage of total subscription revenues driven by our cloud only, consumption driven strategy.
Our perpetual license revenues decreased to $3.3 million (less than 1% of total revenues) for the year ended December 31, 2023 from $10.4 million (or 1% of total revenues) for the year ended December 31, 2022. The decrease in perpetual license revenues of $7.1 million (or 68%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to the cessation of active selling of perpetual licenses.
We expect perpetual license revenues to continue to remain immaterial as compared to total software revenues in future periods.
Maintenance and Professional Services Revenues
Maintenance revenues decreased to $496.0 million (or 31% of total revenues) for the year ended December 31, 2023 from $520.0 million (or 35% of total revenues) for the year ended December 31, 2022. The decrease of $24.0 million (or 5%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to non-renewals, declining sales of perpetual licenses and an unfavorable foreign currency impact partially offset by price uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of active sales of perpetual licenses.
Professional services revenues decreased to $92.4 million (or 6% of total revenues) for the year ended December 31, 2023 compared to $117.6 million (or 8% of total revenues) for the year ended December 31, 2022. The decrease of $25.2 million (or 21%) in professional services revenues for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by a decrease in demand for our implementation and other consulting offerings. The decrease in demand for our implementation and other consulting offerings is due to our strategy to have third party providers perform an increasing share of our customers' implementation work.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2023	2022
Cost of software revenues	$158,016	$106,023	49%
Cost of maintenance and professional service revenues	168,513	202,126	(17)%
Amortization of acquired technology	11,766	35,354	(67)%
Total cost of revenues	$338,295	$343,503	(2)%
Cost of software revenues, as a percentage of software revenues	16%	12%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	29%	32%
Cost of Software Revenues

Cost of software revenues increased to $158.0 million (or 16% of software revenues) for the year ended December 31, 2023 compared to $106.0 million (or 12% of software revenues) for the year ended December 31, 2022. The increase of $52.0 million (or 49%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a $35.5 million increase in personnel-related expenses driven by $7.4 million higher stock-based compensation, in addition to continuing to scale up our hosted infrastructure support teams, a $8.1 million increase in fees paid to third party vendors for hosting services related to our subscription services, a $4.3 million increase in Shared Costs related to occupancy and enterprise systems allocated based on headcount, a $2.3 million increase in outside consulting and other expenses, and a $1.8 million increase in royalty fees.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues decreased to $168.5 million (or 29% of maintenance and professional services revenues) for the year ended December 31, 2023 compared to $202.1 million (or 32% of maintenance and professional services revenues) for the year ended December 31, 2022. The decrease of $33.6 million (or 17%) during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to an $22.2 million decrease in personnel-related expenses, a $6.0 million decrease in outside consulting expense, a $3.0 million decrease in Shared Costs related to occupancy and enterprise systems allocated based on headcount, a $1.6 million decrease in software expenses, and a $0.8 million decrease in costs related to hosting and other expenses.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $11.8 million (or 1% of total revenues) for the year ended December 31, 2023 from $35.4 million (or 2% of total revenues) for the year ended December 31, 2022. The decrease of $23.6 million (or 67%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as components of the technology become fully amortized.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2023	2022
Research and development	$335,072	$318,769	5%
Research and development expenses increased to $335.1 million (or 21% of total revenues) for the year ended December 31, 2023 compared to $318.8 million (or 21% of total revenues) for the year ended December 31,

2022. The increase of $16.3 million (or 5%) during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a $18.0 million net increase in personnel-related expenses, mainly driven by $23.0 million higher stock-based compensation expense which was partially offset by savings from a decrease in headcount. The increase was partially offset by a $1.7 million decrease in Shared Costs and other expenses.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2023	2022
Sales and marketing	$528,253	$535,680	(1)%
Sales and marketing expenses decreased to $528.3 million (or 33% of total revenues) during the year ended December 31, 2023 compared to $535.7 million (or 36% of total revenues) during the year ended December 31, 2022. The decrease of $7.4 million (or 1%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a $5.8 million net decrease in personnel-related expenses mainly driven by savings from a decrease in headcount which was partially offset by a $22.3 million increase in stock-based compensation, a $5.0 million decrease in marketing expenses, a $1.4 million decrease in Shared Costs, a $0.9 million decrease in equipment and software expense, and a $0.4 million decrease in outside services. These decreases were partially offset by a $6.1 million increase in travel expense.

General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2023	2022
General and administrative	$162,708	$128,092	27%
General and administrative expenses increased to $162.7 million (or 10% of total revenues) during the year ended December 31, 2023 compared to $128.1 million (or 9% of total revenues) during the year ended December 31, 2022. The increase of 34.6 million (or 27%) was primarily due to a $34.0 million increase in personnel-related expenses mainly driven by a $23.9 million increase in stock-based compensation, a $0.7 million increase in outside services, and a $0.6 million increase in Shared Costs and other expenses; partially offset by a $0.4 million decrease in bad debt expense, and a $0.3 million decrease in other administrative expenses.
Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets and restructuring (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2023	2022
Amortization of intangible assets	$137,514	$153,471	(10)%
Restructuring	59,755	—	100%
Amortization of intangible assets decreased to $137.5 million (or 9% of total revenues) during the year ended December 31, 2023 compared to $153.5 million (or 10% of total revenues) during the year ended December 31, 2022. The decrease of $16.0 million (or 10%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to a decrease in the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as the components of the intangible assets become fully amortized.
Restructuring costs increased to $59.8 million (or 4% of total revenues) during the year ended December 31, 2023. The increase of $59.8 million (or 100%) in restructuring costs for the year ended December 31,

2023 compared to the year ended December 31, 2022 was a result of the January Plan and November Plan. Refer to Note 12. Restructuring in the Notes to the Consolidated Financial Statements for details.
Interest and Other (Expense), Net
The following table sets forth, for the periods indicated, our interest and other expense, net (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2023	2022
Interest income	$39,686	$9,224	330%
Interest expense	(151,396)	(78,020)	94%
Other income, net	975	8,996	(89)%
Interest and other (expense), net	$(110,735)	$(59,800)	85%
The decrease in interest and other income (expense), net, of $50.9 million (or 85%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a $73.4 million increase in interest expense primarily due to fluctuations from market interest rate changes associated to our debt and a $8.0 million decrease in foreign exchange gains partially offset by a $30.5 million increase in interest income from higher interest we received on our cash, cash equivalents and investments.
Income Tax Expense
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2023	2022
Income tax expense	$48,111	$19,478	147%
Effective tax rate	(62)%	(57)%

Our income tax expense was $48.1 million and $19.5 million for the years ended December 31, 2023 and 2022, respectively. The increase in tax expense recorded in the current period compared to the tax expense recorded in the prior year comparable period was primarily due to an increase in the valuation allowance and non-deductible stock-based compensation offset by a decrease in foreign income included under the global intangible low-taxed income regime (“GILTI”).
We expect the significant volatility of our effective tax rate to continue as we near break-even profit before income taxes.

Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly consolidated statements of operations data, the percentage of revenues that each line item represents, and the key business metrics for each of the eight quarters in the period ended December 31, 2023. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflects, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Report. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.
Consolidated Statements of Operations Data

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

	(in thousands)
Revenues:
Subscriptions	$300,145	$261,828	$227,589	$213,922	$238,364	$214,009	$207,043	$197,747
Perpetual license	2,283	205	13	806	4,217	1,208	2,300	2,672
Software revenue	302,428	262,033	227,602	214,728	242,581	215,217	209,343	200,419
Maintenance and professional services	142,750	146,530	148,386	150,703	156,200	156,734	162,696	161,928
Total revenues	445,178	408,563	375,988	365,431	398,781	371,951	372,039	362,347
Total cost of revenues (1)	86,965	83,841	85,592	81,897	86,104	87,191	86,409	83,799
Gross profit	358,213	324,722	290,396	283,534	312,677	284,760	285,630	278,548
Operating expenses:
Research and development (1)	79,464	85,862	87,707	82,039	79,179	80,403	84,064	75,123
Sales and marketing (1)	135,218	129,997	134,500	128,538	130,849	132,282	143,597	128,952
General and administrative (1)	40,681	41,911	38,756	41,360	35,631	31,255	31,632	29,574
Amortization of intangible assets	34,394	34,481	34,348	34,291	38,120	38,231	38,459	38,661
Restructuring	31,624	407	471	27,253	—	—	—	—
Total operating expenses (1)	321,381	292,658	295,782	313,481	283,779	282,171	297,752	272,310
Income (loss) from operations	36,832	32,064	(5,386)	(29,947)	28,898	2,589	(12,122)	6,238
Interest income	11,736	10,447	9,920	7,583	4,916	2,813	1,129	366
Interest expense	(39,552)	(39,327)	(37,466)	(35,051)	(26,450)	(22,185)	(16,560)	(12,825)
Other (expense) income, net	(7,705)	5,519	2,531	630	(3,024)	3,963	3,837	4,220
Income (loss) before income taxes	1,311	8,703	(30,401)	(56,785)	4,340	(12,820)	(23,716)	(2,001)
Income tax (benefit) expense	(62,950)	(70,573)	122,065	59,569	8,721	2,782	6,790	1,185
Net income (loss)	$64,261	$79,276	$(152,466)	$(116,354)	$(4,381)	$(15,602)	$(30,506)	$(3,186)

(1)Includes stock-based compensation as follows:

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

	(in thousands)
Cost of revenues	$8,729	$8,764	$8,944	$7,366	$5,699	$5,247	$5,242	$4,575
Research and development	16,015	16,671	17,080	13,252	10,295	10,329	10,022	9,399
Sales and marketing	15,640	16,317	15,084	14,453	11,103	10,500	9,983	7,589
General and administrative	15,657	14,756	14,100	15,271	10,777	8,079	9,311	7,712
Total stock-based compensation	$56,041	$56,508	$55,208	$50,342	$37,874	$34,155	$34,558	$29,275

Percentage of Revenue Data

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

Revenues:
Subscriptions	67%	64%	61%	59%	60%	58%	56%	55%
Perpetual license	1	—	—	—	1	—	—	—
Software revenue	68	64	61	59	61	58	56	55
Maintenance and professional services	32	36	39	41	39	42	44	45
Total revenues	100	100	100	100	100	100	100	100
Total cost of revenues	20	21	23	22	22	23	23	23
Gross profit	80	79	77	78	78	77	77	77
Operating expenses:
Research and development	18	21	23	22	20	22	23	21
Sales and marketing	30	32	36	35	33	36	39	36
General and administrative	9	10	10	11	9	8	9	8
Amortization of intangible assets	8	8	9	10	9	10	9	10
Restructuring	7	—	—	8	—	—	—	—
Total operating expenses	72	71	78	86	71	76	80	75
Income (loss) from operations	8	8	(1)	(8)	7	1	(3)	2
Interest income	3	3	3	2	1	1	—	—
Interest expense	(9)	(10)	(10)	(10)	(7)	(6)	(4)	(4)
Other (expense) income, net	(2)	1	—	—	—	1	1	1
Income (loss) before income taxes	—	2	(8)	(16)	1	(3)	(6)	(1)
Income tax (benefit) expense	(14)	(17)	33	16	2	1	2	—
Net income (loss)	14%	19%	(41)%	(32)%	(1)%	(4)%	(8)%	(1)%

Seasonal Trends
Purchasing patterns for our products have followed quarterly and seasonal trends that we expect to continue. We typically sell a substantial portion of our software product licenses and services in the last month of each quarter, and demand for our software products and professional services are generally highest in the fourth quarter and lowest in the first quarter of each year.
Quarterly Changes in Revenue
Subscription revenue generally increased as a percentage of total revenue for the quarters presented primarily due to our transition to cloud subscriptions, increased consumption of our products by existing customers and the addition of new customers. Perpetual license revenue as a percentage of total revenue has declined due to our shift to a subscription model.

Quarterly Changes in Cost of Revenue
Changes in cost of revenue have generally corresponded with our revenue growth. Increases are primarily due to third party hosting service costs and increased personnel-related expenses resulting from increased headcount, offset by decreases in amortization of acquired technology.

Quarterly Changes in Operating Expenses
Operating expenses have fluctuated in each of the prior eight quarters presented primarily due to personnel related costs and other related costs to support our growth. We intend to make strategic investments in our sales organization to drive future revenue growth. With our cloud-only, consumption-driven strategy, we intend to further focus our efforts on our cloud subscription offerings. We expect this to lead to cost savings in research and development, and sales and marketing expense as a percentage of total revenues.

Quarterly Changes in Income Tax Provision
The income tax provision has fluctuated in each of the prior eight quarters presented primarily due to seasonality of the pretax income or losses incurred throughout the years, an increase in our valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock based compensation.
Key Business Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our quarterly consolidated financial data, we use the following key business metrics and non-GAAP financial measure to help us evaluate our business and operating performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

	(in millions, except percentages)
Cloud Subscription Annual Recurring Revenue	$617	$550	$513	$483	$451	$400	$373	$343
Self-managed Subscription Annual Recurring Revenue	516	527	529	538	543	536	523	506
Subscription Annual Recurring Revenue	1,133	1,077	1,042	1,021	994	936	896	849
Maintenance Annual Recurring Revenue	494	499	505	512	523	531	541	548
Total Annual Recurring Revenue	$1,626	$1,576	$1,547	$1,533	$1,517	$1,467	$1,437	$1,397

Subscription Net Retention Rate (End-user level)	106%	106%	107%	110%	111%	112%	113%	113%
Cloud Subscription Net Retention Rate (End-user level)	119%	118%	116%	118%	117%	115%	116%	116%
Cloud Subscription Net Retention Rate (Global Parent level)	125%	124%	122%	124%	123%	122%	123%	124%

Adjusted EBITDA	$166	$132	$92	$89	$118	$89	$75	$89

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics and Non-GAAP Financial Measure” for a description of Annual Recurring Revenue, Maintenance Annual Recurring Revenue, Subscription Annual Recurring Revenue, Cloud Subscription Annual Recurring Revenue, Subscription Net Retention Rate, Cloud Subscription Net Retention Rate and Adjusted EBITDA.

Adjusted EBITDA
We define adjusted EBITDA as GAAP net loss as adjusted for income tax benefit (expense), interest income, interest expense, loss on debt refinancing, other(expense) income , stock-based compensation, amortization of intangibles, equity compensation related payments, restructuring, acquisition costs, and depreciation. Equity compensation-related payments are related to the repurchase of employee stock options.

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

	(in thousands)
GAAP net income (loss)	$64,261	$79,276	$(152,466)	$(116,354)	$(4,381)	$(15,602)	$(30,506)	$(3,186)
Income tax (benefit) expense	(62,950)	(70,573)	122,065	59,569	8,721	2,782	6,790	1,185
Interest income	(11,736)	(10,447)	(9,920)	(7,583)	(4,916)	(2,813)	(1,129)	(366)
Interest expense	39,552	39,327	37,466	35,051	26,450	22,185	16,560	12,825
Other expense (income), net	7,705	(5,519)	(2,531)	(630)	3,024	(3,963)	(3,837)	(4,220)
Stock-based compensation	56,041	56,508	55,208	50,342	37,874	34,155	34,558	29,275
Amortization of intangibles	37,384	37,494	37,237	37,165	46,698	46,934	47,395	47,798
Equity compensation	—	—	—	—	185	19	45	83
Restructuring	31,624	407	471	27,253	—	—	—	—
Acquisition costs	—	1,584	—	—	—	—	—	—
Depreciation	4,543	4,132	4,208	4,200	4,721	5,092	5,469	5,725
Adjusted EBITDA	$166,424	$132,189	$91,738	$89,013	$118,376	$88,789	$75,345	$89,119

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of December 31, 2023, we had $992.3 million in available cash, cash equivalents and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, short term investments, cash flows generated by operations and the Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
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
Approximately one fourth of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash provided by operating activities	$266,347	$200,057	$228,683
Cash used in investing activities	$(55,875)	$(185,957)	$(32,413)
Cash provided by (used in) financing activities	$21,368	$38,801	$(86,367)
Operating Activities:    Cash provided by operating activities for the year ended December 31, 2023 was $266.3 million. Our net loss for the year ended December 31, 2023 was $125.3 million, adjusted for non-cash charges, primarily consisting of $218.1 million of stock-based compensation expense, $165.8 million of depreciation and amortization, $16.3 million of non-cash operating lease cost and $1.0 million of deferred income taxes. Additional cash inflow resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $38.3 million increase in accounts receivable due higher balance and the timing of collections, a $35.2 million decrease in income tax payable due to the timing of tax payments, and a $20.8 million decrease in accounts payable and accrued liabilities due to timing of payments. This was partially offset by $82.8 million increase in contract liabilities and a $1.9 million decrease in prepaid expenses and assets. Our “days sales outstanding” in accounts receivable decreased to 102 days as of December 31, 2023 from 104 days as of December 31, 2022.

Cash provided by operating activities for the year ended December 31, 2022 was $200.1 million. Our net loss for the year ended December 31, 2022 was $53.7 million, adjusted for non-cash charges, of $279.2 million, and a net cash outflow of $25.5 million provided by changes in our operating assets and liabilities.
Investing Activities:    Net cash used in investing activities for the year ended December 31, 2023 was $55.9 million primarily due to a $347.5 million cash outflow consisting primarily of $328.5 million in purchases of investments, a $12.5 million in cash paid for business combination and $6.5 million for purchases of property and equipment. These cash outflows were partially offset by $252.1 million in maturities of investments and $39.5 million in sale of investments.
Net cash used in investing activities for the year ended December 31, 2022 was $186.0 million due to cash outflow consisting primarily of purchases of investments and purchases of property and equipment partially offset by cash inflows from maturities of investments.
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
Financing Activities: Net cash generated from financing activities for the year ended December 31, 2023 was $21.4 million primarily due to a $56.8 million in proceeds from the issuance of shares and a $28.2 million in proceeds from issuance of common stock under the ESPP. These cash inflows were partially offset by $44.9 million payments for taxes related to net share settlement of restricted stock units and $18.7 million in debt payments.
Net cash provided by financing activities for the year ended December 31, 2022 was $38.8 million driven by proceeds from issuance of common stock under the ESPP, proceeds from issuance of shares and net activity from derivatives with an other-than-insignificant financing element, offset by payment of debt and payment of offering costs.
Debt

Credit Facilities
The Company has a credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders (“Credit Agreement”). Under the Credit Agreement, the Company incurred $1.9 billion of dollar term loans under the Term Facility (as defined below) and obtained $250.0 million of commitments under the Revolving Facility.
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
On June 13, 2023, the Company entered into the Amendment (as defined below). The Amendment replaced the LIBOR interest rate benchmark with the SOFR benchmark, with a credit spread adjustment to the SOFR benchmark ranging from 0.11448% to 0.71513% depending on the interest period, effective July 1, 2023. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
The Credit Agreement contains certain customary affirmative and negative covenants. As of December 31, 2023, we were in compliance with all such covenants.

Contractual and Lease Obligations
The following table summarizes our significant contractual obligations at December 31, 2023, which include our future principal and estimated interest payments under our debt facilities and our future minimum lease payments under operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Future principal and interest payments under the First Lien Dollar Term Facilities	$2,566,241	$171,978	$338,432	$2,055,831	$—
Operating lease payments	71,866	19,371	23,538	12,510	16,447
Purchase commitments	148,200	83,300	64,900	—	—
Total	$2,786,307	$274,649	$426,870	$2,068,341	$16,447
The above commitment table does not include approximately $37.7 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 17. Income Taxes of the Notes to our Consolidated Financial Statements.
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
•Allocation of the transaction price to the performance obligations in the contract.    If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP). We generally determine SSP based on the price at which the performance obligation is routinely sold separately, such as support and maintenance on our core offerings. In connection with our perpetual and self-managed subscription licenses and cloud subscription, we are unable to establish an SSP based on observable prices given the same selling price for the same products are highly variable, and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for perpetual and self-managed subscription licenses and cloud subscription included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to perpetual and self-managed subscription licenses and cloud subscription revenues.
•Recognition of revenue when, or as, performance obligations are satisfied.    We satisfy performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of control of a promised good or service to a customer.
We derive our revenues from sales of cloud subscription, self-managed subscription license, self-managed subscription support and other, perpetual license, maintenance and professional services. We recognize revenue net of applicable sales taxes, financing charges that we have absorbed, and amounts retained by our resellers and distributors, if any.
Software revenue
Software revenue consists of subscription and perpetual license revenues. Subscription revenues primarily consist of revenues from cloud subscription, self-managed subscription licenses and related support. Revenues from self-managed subscription licenses are recognized at a point in time upon transfer of control of the software license to the customer, similar to perpetual licenses. Revenue on the remaining self-managed subscription support offering is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer. Revenues from our cloud subscription are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. Subscription contracts are generally three years or shorter in length and billed annually in advance.
Certain arrangements for the Company’s cloud subscription offerings provide for a maximum number of IPUs that are pre-purchased at the beginning of the arrangement to be consumed over the subscription term, with consumption measured either monthly or annually. For arrangements where consumption is measured annually, additional fees are charged for IPUs consumed above the annual maximum, if the customer’s usage requires it. The transaction price for cloud subscription with consumption-based pricing is determined based on the pre-purchased amount and, for arrangements where consumption is measured annually, an estimate of additional fees that the Company is entitled to. The Company constrains its estimate based on factors that could lead to a probable significant reversal of cumulative revenue recognized. Revenues from the Company’s cloud subscription with consumption-based pricing are recognized over time on a ratable basis over the applicable period beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later.
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
Stock-based Compensation
We account for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. We measure and recognize compensation expense for all stock-based awards, including stock options, restricted stock units ("RSUs") granted to employees and directors, performance stock units ("PSUs"), including PSUs subject to certain market condition(s), and stock purchase rights granted under the ESPP to employees, based on the estimated fair value of the awards on the date of grant. We use the Black-Scholes Merton and Monte Carlo models for valuation of our options and market conditions based awards. For purchase rights granted under the ESPP, the fair value is estimated using the Black-Scholes Merton model. Both models require the input of certain assumptions on the grant date, including fair value of the underlying stock and exercise price, expected term, volatility, risk-free interest rate, and dividend yield.The Company determines the fair value of RSUs and PSUs which are subject to service and/or performance condition(s), based on the fair value of each share of underlying common stock using the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.
See Note 14. Stockholders Equity in the Notes to our Consolidated Financial Statements for a description of our stock-based compensation plan and more information on the assumptions used to calculate the fair value of stock-based options, RSUs, PSUs and stock purchase rights. We recognize forfeitures as they occur, and cash flows related to excess tax benefits are presented as an operating activity in the statement of cash flows.
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
A two-step approach is applied pursuant to ASC 740 in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in the income tax provision line of our consolidated statements of operations.
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
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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
As of December 31, 2023, we had long-term debt outstanding with a carrying value of $1.8 billion. A hypothetical change in interest rate of 0.25% will increase or decrease interest expense by approximately $4.6 million a year. See Note 9. Borrowings, in the Notes to our Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate. On June 13, 2023, we entered into the Amendment. The Amendment replaced the LIBOR interest rate benchmark with the SOFR benchmark, with a credit spread adjustment to the SOFR benchmark ranging from 0.11448% to 0.71513% depending on the interest period, effective July 1, 2023. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
In order to reduce the financial impact of increases in interest rates, we had previously entered into two interest rate swaps for a total notional amount of $1.3 billion, with a fixed swap rate of 1.525%. The interest rate swaps matured in December 2022.
Foreign Currency Exchange Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. To date, we have cash flow hedges for our Indian Rupee expense exposure. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% increase in the value of all applicable foreign currencies relative to the U.S. dollar would have had approximately a $14.8 million negative impact to operating income for the year ended December 31, 2023.
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
As of December 31, 2023, our remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $109.6 million and $100.3 million of Indian rupees as of December 31, 2023 and 2022, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Informatica Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Informatica Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company derives its revenue from sales of multiple products and services, including cloud services, self-managed subscription licenses, maintenance, and professional services. The Company generally recognizes revenues when it satisfies performance obligations under the terms of its contracts, and control is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products.

Auditing the Company’s revenue recognition required significant effort to identify and evaluate the terms and conditions in contracts and test the appropriate accounting.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the process to identify and evaluate terms and conditions in contracts and assess the appropriate accounting.

Among other procedures, on a sample basis, we read executed contracts to test management’s identification and evaluation of the terms and conditions in contracts and management’s determination of the appropriate accounting, including the assessment of the performance obligations in contracts, the allocation of the transaction price to those performance obligations, and the timing of revenue recognition.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Francisco, California
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Informatica Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Informatica Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Informatica Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
February 22, 2024

INFORMATICA INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$732,443	$497,879
Short-term investments	259,828	218,256
Accounts receivable, net of allowances of $4,414 and $4,608, respectively	500,068	454,759
Contract assets, net	79,864	95,221
Prepaid expenses and other current assets	180,383	132,638
Total current assets	1,752,586	1,398,753
Property and equipment, net	149,266	160,574
Operating lease right-of-use-assets	57,799	67,735
Goodwill	2,361,643	2,337,036
Customer relationships intangible asset, net	669,781	794,898
Other intangible assets, net	17,393	33,094
Deferred tax assets	15,237	13,076
Other assets	178,377	165,733
Total assets	$5,202,082	$4,970,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,050	$38,002
Accrued liabilities	61,194	58,844
Accrued compensation and related expenses	167,427	150,118
Current operating lease liabilities	16,411	17,514
Current portion of long-term debt	18,750	18,750
Income taxes payable	4,305	3,758
Contract liabilities	767,244	676,470
Total current liabilities	1,053,381	963,456
Long-term operating lease liabilities	46,003	55,178
Long-term contract liabilities	19,482	23,007
Long-term debt, net	1,805,960	1,821,760
Deferred tax liabilities	22,425	18,604
Long-term income taxes payable	37,679	30,601
Other liabilities	4,554	3,932
Total liabilities	2,989,484	2,916,538
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 and 2,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; Total of 250,874 and 239,749 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2,510	2,398
Class B-1 common stock; $0.01 par value per share; 200,000 and 200,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively ; Total of 44,050 and 44,050 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	440	440
Class B-2 common stock; $0.00001 par value per share, 200,000 and 200,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively ; Total of 44,050 and 44,050 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	3,540,502	3,282,383
Accumulated other comprehensive loss	(22,370)	(47,671)
Accumulated deficit	(1,308,484)	(1,183,189)
Total stockholders’ equity	2,212,598	2,054,361
Total liabilities and stockholders’ equity	$5,202,082	$4,970,899
See accompanying notes to consolidated financial statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Revenues:
Subscriptions	$1,003,484	$857,163	$747,672
Perpetual license	3,307	10,397	29,269
Software revenue	1,006,791	867,560	776,941
Maintenance and professional services	588,369	637,558	667,114
Total revenues	1,595,160	1,505,118	1,444,055
Cost of revenues:
Subscriptions	157,229	105,387	81,266
Perpetual license	787	636	4,452
Software costs	158,016	106,023	85,718
Maintenance and professional services	168,513	202,126	172,820
Amortization of acquired technology	11,766	35,354	73,461
Total cost of revenues	338,295	343,503	331,999
Gross profit	1,256,865	1,161,615	1,112,056
Operating expenses:
Research and development	335,072	318,769	260,660
Sales and marketing	528,253	535,680	496,816
General and administrative	162,708	128,092	122,240
Amortization of intangible assets	137,514	153,471	172,434
Restructuring	59,755	—	—
Total operating expenses	1,223,302	1,136,012	1,052,150
Income from operations	33,563	25,603	59,906
Interest income	39,686	9,224	1,213
Interest expense	(151,396)	(78,020)	(132,439)
Loss on debt refinancing	—	—	(30,882)
Other income, net	975	8,996	26,312
Loss before income taxes	(77,172)	(34,197)	(75,890)
Income tax expense	48,111	19,478	24,039
Net loss	$(125,283)	$(53,675)	$(99,929)
Net loss per share attributable to Class A and Class B-1 common stockholders:[1]
Basic	$(0.43)	$(0.19)	$(0.40)
Diluted	(0.43)	(0.19)	(0.40)
Weighted-average shares used in computing net loss per share:[1]
Basic	288,581	281,129	250,418
Diluted	288,581	281,129	250,418
See accompanying notes to consolidated financial statements.
1 Amounts for periods prior to the completion of our restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2023	2022	2021

Net loss	$(125,283)	$(53,675)	$(99,929)
Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustments, net of tax (expense) benefit of $(55), $548 and $(165), respectively	22,790	(65,667)	(43,479)
Available-for-sale debt securities:
Change in unrealized gain (loss), net of tax (expense) benefit of $(37), $56 and $—, respectively	115	(171)	—
Less: reclassification adjustment for loss included in net loss, net of tax benefit of $36, $— and $—, respectively	108	—	—
Available-for-sale debt securities, net change	223	(171)	—
Cash flow hedges:
Change in unrealized gain, net of tax (expense) of $(483), $(1,113) and $(1,162), respectively	1,479	3,379	3,776
Less: reclassification adjustment for loss (gain) included in net loss, net of tax benefit (expense) of $265, $(774) and $4,457, respectively	809	(2,363)	13,559
Cash flow hedges, net change	2,288	1,016	17,335
Total other comprehensive (loss) income, net of tax effect	25,301	(64,822)	(26,144)
Total comprehensive loss, net of tax effect	$(99,982)	$(118,497)	$(126,073)
See accompanying notes to consolidated financial statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Class A Common Stock[1]		Class B-1 Common Stock[1]		Class B-2 Common Stock[1]		Additional Paid-in Capital [1]	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2020	200,417	$2,004	44,050	$440	44,050	$—	$2,145,254	$43,295	$(1,024,406)	$1,166,587
Stock-based compensation	—	—	—	—	—	—	44,113	—	—	44,113
Issuance of common stock upon initial public offering, net of underwriting discounts	33,350	334	—	—	—	—	903,432	—	—	903,766
Repurchase of shares	(420)	(4)	—	—	—	—	(4,159)	—	(5,155)	(9,318)
Payment for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(2,825)	—	—	(2,825)
Issuance of shares under equity plans	842	9	—	—	—	—	7,417	—	—	7,426
Net loss	—	—	—	—	—	—	—	—	(99,929)	(99,929)
Other comprehensive loss	—	—	—	—	—	—	—	(26,144)	—	(26,144)
Balances, December 31, 2021	234,189	$2,343	44,050	$440	44,050	$—	$3,093,232	$17,151	$(1,129,490)	$1,983,676
Stock-based compensation	—	—	—	—	—	—	136,469	—	—	136,469
Issuance of shares under employee stock purchase plan	1,925	19	—	—	—	—	32,771	—	—	32,790
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(24)	(24)
Issuance of shares under equity plans	3,635	36	—	—	—	—	19,911	—	—	19,947
Net loss	—	—	—	—	—	—	—	—	(53,675)	(53,675)
Other comprehensive loss	—	—	—	—	—	—	—	(64,822)	—	(64,822)
Balances, December 31, 2022	239,749	$2,398	44,050	$440	44,050	$—	$3,282,383	$(47,671)	$(1,183,189)	$2,054,361
Stock-based compensation	—	—	—	—	—	—	218,099	—	—	218,099
Issuance of shares under employee stock purchase plan	1,947	19	—	—	—	—	28,210	—	—	28,229
Shares withheld related to net share settlement of equity awards	(2,250)	(22)	—	—	—	—	(44,854)	—	—	(44,876)
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Issuance of shares under equity plans	11,428	115	—	—	—	—	56,664	—	—	56,779
Net loss	—	—	—	—	—	—	—	—	(125,283)	(125,283)
Other comprehensive income	—	—	—	—	—	—	—	25,301	—	25,301
Balances, December 31, 2023	250,874	$2,510	44,050	$440	44,050	$—	$3,540,502	$(22,370)	$(1,308,484)	$2,212,598
1 Amounts for periods prior to the completion of our restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021

Operating activities:
Net loss	$(125,283)	$(53,675)	$(99,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,513	21,208	24,942
Non-cash operating lease costs	16,325	16,268	15,329
Stock-based compensation	218,099	135,862	45,017
Deferred income taxes	991	(85,579)	(18,929)
Amortization of intangible assets and acquired technology	149,280	188,825	245,895
Amortization of debt issuance costs	3,457	3,607	5,380
Amortization of investment discount, net of premium	(4,422)	(1,002)	—
Loss on debt refinancing	—	—	30,882
Unrealized gain on remeasurement of debt	—	—	(29,711)
Changes in operating assets and liabilities:
Accounts receivable	(38,301)	(17,249)	(26,350)
Prepaid expenses and other assets	1,891	(25,511)	(64,177)
Accounts payable and accrued liabilities	(20,758)	(50,697)	36,799
Income taxes payable	(35,218)	12,127	(19,766)
Contract liabilities	82,773	55,873	83,301
Net cash provided by operating activities	266,347	200,057	228,683
Investing activities:
Purchases of property and equipment	(6,543)	(5,465)	(10,817)
Purchases of investments	(328,473)	(290,040)	(90,357)
Maturities of investments	252,107	109,548	68,761
Sales of investments	39,510	—	—
Business acquisitions, net of cash acquired	(12,476)	—	—
Net cash used in investing activities	(55,875)	(185,957)	(32,413)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	—	—	905,852
Proceeds from issuance of common stock under employee stock purchase plan	28,229	32,790	—
Payments of offering costs	—	(2,085)	—
Payments for dividends related to Class B-2 shares	(12)	(24)	—
Payments for share repurchases	—	—	(9,318)
Payment of debt	(18,752)	(14,063)	(1,373,592)
Payment of debt issuance costs	—	—	(25,545)
Proceeds from issuance of debt	—	—	441,318
Payments for taxes related to net share settlement of equity awards	(44,876)	—	(2,825)
Payment of contingent consideration	—	—	(10,705)
Net activity from derivatives with an other-than-insignificant financing element	—	2,236	(18,978)
Proceeds from issuance of shares under equity plans	56,779	19,947	7,426
Net cash provided by / (used in) financing activities	21,368	38,801	(86,367)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,724	(13,118)	(28)
Net increase in cash, cash equivalents, and restricted cash	234,564	39,783	109,875
Cash, cash equivalents, and restricted cash at beginning of period	497,879	458,096	348,221
Cash, cash equivalents, and restricted cash at end of period	$732,443	$497,879	$458,096
Supplemental disclosures:
Cash paid for interest	$147,340	$84,563	$103,243
Cash paid for income taxes, net of refunds	$82,342	$92,930	$65,260
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,624	$1,390	$693
Deferred offering costs payable or accrued but not paid	$—	$—	$2,086
See accompanying notes to consolidated financial statements.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business
Informatica Inc. (the “Company”) was incorporated as a Delaware corporation on June 4, 2021. The Company was formed as part of a series of restructuring transactions, which collectively had the net effect of reorganizing the corporate structure of Ithacalux Topco S.C.A. (“Ithacalux”), resulting in Informatica Inc. being the top-tier entity in that corporate structure rather than Ithacalux, a Luxembourg société en commandite par actions. On September 30, 2021, the Company completed these restructuring transactions, resulting in the Company becoming the owner of Ithacalux and its property, assets, debts and obligation. As Informatica Inc. did not have any previous operations, Ithacalux is viewed as the predecessor to Informatica Inc. and its consolidated subsidiaries. Accordingly, these consolidated financial statements include certain historical consolidated financial and other data for Ithacalux for periods prior to the completion of the business combination. Unless the context otherwise requires, references to “Informatica” and the “Company” mean Informatica Inc. and its consolidated subsidiaries for all periods presented.
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
The Company delivers data management products powered by an artificial intelligence ("AI") management platform that connects, manages, and unifies data across multi-vendor, multi-cloud, hybrid systems at enterprise scale. The platform enables the Company’s customers to accurately track and understand their data, allowing them to create 360-degree customer experiences, automate data operations across enterprise-wide business processes, and pursue holistic data-driven digital strategies by guiding workload migrations to the cloud. The Company’s platform includes a suite of interoperable data management products that leverage the shared services and metadata of the underlying platform, including products for Data Catalog, Data Integration, API & Application Integration, Data Quality and Observability, Master Data Management, Customer and Business 360 Applications, Governance and Privacy, and Data Marketplace.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area were as follows (in thousands):

	December 31, 2023	December 31, 2022
United States	$148,569	$159,263
India	17,676	23,901
Ireland	24,723	25,510
Other	16,097	19,635
Total	$207,065	$228,309
Use of Estimates
The Company’s consolidated financial statements are prepared in accordance with GAAP, which require management to make certain estimates, judgments, and assumptions in determination of performance obligations and standalone selling price used in revenue recognition, the realizability of deferred tax assets, uncertain tax positions, and stock-based compensation. Management believes the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company’s consolidated financial statements. The Company assesses these estimates on a regular basis, however actual results could differ from estimates due to risks and uncertainties.
Revenue Recognition
The Company derives its revenue from sales of 1) cloud subscription, representing access to the Company’s software via Company-hosted cloud applications, 2) self-managed subscription license, representing a term license to self-managed software, 3) self-managed subscription support and other, 4) on-premises perpetual software licenses, and 5) maintenance and professional services, consisting of maintenance on perpetual software licenses, and professional services. The Company recognizes revenue net of applicable sales taxes, financing charges it has absorbed, and amounts retained by its partners (including resellers and distributors), if any. The Company does not act as an agent in any of its revenue arrangements.
Revenue is recognized and recorded in accordance with ASC 606, Revenue From Contracts with Customers (“ASC 606”), which generally requires the Company to recognize revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers and partners in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.

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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and secure agent are highly interdependent and interrelated based on the significant two-way dependency between the components.

Performance Obligation	When Performance Obligation is Typically Satisfied
Subscription:
Cloud subscription	Over Time: Ratably over the contractual term; commencing upon the later of when access to the service is made available or the contractual term commences
Self-managed subscription license	Point in Time: Upon the later of when the software license is made available or the contractual term commences
Self-managed subscription support and other	Over Time: Ratably over the contractual term; commencing upon the later of when access to the service is made available or the contractual term commences
Perpetual license	Point in Time: When the software license is made available
Maintenance	Over Time: Ratably over the contractual term
Professional Services	Over Time: As services are provided
Software revenue
Software revenue is comprised of 1) cloud subscription, 2) self-managed subscription license, 3) self-managed subscription support and other, and 4) perpetual license
Cloud subscription and related support offerings consist of revenue from customers and partners contracted to use the related services during a subscription period typically ranging from one to three years, are generally billed annually in advance, and are non-cancelable.
Cloud subscription revenues include revenues from cloud services offerings, which deliver applications and infrastructure technologies via cloud-based deployment models for which the Company develops functionality, provides unspecified updates and enhancements, hosts, manages, upgrades, and support, and that customers access by entering into a subscription agreement with the Company for a stated period.
Certain arrangements for the Company’s cloud subscription offerings provide for a maximum number of Informatica Processing Units (“IPUs”) that are pre-purchased at the beginning of the arrangement to be consumed over the subscription term, with consumption measured either monthly or annually. For arrangements where consumption is measured annually, additional fees are charged for IPUs consumed above the annual maximum, if the customer’s usage requires it. The transaction price for cloud subscription with consumption-based pricing is determined based on the pre-purchased amount and, for arrangements where consumption is measured annually, an estimate of additional fees that the Company is entitled to. The Company constrains its estimate based on factors that could lead to a probable significant reversal of cumulative revenue recognized. Revenues from the Company’s cloud subscription with consumption-based pricing are recognized over time on a ratable basis over the applicable period beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later.
Self-managed subscription license revenue primarily consists of revenue from customers and partners contracted to use software during a subscription term with terms typically ranging from one to three years. These arrangements are generally billed annually in advance during such multi-year terms.
Self-managed subscription support and other revenues are generated primarily through the sale of license support contracts sold together with the self-managed subscription license purchased by the customer. Self-managed subscription license support contracts provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period and include internet access to technical content, as well as internet and telephone access to technical support personnel. The Company's self-managed subscription licenses have significant standalone functionalities and capabilities.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accordingly, these self-managed subscription licenses are distinct from the support services as the customer can benefit from the software without the services and the services are separately identifiable within the contract.
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
Consulting services are primarily related to configuration, installation, and implementation of the Company’s products, and are generally performed on a time-and-materials basis, with revenue recorded as the services are rendered. Revenue for fixed fee contracts is generally recognized as services are performed, applying input methods to estimate progress to completion. If uncertainty exists about the Company’s ability to complete the project, its ability to collect the amounts due, or in the case of fixed-fee consulting arrangements, its ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved. Consulting services are generally either billed in advance or monthly as services are rendered. Consulting services, if included as part of the software arrangement, generally do not entail significant modification or customization of the software and hence, such services are not considered essential to the functionality of the software.
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

The determination of SSP requires judgment and is established for performance obligations that are routinely sold separately, such as support and maintenance on the Company’s core offerings. In connection with its cloud subscription, self-managed subscription licenses, and perpetual licenses, the Company is unable to establish SSP based on observable prices given the products are sold for a broad range of amounts (that is, the price is highly variable), and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for cloud subscription offerings, self-managed subscription licenses, and perpetual licenses, included in a contract with multiple performance obligations, is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud subscription, self-managed subscription licenses, and perpetual licenses.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract balances
The timing of revenue recognition, billings, and cash collections results in contract assets (both billed accounts receivable, where the Company has an unconditional right to contract consideration subject only to the passage of time, and unbilled receivables), and contract liabilities (deferred revenue) on the Company’s accompanying consolidated balance sheets.
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

Contract Assets
Contract assets represent reported revenues attributable to performance obligations that have been satisfied, but such amounts remain unbilled due to certain remaining conditions under the contract not yet being met. Contract assets are primarily driven by sales of self-managed subscription licenses typically with one to three year subscription terms, but the related fees are generally invoiced annually. There were immaterial credit losses associated with contracts with customers for the years ended December 31, 2023 and 2022.
Contract Liabilities
Contract liabilities consist of deferred revenue and represent cash payments received or due in advance of fulfilling performance obligations. In arrangements whereby the Company has an obligation to transfer goods or services to the customer and fees are invoiced or amounts are received ahead of revenue being recognized under non-cancelable contracts, deferred revenue is recorded. Contract liabilities will be recognized as revenue in future periods. As of December 31, 2023 and December 31, 2022, contract liabilities were $786.7 million and $699.5 million, respectively.
The current portion of contract liabilities represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Contract liabilities were approximately $786.7 million as of December 31, 2023, of which the Company expects to recognize $767.2 million over the next 12 months, and the remainder thereafter. The amount of revenues recognized during the years ended December 31, 2023 and 2022 that were included in the opening contract liabilities balance was approximately $674.9 million and $606.2 million, respectively.
Remaining Performance Obligations from Customer Contracts
Remaining performance obligations represent contracted revenues that have not yet been recognized (including contract liabilities) and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that the Company records and total revenues that it recognizes are impacted by a variety of seasonal factors. In each year, the amounts and volumes of contracting activity and associated revenues are typically highest in its fourth fiscal quarter and lowest in the first fiscal quarter. These seasonal impacts influence how the Company's remaining performance obligations change over time, and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that the Company reports at a point in time. As of December 31, 2023, the Company’s remaining performance obligations were $1.6 billion, which does not include customer deposit liabilities. The Company expects to recognize approximately 66% of its remaining performance obligations at December 31, 2023, as revenues over the next twelve months and the remainder over the next two to three years.

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
Sales commissions paid for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates between initial contract and renewal contracts.
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

Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its estimated fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the estimated fair value, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill during the years ended December 31, 2023, 2022 and 2021.
Impairment of Definite-lived Intangible Assets and other Long-lived Assets
The Company evaluates long-lived assets, which includes intangible assets and tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. The Company measures any amount of impairment based on the difference between the carrying value and the estimated fair value of the impaired asset. There were no material impairments of long-lived assets during the years ended December 31, 2023, 2022 and 2021.
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. The Company measures and recognizes compensation expense for all stock-based awards, including stock options, restricted stock units ("RSUs") granted to employees and directors, performance stock units ("PSUs"), including PSUs subject to certain market condition(s), and stock purchase rights granted under the Company's 2021 Employee Stock Purchase Plan ("ESPP") to employees, based on the estimated fair value of the awards on the date of grant.

The fair value of RSUs or PSUs which are subject to a service condition or service and performance condition based on vesting is determined by the closing price of the Company's common stock on the date of grant.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses the Black-Scholes Merton model to value stock options with service and/or performance condition(s), and purchase rights granted under the ESPP. Stock Options and PSUs with service and market conditions are valued using the Monte Carlo model. Both models require the input of certain assumptions on the grant date, including fair value of the underlying stock and exercise price, expected term, volatility over an expected term, risk-free interest rate for an expected term, and dividend yield.

Compensation expense is recognized for service-based options and RSUs on a straight-line basis over the vesting period. Compensation expense for options and PSUs containing performance conditions is based on the estimated number of the performance-based stock options/units expected to vest, using the graded vesting attribution method. Compensation expense for options and PSUs containing market conditions is based on the estimated number of the stock options and PSUs expected to vest on attainment of the market condition(s), using the graded vesting attribution method. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for options and PSUs and the compensation cost is not reversed if the market condition(s) is (are) not achieved, provided the requisite service has been provided. Compensation expense is recognized for shares issued pursuant to the ESPP on a straight-line basis over the offering period. The Company recognizes forfeitures as they occur, and cash flows related to excess tax benefits are presented as an operating activity in the accompanying consolidated statements of cash flows.

Prior to the IPO, the fair value of the common stock underlying the options had historically been determined by the Company’s Compensation Committee of the board of directors (the "Compensation Committee") given the absence of a public trading market. The Compensation Committee determined the fair value of the common stock by considering a number of objective and subjective factors, including: (i) third-party valuations of common stock; (ii) the lack of marketability of the common stock; (iii) the Company's actual operating and financial results; (iv) the Company’s current business conditions and projections; and (v) the likelihood of various potential liquidity events, such as an initial public offering or sale of the Company, given prevailing market conditions. After the IPO, the fair value of the common stock was determined based on the Company’s closing stock price as quoted on the New York Stock Exchange on the grant date.
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
Cash, Cash Equivalents and Investments
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Concentrations of Credit Risk and Credit Evaluations
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivatives and trade receivables. The Company’s cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. The majority of cash equivalents consists of money market funds that primarily invest in U.S. government securities. The Company's investments consist of time deposits and available for sale debt securities. Management believes that the financial institutions that hold the Company’s time deposits and the issuers of debt securities are financially sound and, accordingly, are subject to minimal credit risk.

The Company’s derivative contracts are transacted with various financial institutions with high credit ratings. The Company evaluates its counterparties associated with the Company’s foreign exchange forward contracts at least quarterly. Since all of these counterparties are large credit-worthy commercial banking institutions, the Company does not consider counterparty non-performance to be a material risk. The Company may enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty.
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
No customer accounted for more than 10% of revenue in the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and December 31, 2022, no customer accounted for more than 10% of the accounts receivable balance.
Allowance for Credit Losses
The Company estimates the overall collectability of accounts receivable and other contract assets and provides an allowance for credit losses for those considered uncollectible. The Company makes estimates of expected credit losses by specifically analyzing its accounts receivable and other contract assets based on historical experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in its customer payment terms. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The Company records the expected credit losses in general and administrative expense. On December 31, 2023 and 2022, the Company’s allowance for credit losses were $4.4 million and $4.6 million, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details the activity of the allowance, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Beginning Balance	Increase/(decrease) in Provision for Expected Credit Loss	Write-offs, Net of Recoveries	Revaluation (i)	Ending Balance
December 31, 2021	$4,557	183	(39)	(57)	$4,644
December 31, 2022	$4,644	207	(176)	(67)	$4,608
December 31, 2023	$4,608	(121)	(166)	93	$4,414

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
Debt Issuance Costs
Debt issuance costs are initially deferred and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to the dollar term loan facilities are considered long-term and presented as a direct reduction to Long-term debt, net in the consolidated balance sheets. Unamortized debt issuance costs related to the revolving facility are also considered long-term and are included in other assets in the consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2023, 2022 and 2021 were $9.9 million, $13.7 million and $16.7 million, respectively.
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
Restructuring
Restructuring charges primarily consist of severance, facilities, transition and other related costs. Severance costs generally include severance payments, notice-period payments, outplacement services, health insurance coverage, and relocation costs. Facilities costs generally include rent, variable lease operating expenses, impairment of right of use assets and lease termination costs. Transition and other related costs primarily consist of legal costs and consulting charges associated with business process improvements and strategy.
One-time employee severance costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Other transactions related costs are recognized as incurred. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and related liabilities are recorded within accrued compensation and related expenses, accounts payable and in accrued liabilities on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In addition, the Company subleases certain of its unoccupied facilities to third parties. Any impairment to the associated right-of-use assets, leasehold improvements, or other assets as a result of a sublease is recognized in the period when a decision to sublease is made and is recorded in the consolidated statements of operations. The Company recognizes sublease income on a straight-line basis over the sublease term.
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

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2023 and December 31, 2022 (in thousands).

	December 31,
	2023	2022

Cash	$185,498	$165,599
Cash equivalents:
Time deposits	72,302	51,192
Money market funds	474,643	273,098
Commercial paper	—	7,990
Total cash equivalents	546,945	332,280
Total cash and cash equivalents	$732,443	497,879
Short-term investments:
Time deposits	153,550	125,281
Commercial paper	73,767	27,708
Corporate debt securities	3,964	21,724
U.S. government and U.S. government agency securities	28,547	39,597
Non-U.S. government and agency securities	—	3,946
Total short-term investments	259,828	218,256
Total cash, cash equivalents and investments	$992,271	$716,135
_____________
See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2023 (in thousands).

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$18,596	$5	$—	$18,601
U.S. government agency securities	9,949	—	(3)	9,946
Corporate debt securities	3,963	1	—	3,964
Commercial paper	73,701	76	(10)	73,767
Total	$106,209	$82	$(13)	$106,278

The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2022 (in thousands).

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$39,634	$5	$(42)	$39,597
Non-U.S. government securities	3,964	—	(18)	3,946
Corporate debt securities	21,850	—	(126)	21,724
Commercial paper	35,745	—	(47)	35,698
Total	$101,193	$5	$(233)	$100,965

There were approximately $0.1 million realized losses related to available-for-sale debt securities for the year ended December 31, 2023. As of December 31, 2023, the fair value of the Company's available-for-sale debt securities with contractual maturity of one year or less from the consolidated balance sheet date was $106.3 million.

As of December 31, 2023, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were less than $0.1 million, which were related to $40.2 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The Company did not recognize any credit losses related to the Company’s debt securities during the year ended December 31, 2023. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$225,852	$225,852	$—	$—
Money market funds(ii)	474,643	474,643	—	—
Commercial paper(iii)	73,767	—	73,767	—
Corporate debt securities(iii)	3,964	—	3,964	—
U.S. government and U.S. government agency securities(iii)	28,547	—	28,547	—
Total cash equivalents and investments	806,773	700,495	106,278	—
Foreign currency derivatives(iv)	486	—	486	—
Total assets	$807,259	$700,495	$106,764	$—
Liabilities:
Foreign currency derivatives(v)	$44	$—	$44	$—
Total liabilities	$44	$—	$44	$—
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

As of December 31, 2023, 87% and 13% of the Company’s total financial assets subject to fair value measurement are classified as Level 1 and Level 2, respectively.

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

The Company's available-for-sale debt securities consist of commercial paper, corporate debt securities, U.S. government, U.S. government agency securities and non-U.S. government securities. The Company measures the fair values of these assets with the help of pricing services that either provides quoted market prices in active markets for identical or similar securities or use observable inputs for their pricing without applying significant adjustments.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency and Hedging Instruments
Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency rates and futures contracts). The Company records its derivative assets and liabilities on a gross basis in the consolidated balance sheet and uses mid-market pricing as a practical expedient for fair value measurements.
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
The counterparties associated with the Company’s foreign currency forward contracts are large credit-worthy financial institutions. The foreign currency derivatives transacted with these entities are relatively short in duration, therefore, the Company does not consider counterparty concentration and non-performance to be material risks at this time. Both the Company and the counterparties are expected to perform under the contractual terms of the instruments.
There were no transfers between Level 1, Level 2 and Level 3 categories during the years ended December 31, 2023 and 2022.
Note 6. Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at December 31, 2023 and 2022 (in thousands, except years):

	Estimated Useful Lives	December 31,
		2023	2022

Land	N/A	$40,512	$40,512
Buildings	25 years	118,134	118,134
Site improvements	15 years	2,569	2,567
Building improvements	10-15 years	35,417	34,706
Total land and buildings		196,632	195,919
Computer, equipment, and software	1-5 years	103,747	105,230
Furniture and fixtures	3-5 years	16,612	16,851
Leasehold improvements	1-10 years	53,432	52,612
Total property and equipment		370,423	370,612
Less: Accumulated depreciation and amortization		(221,157)	(210,038)
Total property and equipment, net		$149,266	$160,574
Depreciation and amortization expense were $17.5 million, $21.2 million, and $24.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of the goodwill as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022

Beginning balance	$2,337,036	$2,380,752
Goodwill from acquisition	6,754	—
Foreign currency translation adjustment	17,853	(43,716)
Ending balance	$2,361,643	$2,337,036
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the year ended December 31, 2023, the Company recorded an addition to goodwill of $6.8 million from the acquisition of Privitar Limited, a data management access and privacy software provider that supports critical, high-growth use cases around cloud analytics, governance, data mesh, and data marketplace.

Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of December 31, 2023 and 2022 are as follows (in thousands, except years):

	Weighted Average Useful Life (Years)	December 31, 2023			December 31, 2022
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	6	$880,758	$(871,085)	$9,673	$876,949	$(859,319)	$17,630
Other intangible assets:
Customer relationships	15	2,159,179	(1,489,398)	669,781	2,154,735	(1,359,837)	794,898
Trade names and trademark	7	81,651	(73,931)	7,720	81,442	(65,978)	15,464
Total other intangible assets		2,240,830	(1,563,329)	677,501	2,236,177	(1,425,815)	810,362
Total intangible assets, net		3,121,588	(2,434,414)	687,174	3,113,126	(2,285,134)	827,992

The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $149.3 million, $188.8 million and $245.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021

Cost of revenues	$11,766	$35,354	$73,461
Operating expenses	137,514	153,471	172,434
Total amortization of intangible assets	$149,280	$188,825	$245,895
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of December 31, 2023, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

Years ending December 31,	Customer Relationships Intangible Asset	Other Intangible Assets	Total Intangible Assets
2024	$114,416	$11,661	$126,077
2025	99,899	2,132	102,031
2026	86,856	1,432	88,288
2027	75,369	690	76,059
2028	65,484	535	66,019
Thereafter	227,757	943	228,700
Total expected amortization expense	$669,781	$17,393	$687,174

Note 8. Accrued Liabilities
Accrued liabilities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	Year ended December 31,
	2023	2022

Accrued taxes	$25,902	$22,741
Derivative liabilities	44	3,343
Other	35,248	32,760
Accrued Liabilities	$61,194	$58,844

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Borrowings
Long-term debt consists of the following (in thousands):

	Year ended December 31,
	2023	2022

Dollar term loan	$1,842,188	$1,860,938
Less: Discount on term loan	(6,441)	(7,529)
Less: Debt issuance costs	(11,037)	(12,899)
Total debt, net of discount and debt issuance costs	1,824,710	1,840,510
Less: Current portion of long-term debt	(18,750)	(18,750)
Long-term debt	$1,805,960	$1,821,760
As of December 31, 2023 and 2022 the aggregate fair value of the Company’s dollar term loan, based on Level 2 inputs related to fair market value, were $1,848.3 million and $1,830.2 million, respectively.
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

Effective July 1, 2023, the borrowings under the Term Facility bear interest, at the Company’s option, either at (i) Term SOFR1 with a credit adjustment of 0.11448% to 0.71513% depending on the interest period selected (“Adjusted Term SOFR”) plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the highest of (a) the Federal Funds Rate plus one half of 1%, (b) the rate of interest in effect for such day as published by the Wall Street Journal as the “prime rate,” and (c) Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that the base rate shall not be less than 1.00% per annum. Term SOFR is subject to a “floor” of 0% per annum. The Term Facility was issued with 0.125% of original issue discount.
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
1 Term SOFR is SOFR based on the interest period selected

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No amounts were outstanding under the Revolving Facility as of December 31, 2023 and December 31, 2022. There were $1.6 million and $1.7 million of utilized letters of credit under the Revolving Facility at December 31, 2023 and December 31, 2022, respectively.

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

The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2023.

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
Future minimum principal payments
Future minimum principal payments on the Term Facility as of December 31, 2023 are as follows (in thousands):

2024	$18,750
2025	18,750
2026	18,750
2027	18,750
2028	1,767,188
Total	$1,842,188

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Disaggregation of Revenue and Capitalized Costs to Obtain a Contract

The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021

Revenues:
Cloud subscription	$499,922	$359,380	$260,527
Self-managed subscription license	298,048	294,671	314,671
Self-managed subscription support and other	205,514	203,112	172,474
Subscription revenues	1,003,484	857,163	747,672
Perpetual license	3,307	10,397	29,269
Software revenue	1,006,791	867,560	776,941
Maintenance	495,968	519,996	558,470
Professional services	92,401	117,562	108,644
Maintenance and professional services revenue	588,369	637,558	667,114
Total revenues	$1,595,160	$1,505,118	$1,444,055
Revenue by geographic location for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021

North America	$1,082,022	$1,032,978	$961,860
EMEA	354,610	314,978	325,583
Asia Pacific	123,751	124,156	122,770
Latin America	34,777	33,006	33,842
Total revenues	$1,595,160	$1,505,118	$1,444,055
In 2023, 2022 and 2021, the Company’s revenue from customers in the United States was $1,014.8 million, $979.1 million and $907.8 million, respectively. Revenue from customers in all foreign countries during those periods was $580.4 million, $526.0 million and $536.3 million, respectively. No foreign country represented 10% or more of the Company’s total revenue for the three years ended December 31, 2023, 2022 and 2021, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Costs to obtain a contract

Costs to obtain contracts consist of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the years ended December 31, 2023 and 2022 (in thousands):

Ending balance as of December 31, 2021	$177,460
Additions	103,298
Commissions amortized	(60,235)
Revaluation	(2,719)
Ending balance as of December 31, 2022	$217,804
Additions, net	93,135
Commissions amortized	(74,634)
Revaluation	1,686
Ending balance as of December 31, 2023	$237,991
Of the $238.0 million deferred commissions balance as of December 31, 2023, the Company expects to recognize approximately 33% as commission expense over the next 12 months, and the remainder thereafter.
Note 11. Leases
The Company leases certain office facilities under various operating leases, which expire at various dates through 2035 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The Company’s leases have remaining lease terms of up to 11 years, some of which include options to extend the lease for up to 8 years. Additionally, some lease contracts include termination options. The Company’s lease agreements do not contain any residual value guarantees, material variable payment provisions or material restrictive covenants.
Total operating lease expense was $20.2 million, $19.9 million, and $21.3 million, excluding short term lease costs, variable lease costs, and sublease income each of which were immaterial for the years ended December 31, 2023, 2022 and 2021, respectively, and is recorded under operating expenses.
Total cash paid for amounts included in the measurement of operating lease liabilities was $20.1 million and $21.6 million, for the years ended December 31, 2023 and 2022, respectively. Operating lease liabilities arising from obtaining additional operating right-of-use assets were $5.4 million and $13.9 million, at December 31, 2023 and 2022, respectively.
The weighted-average remaining lease term and weighted-average discount rate for operating lease liabilities as of December 31, 2023 were 6.27 years and 5.01%, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of operating lease liabilities as of December 31, 2023 are presented in the table below (in thousands):

Year ending December 31,
2024	$19,371
2025	13,791
2026	9,747
2027	7,154
2028	5,356
Thereafter	16,447
Total operating lease payments	$71,866
Less: imputed interest	(9,452)
Present value of operating lease liabilities	$62,414
The Company leases certain portion of its owned facilities to a third party. The Company earned lease income of $4.5 million, $4.5 million and $4.5 million for the years ending December 31, 2023, 2022 and 2021, respectively and is included in Other income, net on the consolidated statements of operations. The terms of this non-cancelable lease arrangement require fixed periodic payments until Q1 2024.
Note 12. Restructuring
On January 10, 2023, the Company announced a plan to reduce its workforce by approximately 450 employees, representing approximately 7% of the Company’s global workforce, and a closure of an office in Israel (the “January Plan”). The January Plan was intended to better align the Company’s global workforce and cost base with its cloud-only, consumption-driven ("CoCd") strategy and current business needs. As of December 31, 2023, the Company recorded $28.2 million of restructuring expenses, including $1.1 million related to the right-of-use assets impairment charge for the office closure. These costs were substantially paid as of December 31, 2023.
On November 1, 2023, the Company announced a plan to reduce its workforce by approximately 500 employees, representing approximately 10% of the Company’s current global workforce, and reduce its global real estate footprint (the “November Plan”). The November Plan was intended to further streamline the Company’s cost structure as a direct result of the CoCd strategy announced in January of this year. In relation to the November Plan, the Company recorded $31.6 million of restructuring expenses, including $0.4 million related to the right-of-use assets impairment charge for the reduction in office space. Of this amount, $15.2 million was paid as of December 31, 2023, and the Company expects to pay the remainder in 2024.
The following table sets forth a summary of personnel related restructuring activities since January 1, 2023 through December 31, 2023 (in thousands):

Balance as of January 1, 2023	$—
Total charges	54,713
Cash payments	(41,205)
Balance as of December 31, 2023	$13,508	(i)

(i)The balance at December 31, 2023 is recorded in accrued compensation and related expense and in accrued liabilities in the consolidated balance sheets.

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
The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of December 31, 2023, a net unrealized gain of approximately $0.2 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of December 31, 2023 and 2022, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $109.6 million and $100.3 million of Indian rupees as of December 31, 2023 and 2022, respectively.
Interest Rate Swaps
During the year ended December 31, 2022, the Company had two interest rate swap agreements to offset the variability of cash flows associated with the floating rate interest payments related to the Term Facilities. See Note 9. Borrowings for further discussion of the credit facilities. These swaps were designated as cash flow hedges of floating rate interest payments. Both interest rate swaps matured as of December 31, 2022.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $12.2 million and $10.4 million of Indian rupees at December 31, 2023 and 2022, respectively. There were no open foreign currency contracts to sell at December 31, 2023 and 2022.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the fair value amounts for designated and non-designated hedging instruments at December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)

Designated hedging instruments
Foreign currency forward contracts	$340	$44	$88	$2,827
Non-designated hedging instruments
Foreign currency forward contracts	146	—	—	516
Total fair value of hedging instruments	$486	$44	$88	$3,343

(i)Included in prepaid expenses and other current assets on the consolidated balance sheets.
(ii)Included in accrued liabilities on the consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of December 31, 2023 and 2022, there were no derivative assets or liabilities that were net settled under the master netting agreements.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

Amount of gain recognized in other comprehensive income (loss)(i)	$1,962	$4,492	$4,938
Amount of (loss) gain related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income(ii)	$(1,074)	$(1,421)	$3,307
Amount of gain (loss) related to interest rate swaps reclassified from accumulated other comprehensive loss into income as interest expense	$—	$4,558	$(21,323)

(i)The before-tax gain (loss) of $1,962, $(5,513) and $2,482 related to foreign exchange forward contracts were recognized in other comprehensive income (loss) during the years ended December 31, 2023, 2022 and 2021, respectively. The before-tax gain (loss) of $—, $10,005 and $2,456 related to interest rate swaps were recognized in other comprehensive income (loss) during the years ended December 31, 2023, 2022 and 2021 respectively.

(ii)The before-tax gain (loss) of $(208), $(316) and $629 were included in cost of service revenues on the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively. The before tax gain (loss) of $(866), $(1,105) and $2,678 were included in operating expenses, primarily research and development expense on the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The before-tax gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts and interest rate swaps for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

(Loss) gain recognized in other income (expense), net(i)	$(34)	$5,493	$(183)
_____________
(i)(Loss) gain recognized in other income (expense), net includes the debt component of restructured interest rate swap treated as a hybrid instrument. Both of the restructured and non-designated interest rate swaps matured in December 2022.
See Note 5. Fair Value Measurements, Note 16. Accumulated Other Comprehensive (Loss) Income, and Note 19. Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Report for a further discussion.
Note 14. Stockholders Equity
Common and Preferred Stock
The Amended and Restated Certificate of Incorporation filed in October 2021 authorized the issuance of a total of 2,000,000,000 shares of Class A common stock, $0.01 par value per share, 200,000,000 shares of Class B-1 common stock, $0.01 par value per share, 200,000,000 shares of Class B-2 common stock, $0.00001 par value per share, and 200,000,000 shares of preferred stock, $0.01 par value per share. There was no preferred stock issued and outstanding as of December 31, 2023 and December 31, 2022.
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

Equity Incentive Plans
The Company’s equity incentive plans are administered by the Compensation Committee. The Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”) and most recently amended and restated the 2015 Plan in October 2021.
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
In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. As of December 31, 2023, a total of approximately 61.0 million shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan includes any shares subject to awards granted under the 2015 Plan that, after the date the 2015 Plan was terminated, are cancelled, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this provision is 26,288,211 shares).

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Option Awards

Prior to the IPO, the Company had issued options subject to service based vesting ("Service-based Options") under the 2015 Plan. In addition, the Company issued different types of performance-based options under the 2015 plan, for which vesting is subject to the achievement of one or more performance events, such as achievement of certain levels of Multiple on Invested Capital ("MOIC"), exit events, including a change in control or partial sale, or initial public offering, and market liquidity vesting criteria in connection with achieving a certain per share price in any one or more exit events (the "MOIC/Performance Options"). At the achievement of one or more exit events, the Company will recognize compensation expense in proportion to the requisite service period already completed. Upon the effectiveness of the IPO, an underlying performance-based vesting condition of the MOIC/Performance Options was deemed satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $15.7 million as of the date of IPO. The remaining expense will be recognized over the remaining estimated derived service period unless the market liquidity vesting criteria are achieved earlier.

The following table summarizes the option award activity for the years ended December 31, 2023 and 2022 (in thousands, except share price, fair value and term):

	Number of Options			Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service-based	Performance-based
Outstanding at December 31, 2021	25,884	17,768	8,116	$16.53		7.36	$529,265
Exercised	(1,665)	(1,329)	(336)	$12.19			$12,718
Forfeited or expired	(1,399)	(935)	(464)	$17.01
Outstanding at December 31, 2022	22,820	15,504	7,316	$16.83		6.34	$51,157
Exercised	(4,178)	(3,138)	(1,040)	$13.59			$38,013
Forfeited or expired	(1,638)	(1,088)	(550)	$20.51
Outstanding at December 31, 2023	17,004	11,278	5,726	$17.27		5.59	$189,134
The fair value of options vested during the years ended December 31, 2023 and 2022 was $22.9 million and $32.3 million, respectively. As of December 31, 2023, the number of options vested and exercisable was 13.1 million with a weighted average exercise price of $17.0 and aggregate intrinsic value of $149.0 million. The weighted average remaining contractual terms for options vested and exercisable as of December 31, 2023 and 2022 were 5.45 years and 5.94 years, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. As of December 31, 2023, there were a total of approximately 3.9 million unvested options with a weighted-average grant date fair value of $10.05 per share. As of December 31, 2022, there were a total of approximately 8.2 million unvested options with a weighted-average grant date fair value of $8.47 per share.
As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested options was $7.7 million and is expected to be recognized over the remaining weighted-average vesting period of 3.04 years.

Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs")

The Company issues RSUs to employees and directors under the 2021 Plan. RSUs vest upon the satisfaction of a service-based vesting condition only. The service-based condition for the majority of the employee awards is generally satisfied pro-rata over two to four years.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also issues PSUs to employees under the 2021 Plan. PSUs that are granted are subject to vesting based on certain performance metrics or on attainment of specified stock prices, measured over the performance period. The PSU awards granted to employees under the 2021 Plan typically vest over 3 years and are subject to forfeiture in whole if employment terminates, or in whole or in part, if specified vesting conditions are not satisfied in each case prior to vesting. PSUs are not considered issued or outstanding common stock until they vest.

The following table summarizes RSU and PSU activity and related information during the year ended December 31, 2023 under the 2021 Plan (in thousands, except share price):

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2021	7,570	$33.02
Granted	12,795	18.89
Vested	(1,998)	31.43
Forfeited	(1,021)	30.02
Unvested and outstanding as of December 31, 2022	17,346	$22.95
Granted	13,710	19.03
Vested	(7,251)	21.79
Forfeited	(2,742)	22.70
Unvested and outstanding as of December 31, 2023	21,063	$20.81
As of December 31, 2023, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $374.7 million and is expected to be recognized over the remaining weighted-average vesting period of 1.96 years.
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

Employee Stock Purchase Plan ("ESPP")

In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of December 31, 2023, a total of 11.1 million shares of the Company’s Class A common stock has been reserved for issuance under the ESPP.

Under the ESPP, eligible employees are able to acquire shares of Class A common stock by accumulating funds through payroll deductions. Offering periods are generally twelve months long and begin on March 1 and September 1 of each year. The purchase price for shares of the Company's Class A common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company's Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the first date of the offering period.

As of December 31, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $2.3 million and is expected to be recognized over the remaining offering periods.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Assumptions for ESPP

Expected term - Expected term represents the term from the first day of the offering period to the purchase dates within each offering period.

Expected volatility - As we do not have sufficient trading history of our common stock, we estimate the volatility of our common stock on the first day of the offering period based on the weighted-average historical stock price volatility of comparable publicly-traded companies over a period equal to the expected term.

Risk-free interest rate - Risk-free rate is estimated based upon the implied yield on the U.S. Treasury zero-coupon issued with maturities that are consistent with the expected term.

Expected dividend yield - Based on Company’s continued assumption that there will not be any dividend payouts, the expected dividend yield is zero.

Fair value of underlying common stock - The fair value of the Company's common stock is determined by the closing price of its common stock on the primary stock exchange on which the common stock is traded on the first day of the offering period.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering periods during the years ended December 31, 2023 and 2022 using the Black-Scholes pricing model:

Year ended December 31,
	2023	2022
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	36.2% - 48.5%	34.8% - 45.2%
Risk-free interest rate	5.1% - 5.5%	0.6% - 3.5%
Expected dividend rate	—%	—%
Fair value of common stock	$17.06 - $21.14	$20.05 - $21.55

Share Repurchases
There were no repurchases during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company repurchased 0.4 million shares for $9.3 million. All repurchases were completed under the terms of the 2015 Plan prior to the IPO.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Compensation
The stock-based compensation for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

Cost of revenues	$33,803	$20,763	$5,528
Research and development	63,018	40,045	11,114
Sales and marketing	61,494	39,175	12,889
General and administrative	59,784	35,879	15,486
Total stock-based compensation	$218,099	$135,862	$45,017
Note 15. Employee 401(K) Plan
The Company’s employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary, up to the statutory prescribed annual limit. The Company matches 50% of the contribution made by an employee, up to a maximum of $6,000 per calendar year. For employees hired prior to January 1, 2017, contributions made by the Company vest 100% upon contribution. For employees hired after January 1, 2017, contributions made by the Company vest on a graded vesting schedule over four years. The Company contributed $9.3 million, $10.5 million, and $9.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, the Plan provides for discretionary contributions at the discretion of the board of directors. No discretionary contributions have been made by the Company to date.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated balances for each component of other comprehensive (loss) income for the year ended December 31, 2023, net of taxes (in thousands):

			Net Unrealized Gain (Loss) on Derivatives
	Cumulative Translation Adjustments	Net Unrealized (Loss) Gain on Available-for-sale Debt Securities	Foreign Currency		Total Cash Flow Hedges	Total
Beginning balance as of December 31, 2022	$(45,435)	$(171)	$(2,065)		$(2,065)	$(47,671)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $(55), $(37) and $(483)	22,790	115	1,479		1,479	24,384
Net loss reclassified from accumulated other comprehensive (loss) income, net of tax benefit of $—, $36 and $265	—	108	809	(i)	809	917
Total other comprehensive (loss) income, net of tax effect(ii)	22,790	223	2,288		2,288	25,301
Ending balance as of December 31, 2023	$(22,645)	$52	$223		$223	$(22,370)

(i)The before-tax loss of $(208) and $(866) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the consolidated statements of operations.
(ii)The tax benefit (expense) related to the net gain (loss) reclassified from accumulated other comprehensive (loss) income was included in income tax provision on the consolidated statements of operations.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the year ended December 31, 2022, net of taxes (in thousands):

			Net Unrealized Gain (Loss) on Derivatives
	Cumulative Translation Adjustments	Net Unrealized (Loss) on Available-for-sale Debt Securities	Foreign Currency		Interest Rate Swaps		Total Cash Flow Hedges	Total
Beginning balance as of December 31, 2021	$20,232	$—	$1,018		$(4,099)		$(3,081)	$17,151
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $548, $56, $1,359 and $(2,472)	(65,667)	(171)	(4,154)		7,533		3,379	(62,459)
Net (gain) loss reclassified from accumulated other comprehensive income (loss), net of tax benefit (expense) of $—, $—, $350 and $(1,124)	—	—	1,071	(i)	(3,434)	(ii)	(2,363)	(2,363)
Total other comprehensive income (loss), net of tax effect (iii)	(65,667)	(171)	(3,083)		4,099		1,016	(64,822)
Ending balance as of December 31, 2022	$(45,435)	$(171)	$(2,065)		$—		$(2,065)	$(47,671)

(i)The before-tax loss of $(316) and $(1,105) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the consolidated statements of operations.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Income Taxes

The provision for income taxes consists of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax provision:
U.S. federal	$14,160	$73,974	$12,419
U.S. state	8,839	15,175	9,748
Non-U.S.	24,878	16,394	23,564
Total current tax provision	47,877	105,543	45,731
Deferred tax expense (benefit):
U.S. federal	6,046	(68,194)	(8,699)
U.S. state	(1,846)	(15,589)	(7,429)
Non-U.S.	(3,966)	(2,282)	(5,564)
Total deferred tax expense (benefit)	234	(86,065)	(21,692)
Total provision for income taxes	$48,111	$19,478	$24,039
The components of income (loss) before income taxes attributable to the U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$(183,324)	$(49,957)	$(120,874)
Non-U.S.	106,152	15,760	44,984
Loss before income taxes	$(77,172)	$(34,197)	$(75,890)
The reconciliation between the expected provision for income taxes at the U.S.statutory tax rate of 21% and the total provision for income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax benefit computed at statutory tax rate	$(16,206)	$(7,177)	$(15,912)
State taxes, net of federal benefit	(2,124)	327	750
Foreign earnings taxed at different rates	(2,554)	4,115	2,950
Stock-based compensation	17,788	9,504	1,729
Return to provision true-up	(12,768)	1,794	114
Research and development tax credits	(8,076)	(3,574)	(3,067)
Deferred distribution taxes	3,276	906	2,209
Foreign Inclusions	(2,075)	15,691	3,144
Withholding taxes	4,272	4,354	5,729
IRS audit settlement	—	—	(4,990)
Valuation allowance	65,749	(6,214)	30,768
Other	829	(248)	615
Total income tax provision	$48,111	$19,478	$24,039

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate was (62)% for the year ended December 31, 2023. The effective tax rate differed from the U.S. statutory rate of 21%, primarily due to changes in the valuation allowance, and to a lesser extent, from foreign income inclusion under global intangible low-taxed income ("GILTI") and non-deductible stock-based compensation.

The Company’s effective tax rate was (57)% for the year ended December 31, 2022. The effective tax rate differed from the U.S. statutory rate of 21%, primarily due to foreign income inclusion under global intangible low-taxed income ("GILTI"), non-deductible stock-based compensation, and change in valuation allowance.

The Company’s effective tax rate was (32)% for the year ended December 31, 2021. The effective tax rate differed from the U.S. statutory rate of 21%, primarily due to establishment of a valuation allowance on its disallowed interest expense deferred tax asset and withholding taxes, partially offset by a benefit from the IRS audit settlement in 2021.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$44,231	$17,118
Tax credit carry forwards	32,497	28,790
Reserves and accrued costs not currently deductible	18,128	14,465
Deferred revenue	92,738	92,789
Unrealized gains or losses	3,011	4,091
Disallowed interest expense	69,431	64,754
Stock-based compensation	16,598	15,796
Lease liability	11,586	10,446
R&D capitalization	95,452	57,751
Depreciable assets	2,513	1,262
Other	2,666	195
Gross deferred tax assets	388,851	307,457
Valuation allowance	(221,880)	(124,794)
Net deferred tax assets	166,971	182,663
Deferred tax liabilities:
Deferred distribution tax	(13,700)	(10,423)
Intangible assets	(107,023)	(129,426)
Deferred commissions	(41,935)	(39,784)
Right of use assets	(11,501)	(8,558)
Total deferred tax liabilities	(174,159)	(188,191)
Net deferred tax liabilities	$(7,188)	$(5,528)
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance on its deferred tax assets as of December 31, 2023, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of this analysis for the year ended December 31, 2023, management has recorded a valuation allowance against the U.S. and Ireland's net deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions.

A reconciliation of the beginning and ending amount of valuation allowances is as follows (in thousands):

Valuation allowance on deferred tax assets:	Balance at Beginning of Period	(Charged) Credited to Expenses / Other	Balance at Ending of Period
Year ended December 31, 2021	$(83,851)	$(44,257)	$(128,108)
Year ended December 31, 2022	$(128,108)	$3,314	$(124,794)
Year ended December 31, 2023	$(124,794)	$(97,086)	$(221,880)
As of December 31, 2023, the Company had U.S. federal and state net operating loss carry forwards of approximately $12.1 million and $3.2 million, respectively, and U.S. federal foreign tax credit carry forwards of $1.9 million. In addition, the Company has California research and development tax credit carry forwards of approximately $56.3 million that do not expire. The utilization of the Company’s U.S. net operating losses is subject to various limitations under Section 382. The Company does not anticipate any expiration of the U.S. net operating loss carry forwards prior to their utilization.
As of December 31, 2023, the Company’s non-U.S. subsidiaries had combined net operating loss carry forwards of $218.0 million that can be carried forward indefinitely.

The Company provides for taxes on the undistributed earnings of certain non-U.S. subsidiaries which would be subject to withholding taxes if distributed. Additional U.S. or foreign income tax liabilities may arise upon reversal of certain other outside basis differences in our foreign subsidiaries, although the calculation of such additional taxes is not practicable. Deferred distribution taxes were $13.7 million and $10.4 million for the years ended December 31, 2023 and 2022, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$51,880	$43,044	$65,843
Additions for tax positions of prior years	8,143	7,187	237
Reductions for tax positions of prior years	(376)	(1,569)	(2,087)
Additions based on tax positions related to the current year	6,824	3,813	4,432
Reductions due to lapse of statute of limitations	(10,341)	(595)	(480)
Reductions due to settlements	—	—	(24,901)
Ending balance	$56,130	$51,880	$43,044

The unrecognized tax benefits, if recognized, would impact the income tax provision by $30.7 million, $25.5 million and $23.2 million as of December 31, 2023, 2022 and 2021, respectively. The Company has elected to include interest and penalties as a component of income tax expense. Accrued interest and penalties as of December 31, 2023, 2022 and 2021 were approximately $6.9 million, $5.2 million and $3.7 million, respectively. As of December 31, 2023, the gross unrecognized tax benefit was approximately $56.1 million. It is reasonably possible that an additional reduction of up to $10.0 million of unrecognized tax benefits may occur within the next 12 months due to statute of limitation lapse, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. As of December 31, 2023, tax years 2019 - 2023 remain subject to examination in the major tax jurisdictions where the Company operates. In addition, the Company has been informed by certain state and foreign taxing authorities that it was selected for examination. U.S. federal, state and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits has commenced and are at various stages of completion as of December 31, 2023.
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
Note 18. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands):

	Year Ended December 31,
	2023	2022	2021

Net loss	$(125,283)	$(53,675)	$(99,929)
Weighted average shares in computing net loss per share(i)
Basic and Diluted	288,581	281,129	250,418
Net loss per share attributable to Class A and B-1 common stockholders
Basic and Diluted	$(0.43)	$(0.19)	$(0.40)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options outstanding(i)	3,373	4,138	5,009
RSUs	2,567	247	—
PSUs	619	76	—
ESPP	140	90	—

(i)Amounts for periods prior to the completion of our restructuring transactions on September 30, 2021 have been retrospectively adjusted to give effect to the restructuring transactions described in Note 1 Organization and Description of Business in the Notes to our Consolidated Financial Statements.
Note 19. Commitments and Contingencies
Long-Term Purchase Obligations
As of December 31, 2023, the Company had long-term purchase obligations of approximately $148.2 million, primarily related to multi-year contracts with third party vendors for cloud services related to its subscription services

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and software as a service commitments. The expected payments under these commitments total approximately $83.3 million and $64.9 million over the next 1 year and 1-3 years, respectively.

Warranties
The Company generally provides product warranties. These are not separate performance obligations and are outside the scope of ASC 606. To date, the Company's product warranty expense and obligations have not been material.
The Company’s customer agreements generally include certain provisions for indemnifying the customer against losses, expenses, liabilities, and damages that may be awarded against the customer in the event the Company’s product is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and scope limitations and a right to replace an infringing product with a non-infringing product.
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2023 and 2022. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On December 7, 2023, John Schweitzer, the Company’s Executive Vice President and Chief Revenue Officer, adopted a written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “Schweitzer trading arrangement”). The duration of the Schweitzer trading arrangement is until December 31, 2024 or earlier if all transactions under the Rule 10b5-1 trading arrangement are completed and provides for the potential purchase or sale of an aggregate of approximately 809,744 shares of the Company’s common stock.
On December 7, 2023, Mark Pellowski, the Company’s Chief Accounting Officer, adopted a written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “Pellowski trading arrangement”). The duration of the Pellowski trading arrangement is until January 31, 2025 or earlier if all transactions under the Rule 10b5-1 trading arrangement are completed and provides for the potential purchase or sale of an aggregate of approximately 129,713 shares of the Company’s common stock.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth fiscal quarter of 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS , AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

(a)(2) Financial Statement Schedules - All financial statement schedules have been omitted since the required information is not applicable or has been included in the consolidated financial statements and accompanying notes included in this Form 10-K.

(b)

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-40936	3.1	12/9/2021
3.2	Amended and Restated Bylaws of the registrant.	S-1	333-259963	3.4	10/18/2021
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-259963	4.1	10/1/2021
4.2	Description of Capital Stock.	10-K	001-40936	4.2	3/24/2022
10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-259963	10.1	10/18/2021
10.2+	Informatica Inc. 2021 Equity Incentive Plan and related form agreements	S-1/A	333-259963	10.2	10/18/2021
10.3+	Informatica Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1	333-259963	10.3	10/18/2021
10.4+	Third Amended and Restated Informatica Inc. Equity Incentive Plan and related form agreements.	S-1	333-259963	10.4	10/18/2021
10.5+	Form of Change in Control and Severance Agreement	S-1	333-259963	10.5	10/18/2021
10.6+	Form of Outside Director Compensation Policy	S-1/A	333-259963	10.6	10/18/2021
10.7+	Form of Umbrella Bonus Plan	S-1	333-259963	10.7	10/18/2021
10.8+	Confirmatory Employment Letter between the registrant and Amit Walia.	S-1/A	333-259963	10.8	10/18/2021
10.9+	Confirmatory Employment Letter between the registrant and Eric Brown.	S-1/A	333-259963	10.9	10/18/2021
10.10+	Confirmatory Employment Letter between the registrant and Jitesh Ghai.	S-1/A	333-259963	10.10	10/18/2021
10.11+	Confirmatory Employment Letter between the registrant and Ansa Sekharan.	S-1/A	333-259963	10.11	10/18/2021
10.12+	Confirmatory Employment Letter between the registrant and John Schweitzer	10-K	001-40936	10.12	3/24/2022
10.13+	Employment Letter between the registrant and Michael McLaughlin	10-K	001-40936	10.13	2/27/2023
10.14	Stockholders Agreement.	10-Q	001-40936	10.12	12/9/2021
10.15	Registration Rights Agreement.	10-Q	001-40936	10.13	12/9/2021
10.16	Credit and Guaranty Agreement by and among Informatica Inc., as Holdings, Informatica LLC, as the Borrower, and the Borrowers and Guarantors identified therein, and JPMorgan Chase, N.A., as the Administrative Agent, dated October 29, 2021.	8-K	001-40936	10.1	11/4/2021
10.17+	Transition and Consulting Agreement between the registrant and Eric Brown	10-K	001-40936	10.17+	2/27/2023

10.20	Amendment No. 1 to the Credit and Guaranty Agreement, effective as of June 13, 2023	8-K	001-40936	10.1	6/16/2023
21.1	List of subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature pages hereto)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Officer Compensation Recovery ("Clawback") Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (Formatted as inline XBRL and contained in Exhibits 101)

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

Date:	February 22, 2024	INFORMATICA INC.

		By:	/s/ Amit Walia
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

Signature	Title	Date
/s/ Amit Walia	Chief Executive Officer and Director	February 22, 2024
Amit Walia	(Principal Executive Officer)

/s/ Michael McLaughlin	Executive Vice President and Chief Financial Officer	February 22, 2024
Michael McLaughlin	(Principal Financial Officer)

/s/ Mark Pellowski	Chief Accounting Officer	February 22, 2024
Mark Pellowski	(Principal Accounting Officer)

/s/ Bruce Chizen	Chair of the Board of Directors	February 22, 2024
Bruce Chizen

/s/ Janice Chaffin	Director	February 22, 2024
Janice Chaffin

/s/ Gerald Held	Director	February 22, 2024
Gerald Held

/s/ Ryan Lanpher	Director	February 22, 2024
Ryan Lanpher

/s/ Austin Locke	Director	February 22, 2024
Austin Locke

/s/ Elizabeth Rafael	Director	February 22, 2024
Elizabeth Rafael

/s/ Brian Ruder	Director	February 22, 2024
Brian Ruder

/s/ Cesare Ruggiero	Director	February 22, 2024
Cesare Ruggiero

/s/ Jill Ward	Director	February 22, 2024
Jill Ward