Form 10-Q
period 2024-03-31
Informatica Inc.
filed 2024-05-02
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 255,584,319 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of April 24, 2024.

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
•the possible harm caused by a security breach or incident, significant disruption of service, or loss of or unauthorized access to users’ data;
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

Part I - Financial Information
Item 1. Financial Statements
INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$855,068	$732,443
Short-term investments	258,219	259,828
Accounts receivable, net of allowances of $4,669 and $4,414, respectively	274,724	500,068
Contract assets, net	85,953	79,864
Prepaid expenses and other current assets	226,072	180,383
Total current assets	1,700,036	1,752,586
Property and equipment, net	147,572	149,266
Operating lease right-of-use-assets	55,136	57,799
Goodwill	2,349,119	2,361,643
Customer relationships intangible asset, net	639,078	669,781
Other intangible assets, net	13,074	17,393
Deferred tax assets	15,322	15,237
Other assets	165,577	178,377
Total assets	$5,084,914	$5,202,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,084	$18,050
Accrued liabilities	52,706	61,194
Accrued compensation and related expenses	77,956	167,427
Current operating lease liabilities	15,701	16,411
Current portion of long-term debt	18,750	18,750
Income taxes payable	2,916	4,305
Deferred revenue	708,568	767,244
Total current liabilities	896,681	1,053,381
Long-term operating lease liabilities	43,255	46,003
Long-term deferred revenue	13,502	19,482
Long-term debt, net	1,802,033	1,805,960
Deferred tax liabilities	21,817	22,425
Long-term income taxes payable	37,840	37,679
Other liabilities	6,971	4,554
Total liabilities	2,822,099	2,989,484
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 and 2,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 255,502 and 250,874 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,556	2,510
Class B-1 common stock; $0.01 par value per share; 200,000 and 200,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 44,050 and 44,050 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	440	440
Class B-2 common stock; $0.00001 par value per share, 200,000 and 200,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 44,050 and 44,050 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	3,601,372	3,540,502
Accumulated other comprehensive loss	(42,391)	(22,370)
Accumulated deficit	(1,299,162)	(1,308,484)
Total stockholders’ equity	2,262,815	2,212,598
Total liabilities and stockholders’ equity	$5,084,914	$5,202,082
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues:
Subscriptions	$251,977	$213,922
Perpetual license	21	806
Software revenue	251,998	214,728
Maintenance and professional services	136,609	150,703
Total revenues	388,607	365,431
Cost of revenues:
Subscriptions	46,838	35,684
Perpetual license	5	180
Software costs	46,843	35,864
Maintenance and professional services	33,878	43,159
Amortization of acquired technology	1,034	2,874
Total cost of revenues	81,755	81,897
Gross profit	306,852	283,534
Operating expenses:
Research and development	79,654	82,039
Sales and marketing	137,433	128,538
General and administrative	50,446	41,360
Amortization of intangible assets	31,739	34,291
Restructuring	4,355	27,253
Total operating expenses	303,627	313,481
Income (loss) from operations	3,225	(29,947)
Interest income	13,407	7,583
Interest expense	(39,097)	(35,051)
Other income, net	6,335	630
Loss before income taxes	(16,130)	(56,785)
Income tax (benefit) expense	(25,464)	59,569
Net income (loss)	$9,334	$(116,354)
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.03	$(0.41)
Diluted	$0.03	$(0.41)
Weighted-average shares used in computing net income (loss) per share:
Basic	296,897	284,886
Diluted	312,499	284,886
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$9,334	$(116,354)
Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment, net of tax benefit of $206 and $228	(19,980)	11,750
Available-for-sale debt securities:
Change in unrealized (loss) gain, net of tax benefit (expense) of $26 and $(24)	(81)	74
Cash flow hedges:
Change in unrealized gain, net of tax expense of $88 and $308	269	941
Less: reclassification adjustment for amounts included in net income (loss), net of tax (expense) benefit of $(75) and $286	(229)	874
Cash flow hedges, net change	40	1,815
Total other comprehensive (loss) income, net of tax effect	(20,021)	13,639
Total comprehensive loss, net of tax effect	$(10,687)	$(102,715)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2023	250,874	$2,510	44,050	$440	44,050	$—	$3,540,502	$(22,370)	$(1,308,484)	$2,212,598
Stock-based compensation	—	—	—	—	—	—	64,101	—	—	64,101
Issuance of shares under employee stock purchase plan	936	9	—	—	—	—	13,788	—	—	13,797
Shares withheld related to net share settlement of equity awards	(1,350)	(14)	—	—	—	—	(45,829)	—	—	(45,843)
Issuance of shares under equity plans	5,042	51	—	—	—	—	28,810	—	—	28,861
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Net income	—	—	—	—	—	—	—	—	9,334	9,334
Other comprehensive loss	—	—	—	—	—	—	—	(20,021)	—	(20,021)
Balances, March 31, 2024	255,502	$2,556	44,050	$440	44,050	$—	$3,601,372	$(42,391)	$(1,299,162)	$2,262,815

	Three Months Ended March 31, 2023
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2022	239,749	$2,398	44,050	$440	44,050	$—	$3,282,383	$(47,671)	$(1,183,189)	$2,054,361
Stock-based compensation	—	—	—	—	—	—	50,342	—	—	50,342
Issuance of shares under employee stock purchase plan	1,112	11	—	—	—	—	16,120	—	—	16,131
Issuance of shares under equity plans	1,361	14	—	—	—	—	3,467	—	—	3,481
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	—	—	—	—	(116,354)	(116,354)
Other comprehensive income	—	—	—	—	—	—	—	13,639	—	13,639
Balances, March 31, 2023	242,222	$2,423	44,050	$440	44,050	$—	$3,352,312	$(34,032)	$(1,299,555)	$2,021,588

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Operating activities:
Net income (loss)	$9,334	$(116,354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,193	4,198
Non-cash operating lease costs	3,902	5,350
Stock-based compensation	64,101	50,342
Deferred income taxes	(831)	11,477
Amortization of intangible assets and acquired technology	32,773	37,165
Amortization of debt issuance costs	887	847
Amortization of investment discount, net of premium	(1,440)	(851)
Changes in operating assets and liabilities:
Accounts receivable	220,708	197,579
Prepaid expenses and other assets	(233)	10,983
Accounts payable and accrued liabilities	(97,023)	(118,076)
Income taxes payable	(43,507)	22,184
Deferred revenue	(59,222)	(34,962)
Net cash provided by operating activities	131,642	69,882
Investing activities:
Purchases of property and equipment	(390)	(1,224)
Purchases of investments	(146,997)	(30,297)
Maturities of investments	149,939	80,500
Other	1,878	—
Net cash provided by investing activities	4,430	48,979
Financing activities:
Payment of debt	(4,688)	(4,688)
Proceeds from issuance of common stock under employee stock purchase plan	13,797	16,131
Payments for dividends related to Class B-2 shares	(12)	(12)
Payments for taxes related to net share settlement of equity awards	(45,843)	—
Proceeds from issuance of shares under equity plans	28,861	3,481
Net cash (used in) / provided by financing activities	(7,885)	14,912
Effect of foreign exchange rate changes on cash and cash equivalents	(5,562)	1,255
Net increase in cash and cash equivalents	122,625	135,028
Cash and cash equivalents at beginning of period	732,443	497,879
Cash and cash equivalents at end of period	$855,068	$632,907
Supplemental disclosures:
Cash paid for interest	$37,782	$34,482
Cash paid for income taxes, net of refunds	$18,873	$25,907
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$875	$1,273
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business
Informatica Inc. (the “Company” or “Informatica”) delivers data management products powered by an artificial intelligence ("AI") platform that connects, manages, and unifies data across multi-vendor, multi-cloud, hybrid systems at enterprise scale. The platform enables the Company’s customers to accurately track and understand their data, allowing them to create 360-degree customer experiences, automate data operations across enterprise-wide business processes, and pursue holistic data-driven digital strategies by guiding workload migrations to the cloud. The Company’s platform includes a suite of interoperable data management products that leverage the shared services and metadata of the underlying platform, including products for Data Catalog, Data Integration & Engineering, API & Application Integration, Data Quality and Observability, Master Data Management, Customer and Business 360 Applications, Governance and Privacy, and Data Marketplace. The Company was incorporated as a Delaware corporation on June 4, 2021.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of operations for the three months ended March 31, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 22, 2024. There have been no material changes to these policies during the three months ended March 31, 2024.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 3. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents and investments as of March 31, 2024 and December 31, 2023 (in thousands).

	March 31,	December 31,
	2024	2023

Cash	$176,516	$185,498
Cash equivalents:
Time deposits	201,558	72,302
Money market funds	476,994	474,643
Total cash equivalents	678,552	546,945
Total cash and cash equivalents	$855,068	$732,443
Short-term investments:
Time deposits	150,805	153,550
Commercial paper	74,519	73,767
Corporate debt securities	3,986	3,964
U.S. government and agency securities	28,909	28,547
Total short-term investments	$258,219	$259,828
Total cash, cash equivalents and investments	$1,113,287	$992,271

See Note 5. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of March 31, 2024 (in thousands).

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$28,914	$—	$(5)	$28,909
Corporate debt securities	3,987	—	(1)	3,986
Commercial paper	74,551	14	(46)	74,519
Total	$107,452	$14	$(52)	$107,414

The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2023 (in thousands).

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$18,596	$5	$—	$18,601
U.S. government agency securities	9,949	—	(3)	9,946
Corporate debt securities	3,963	1	—	3,964
Commercial paper	73,701	76	(10)	73,767
Total	$106,209	$82	$(13)	$106,278

There were no realized gains or losses related to available-for-sale debt securities for the three months ended March 31, 2024. As of March 31, 2024, the fair value of the Company’s available-for-sale debt securities with contractual maturity of one year or less from the condensed consolidated balance sheet date was $107.4 million.
As of March 31, 2024, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were less than $0.1 million, which were related to $77.2 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.
The Company did not recognize any credit losses related to the Company’s debt securities during the three months ended March 31, 2024. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$352,363	$352,363	$—	$—
Money market funds	476,994	476,994	—	—
Commercial paper	74,519	—	74,519	—
Corporate debt securities	3,986	—	3,986	—
U.S. government securities	28,909	—	28,909	—
Total cash equivalents and investments	936,771	829,357	107,414	—
Foreign currency derivatives	434	—	434	—
Total assets	$937,205	$829,357	$107,848	$—
Liabilities:
Foreign currency derivatives	$13	$—	$13	$—
Total liabilities	$13	$—	$13	$—
There were no transfers between Level 1, Level 2 and Level 3 categories during the three months ended March 31, 2024.

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$225,852	$225,852	$—	$—
Money market funds	474,643	474,643	—	—
Commercial paper	73,767	—	73,767	—
Corporate debt securities	3,964	—	3,964	—
U.S. government and U.S. government agency securities	28,547	—	28,547	—
Total cash equivalents and investments	806,773	700,495	106,278	—
Foreign currency derivatives	486	—	486	—
Total assets	$807,259	$700,495	$106,764	$—
Liabilities:
Foreign currency derivatives	$44	$—	$44	$—
Total liabilities	$44	$—	$44	$—

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of the goodwill for the three months ended March 31, 2024 (in thousands):

Amount
Ending balance as of December 31, 2023	$2,361,643
Foreign currency translation adjustment	(12,524)
Ending Balance as of March 31, 2024	$2,349,119
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	$880,694	$(872,119)	$8,575	$880,758	$(871,085)	$9,673
Other intangible assets:
Customer relationships	2,157,036	(1,517,958)	639,078	2,159,179	(1,489,398)	669,781
Trade names and trademark	81,609	(77,110)	4,499	81,651	(73,931)	7,720
Total other intangible assets	2,238,645	(1,595,068)	643,577	2,240,830	(1,563,329)	677,501
Total intangible assets, net	$3,119,339	$(2,467,187)	$652,152	$3,121,588	$(2,434,414)	$687,174
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $32.8 million and $37.2 million for the three months ended March 31, 2024 and 2023, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$1,034	$2,874
Operating expenses	31,739	34,291
Total amortization of intangible assets	$32,773	$37,165
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of March 31, 2024, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Customer Relationships Intangible Asset	Other Intangible Assets	Total Intangible Assets

Remaining 2024	$85,563	$7,367	$92,930
2025	99,611	2,127	101,738
2026	86,608	1,427	88,035
2027	75,156	686	75,842
2028	65,300	530	65,830
Thereafter	226,840	937	227,777
Total expected amortization expense	$639,078	$13,074	$652,152
Note 7. Borrowings
Long-term debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023

Dollar term loan	$1,837,500	$1,842,188
Less: Discount on term loan	(6,161)	(6,441)
Less: Debt issuance costs	(10,556)	(11,037)
Total debt, net of discount and debt issuance costs	1,820,783	1,824,710
Less: Current portion of long-term debt	(18,750)	(18,750)
Long-term debt, net of current portion	$1,802,033	$1,805,960
As of March 31, 2024 and December 31, 2023, the aggregate fair value of the Company’s dollar term loan, based on Level 2 inputs related to fair market value, was $1,841.2 million and $1,848.3 million, respectively.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
No amounts were outstanding under the Revolving Facility as of March 31, 2024 and December 31, 2023. There were $1.6 million and $1.6 million of utilized letters of credit under the Revolving Facility at March 31, 2024 and December 31, 2023, respectively.
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
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2024.
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
1 Term SOFR is SOFR based on the interest period selected

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum principal payments
Future minimum principal payments on the Term Facility as of March 31, 2024 are as follows (in thousands):

Remaining 2024	$14,062
2025	18,750
2026	18,750
2027	18,750
2028	1,767,188
Total	$1,837,500
Note 8. Disaggregation of Revenue, Deferred Revenue, Remaining Performance Obligations, Credit Risk and Capitalized Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

Revenues:
Cloud subscription	$151,438	$111,778
Self-managed subscription license	51,948	50,549
Self-managed subscription support and other	48,591	51,595
Subscription revenues	251,977	213,922
Perpetual license	21	806
Software revenue	251,998	214,728
Maintenance	117,678	125,375
Professional services	18,931	25,328
Maintenance and professional services revenue	136,609	150,703
Total revenues	$388,607	$365,431
Revenue by geographic location for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

North America	$258,055	$251,037
EMEA	86,710	77,002
Asia Pacific	32,980	29,596
Latin America	10,862	7,796
Total revenues	$388,607	$365,431
In the three months ended March 31, 2024 and 2023, the Company’s revenue from customers in the United States was $242.0 million and $233.3 million, respectively. No foreign country represented 10% or more of the Company’s total revenue during the three months ended March 31, 2024 and 2023, respectively.
Deferred Revenue
As of March 31, 2024 and December 31, 2023, deferred revenue was $722.1 million and $786.7 million, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amount of revenues recognized during the three months ended March 31, 2024 that were included in the opening deferred revenue balance as of January 1, 2024 was approximately $295.3 million. The amount of revenues recognized during the three months ended March 31, 2023 that were included in the opening deferred revenue balance as of January 1, 2023 was approximately $251.6 million.
Remaining Performance Obligations from Customer Contracts
As of March 31, 2024, the Company’s remaining performance obligations were $1.5 billion. The Company expects to recognize approximately 66% of its remaining performance obligations at March 31, 2024 as revenues over the next twelve months and the remainder over the next two to three years.
Concentrations of Credit Risk and Credit Evaluations
No customer accounted for more than 10% of revenue during the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, no customer accounted for more than 10% of the accounts receivable balance.
Capitalized Costs to Obtain a Contract
Capitalized costs to obtain contracts consist of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the three months ended March 31, 2024 (in thousands):

Amount
Ending balance as of December 31, 2023	$237,991
Additions, net	11,583
Commissions amortized	(20,453)
Revaluation	(1,746)
Ending balance as of March 31, 2024	$227,375
As of March 31, 2024, $77.0 million of deferred commissions balance was included in prepaid expense and other current assets and $150.4 million of deferred commissions balance was included in other assets in the condensed consolidated balance sheet.
Note 9. Restructuring
On January 10, 2023, the Company announced a plan to reduce its workforce by approximately 450 employees, representing approximately 7% of the Company’s then-current global workforce, and a closure of an office in Israel (the “January Plan”). The January Plan was intended to better align the Company’s global workforce and cost base with its cloud-only, consumption-driven ("CoCd") strategy and related business needs. As of December 31, 2023, the Company recorded $28.2 million of restructuring expenses in relation to the January Plan, including $1.1 million related to the right-of-use assets impairment charge for the office closure. These costs were paid as of December 31, 2023.

On November 1, 2023, the Company announced a plan to reduce its workforce by approximately 500 employees, representing approximately 10% of the Company’s then-current global workforce, and reduce its global real estate footprint (the “November Plan”). The November Plan was intended to further streamline the Company’s cost structure as a direct result of the CoCd strategy announced in January 2023. For the year-ended December 31, 2023, the Company recorded $31.6 million of restructuring expenses in relation to the November Plan, including $0.4 million related to the right-of-use assets impairment charge for the reduction in office space. For the three months ended March 31, 2024, the Company recorded $4.3 million of restructuring expenses in relation to the November Plan, including $0.5 million related to the right-of-use assets impairment charge for the reduction in office space. Of the total charges incurred under the November Plan, $29.9 million was paid as of March 31, 2024 and the Company expects to substantially pay the remaining amount in 2024.

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
The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of March 31, 2024, a net unrealized gain of approximately $0.3 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of March 31, 2024, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $93.9 million and $109.6 million of Indian rupees as of March 31, 2024 and December 31, 2023, respectively.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income, net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $10.9 million and $12.2 million of Indian rupees at March 31, 2024 and December 31, 2023, respectively. There were no open foreign currency contracts to sell at March 31, 2024 and December 31, 2023, respectively.
The following table reflects the fair value amounts for designated and non-designated hedging instruments at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$348	$13	$340	$44
Non-designated hedging instruments
Foreign currency forward contracts	86	—	146	—
Total fair value of hedging instruments	$434	$13	$486	$44
_____________
(i)Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
(ii)Included in accrued liabilities on the condensed consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of March 31, 2024 and December 31, 2023, there were no derivative assets or liabilities that were net settled under the master netting agreements.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Amount of gain recognized in other comprehensive income (loss)(i)	$357	$1,249
Amount of gain (loss) related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income(ii)	$304	$(1,160)
_____________
(i)The before-tax gain of $357 related to foreign exchange forward contracts was recognized in other comprehensive loss during the three months ended March 31, 2024. The before-tax gain of $1,249 related to foreign exchange forward contracts was recognized in other comprehensive loss during the three months ended March 31, 2023.
(ii)For the three months ended March 31, 2024, the before-tax gain of $73 and $231 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations. For the three months ended March 31, 2023, the before-tax loss of $(226) and $(934) were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations.
The before-tax (loss) gain recognized in other income, net for non-designated foreign currency forward contracts for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
(Loss) gain recognized in other income, net	$(25)	$65
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. As of March 31, 2024, a total of approximately 78.7 million shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan includes any shares subject to awards granted under the 2015 Plan that, after the date the 2015 Plan was terminated, are cancelled, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this provision is 26,288,211 shares).
Option Awards
The following table summarizes the option award activity for the three months ended March 31, 2024 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2023	17,004	11,278	5,726	$17.27	5.59	$189,134
Exercised	(1,775)	(1,544)	(231)	$16.26
Forfeited or expired	(29)	(23)	(6)	$18.00
Outstanding at March 31, 2024	15,200	9,711	5,489	$17.38	5.47	$267,748
As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested options was $4.7 million and is expected to be recognized over the remaining weighted-average vesting period of 2.91 years.
Restricted Stock Units ("RSUs") and Performance Stock Units (“PSUs”)
The Company issues RSUs to employees and directors under the 2021 Plan. RSUs vest upon the satisfaction of a service-based vesting condition only. The service-based condition for the majority of the employee awards is generally satisfied pro-rata over two to four years.
The Company also issues PSUs to employees under the 2021 Plan. PSUs that are granted are subject to vesting conditions based on certain performance metrics or on attainment of specified stock prices, measured over the performance period. The PSU awards granted to employees under the 2021 Plan typically vest over 3 years and are subject to forfeiture in whole if employment terminates, or in whole or in part, if specified vesting conditions are not satisfied in each case prior to vesting. PSUs are not considered issued or outstanding common stock until they vest.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes RSU and PSU activity and related information during the three months ended March 31, 2024 under the 2021 Plan (in thousands, except share price):

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2023	21,063	$20.81
Granted	4,165	32.37
Vested	(3,268)	20.20
Forfeited	(417)	20.18
Unvested and outstanding as of March 31, 2024	21,543	$23.15
As of March 31, 2024, the total unrecognized stock-based compensation expense related to the RSUs and PSUs and PSUs outstanding was $443.3 million and is expected to be recognized over the remaining weighted-average vesting period of 1.90 years.
Employee Stock Purchase Plan (“ESPP”)
In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of March 31, 2024, a total of 14.0 million shares of the Company’s Class A common stock has been reserved for issuance under the ESPP.
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
As of March 31, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $8.5 million and is expected to be recognized over the remaining offering period.
Summary of Assumptions for ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering periods during the three months ended March 31, 2024 and 2023 using the Black-Scholes pricing model:

	Three Months Ended March 31,
	2024	2023
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	40.3% - 43.5%	42.4% - 48.5%
Risk-free interest rate	4.9% - 5.3%	5.2% - 5.1%
Expected dividend yield	—%	—%
Fair value of common stock	$32.46	$17.06

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock Compensation
The stock-based compensation for all equity awards for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$8,153	$7,366
Research and development	18,236	13,252
Sales and marketing	18,942	14,453
General and administrative	18,770	15,271
Total stock-based compensation	$64,101	$50,342
Note 12. Income Taxes
The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax benefit was $25.5 million on pretax losses of $16.1 million for the three months ended March 31, 2024, which resulted in a positive effective tax rate of 158%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to an increase in its valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock-based compensation.
The Company's income tax expense was $59.6 million on pretax losses of $56.8 million for the three months ended March 31, 2023, which resulted in a negative effective tax rate of 105%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to an increase in its valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock-based compensation.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of March 31, 2024, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies. As a result of this analysis for the three months ended March 31, 2024, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for partial U.S. Federal and State deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

Note 13. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$9,334	$(116,354)

Weighted-average shares in computing net income (loss) per share:
Basic	296,897	284,886
Effect of dilutive securities	15,602	—
Diluted	312,499	284,886
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.03	$(0.41)
Diluted	$0.03	$(0.41)

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options outstanding	—	2,776
RSUs	9	711
PSUs	—	170
ESPP	52	89
Note 14. Commitments and Contingencies
Long-Term Purchase Obligations
As of March 31, 2024, the Company had long-term purchase obligations of approximately $135.4 million, primarily related to multi-year contracts with third party vendors for cloud services related to its subscription services and software as a service commitments. The expected payments under these commitments total approximately $91.9 million and $43.5 million over the next 1 year and 1-3 years, respectively.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2024 and December 31, 2023. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Report and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2023 included in the Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC on February 22, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Information Regarding Forward-Looking Statements” included elsewhere in this Report.
Overview
We have pioneered a new category of software, the Intelligent Data Management Cloud (“IDMC”). IDMC is our artificial intelligence (“AI”) powered platform that connects, manages, and unifies data across any public cloud or hybrid cloud environment, empowering enterprises to modernize and advance their data strategies.
We generate revenues from the sale of subscriptions for our software products, maintenance agreements supporting perpetual licenses mainly sold in prior periods, and professional services. Substantially all of our software revenue consists of fees generated from our subscription-based products. We have grown our subscription revenue to $252.0 million and $213.9 million for the three months ended March 31, 2024 and 2023, respectively.
Our products can be subscribed to as individually distinct product families or together as a tightly integrated platform to support complex data management needs and mission critical workloads. Our products are subscribed through contracts primarily with a one-, two- or three-year term, with an average contract term of approximately two years for the first quarter of 2024. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud subscription on a ratable basis over the contract term. We generally recognize the majority of the revenue from our self-managed subscription-based licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.

We use a consumption-based pricing model to provide customers greater flexibility regarding use and consumption of a broad array of our cloud subscription offerings. The consumption-based pricing model is based on Master Data Management (“MDM”) records or Informatica Processing Units ("IPUs") which is an innovative way to measure the consumption of our cloud-based services. Under the IPU model, customers pre-purchase a maximum number of IPUs to be consumed per month over the subscription term.

In the first quarter of 2023, we introduced a variation of the IPU consumption-based pricing model called Flex IPUs. Under this new model, customers pre-purchase a number of Flex IPUs to be consumed per year of the subscription term. Additional fees are charged for incremental IPUs consumed above the annual maximum, if the customer’s usage requires it.
We previously generated additional software revenue from the sale of perpetual licenses. However, consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue as a percentage of our total revenues represented a de minimis value for both the three months ended March 31, 2024 and 2023.
Our maintenance revenues consist of recurring maintenance fees related to perpetual licenses mainly sold in prior periods. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products. We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products. We recognized $136.6 million and $150.7 million of maintenance and professional services revenues during the three months ended March 31, 2024 and 2023, respectively.

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
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased a subscription to one of our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting subscription to our Data Quality and Data Governance families of products. We also market our cloud subscription to our large installed base of perpetual license maintenance and self-managed subscription license customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain on-premises IT infrastructure to lower-cost elastic cloud architecture. In 2023, we released PowerCenter Cloud Edition to accelerate and automate much of the migration effort associated with modernizing from on-premises PowerCenter to IDMC.
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
Continued Adoption of our Cloud Subscription Offerings.    Our success will largely depend on customers’ continued uptake of our cloud subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to cloud-based services, we believe demand for our platform and cloud subscription offerings will increase. A large majority of our subscription products were architected to be deployed natively in public, private, or hybrid cloud environments. In addition, we assist our customers with migrations of their Informatica self-managed data integration, data quality and MDM installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended March 31, 2024, we have entered into agreements to migrate a total of approximately $54.6 million of maintenance and self-managed ARR. Our future growth will depend in part on our ability to develop new market-leading cloud subscription offerings to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends in part on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 54% of our subscription customers as of March 31, 2024 did not have a prior perpetual license maintenance contract with us. In addition, our ability to attract new customers will depend in part on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We also have a business development team for our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make strategic investments in sales to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Cloud Subscription NRR (as defined below in Key Business Metrics), which was 124% and 124% at the Global Parent Level (as defined below in Key Business Metrics) and 119% and 118% at the End-user Level for the three months ended March 31, 2024 and 2023, respectively. We increased the average Subscription ARR (as defined below in Key Business Metrics) per subscription customer from March 31, 2023 to March 31, 2024, from $270 thousand to $310 thousand, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as of March 31, 2024 and 2023, we had 258 and 208 customers individually with over $1 million in Subscription ARR each, respectively.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, for the three months ended March 31, 2024 and 2023, our subscription renewal rate1 was 91% and 93%, respectively, and our maintenance renewal rate2 was 94% and 96%, respectively. We intend to continue investing in our products and customer success organization to maintain these favorable retention rates.
Investment in Partner Go-to-Market Efforts.    Our business and results of operations will also be significantly affected by our success in strengthening our relationships with strategic partners, including cloud hyperscalers; cloud partners; global system integrators (“GSI”); and other channel partners such as regional system integrators, value-added resellers and distributors. We believe further developing these key strategic relationships will help us scale and enhance co-selling of our products and services with these partners. Many of our GSI partners have built Centers of Excellence inside their Data and AI practices and have staffed them with Informatica IDMC skilled resources and many have also built solutions which include Informatica in the standard architecture. These developments have helped to expand our footprint with our largest partners and to be recommended more often and in more customer accounts. We plan to continue to strengthen and expand our network of strategic partners to increase sales to both new and existing customers and offer new and existing products on partner marketplaces. We believe that investing in sales enablement and co-selling efforts with our strategic partners will broaden our distribution footprint globally and extend and improve our engagement with a broad set of prospective customers.
Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including elevated inflation concerns, global supply chain concerns, rising interest rates, fluctuation in foreign exchange rates, volatility and uncertainty in the financial services industry, geopolitical pressures, including the war in Ukraine and the conflict in the Middle East, and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. For example,
1 We compute the subscription renewal rate by assessing the annual value of subscription contracts that expire or have an anniversary date within the current quarter (denominator) and compare this to the annual renewed value or amount not cancelled for that set of expiring contracts, including price uplifts, if any, realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost/inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a subscription contract, we count that amount as removed from the numerator in that period.

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

beginning in the second quarter of 2022, and continuing through 2024, we have experienced an impact from the current macroeconomic environment as prospective and existing customers applied elevated levels of scrutiny to purchasing decisions that adversely impacted the ability to close new business. We experienced these headwinds at an increasing magnitude beginning in the third quarter of 2022, and we expect some or all of the global macroeconomic factors will continue to impact our operations.
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

	March 31,
	2024	2023

	(in thousands, except percentages)
Cloud Subscription Annual Recurring Revenue	$652,545	$483,294
Self-managed Subscription Annual Recurring Revenue	505,148	537,612
Subscription Annual Recurring Revenue	1,157,693	1,020,906
Maintenance Annual Recurring Revenue	478,801	512,497
Total Annual Recurring Revenue	$1,636,494	$1,533,403

Subscription Net Retention Rate (End-user level)	105%	110%
Cloud Subscription Net Retention Rate (End-user level)	119%	118%
Cloud Subscription Net Retention Rate (Global Parent level)	124%	124%
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
We believe that Cloud Subscription ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all of our recurring Cloud contracts. Cloud Subscription ARR is a subset of our overall Subscription ARR, and by providing this breakdown of Cloud Subscription ARR, it provides visibility on the size and growth rate of our Cloud Subscription ARR within our overall Subscription ARR (as defined below). Cloud Subscription ARR should be viewed independently of subscription revenue and deferred revenue related to our subscription contracts and is not intended to be combined with or to replace either of those items.
Subscription Annual Recurring Revenue
Subscription Annual Recurring Revenue (“Subscription ARR”) represents the portion of ARR only attributable to our subscription contracts. Subscription ARR includes Cloud Subscription ARR and Self-managed Subscription Annual Recurring Revenue.
We believe that Subscription ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all of our recurring subscription contracts. Subscription ARR excludes maintenance contracts on our perpetual licenses. Subscription ARR should be viewed independently of subscription revenue and deferred revenue related to our subscription contracts and is not intended to be combined with or to replace either of those items.
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
Cloud Subscription Net Retention Rate
Cloud Subscription Net Retention Rate (“Cloud Subscription NRR”) compares the contract value for Cloud Subscription ARR from the same set of customers at the end of a period compared to the prior year. We treat divisions, segments or subsidiaries inside companies as separate customers when defining the End-user level. We treat divisions, segments, or subsidiaries of a company as one customer when defining the Global Parent level. Global Parent customers are determined using Dun & Bradstreet GDUNS identifiers. To calculate our Cloud Subscription NRR for a particular period, we first establish the Cloud Subscription ARR value at the end of the prior year period. We subsequently measure the Cloud Subscription ARR value at the end of the current period from the same cohort of customers. Cloud Subscription NRR is then calculated by dividing the aggregate Cloud Subscription ARR in the current period by the prior year period. An increase in the Cloud Subscription NRR occurs as a result of price increases on existing contracts, higher consumption of existing products, and sales of additional new subscription products to existing customers exceeding losses from subscription contracts due to price decreases, usage decreases and cancellations. We believe Cloud Subscription NRR is an important metric for understanding our business since it measures the rate at which we are able to sell additional products into our cloud subscription customer base.

Subscription Net Retention Rate

Subscription Net Retention Rate (“Subscription NRR”) compares the contract value for Subscription ARR from the same set of customers at the end of a period compared to the prior year. We treat divisions, segments or subsidiaries inside companies as separate customers when defining the End-user level. To calculate our Subscription NRR for a particular period, we first establish the Subscription ARR value at the end of the prior year period. We subsequently measure the Subscription ARR value at the end of the current period from the same cohort of customers. The net retention rate is then calculated by dividing the aggregate Subscription ARR in the current period by the prior year period. An increase in the Subscription NRR occurs as a result of price increases on existing contracts, higher consumption of existing products, and sales of additional new subscription products to existing customers exceeding losses from subscription contracts due to price decreases, usage decreases and cancellations. Our Cloud Subscription NRR continues to outpace total Subscription NRR as self-managed subscription customers are moving to cloud offerings which is net neutral to Subscription NRR but will be additive to Cloud Subscription NRR for the same cohort of customers. We believe

Subscription NRR is a helpful metric for understanding our business since it measures the rate at which we are able to sell additional products into our subscription customer base.

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
Adjusted EBITDA
We define adjusted EBITDA as GAAP net income (loss) as adjusted for income tax benefit (expense), interest income, interest expense, loss on debt refinancing, other income (expense) net, stock-based compensation, amortization of intangibles, restructuring, expenses associated with acquisitions, and depreciation. We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.

	Three Months Ended March 31,
	2024	2023

	(in thousands)
GAAP net income (loss)	$9,334	$(116,354)
Income tax benefit (expense)	(25,464)	59,569
Interest income	(13,407)	(7,583)
Interest expense	39,097	35,051
Other income, net	(6,335)	(630)
Stock-based compensation	64,101	50,342
Amortization of intangibles	32,773	37,165
Restructuring	4,355	27,253
Acquisition related costs	4,802	—
Depreciation	2,218	4,200
Adjusted EBITDA	$111,474	$89,013
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
Perpetual License Revenues.    Perpetual license revenues are revenues from customers and partners for sales of our software under on-premises perpetual licenses. Revenue from our perpetual license products is generally recognized at a point in time upon transfer of control of the license to the customer, which is typically upon making the software available to our customers. We expect revenue from perpetual licenses to be less than 1% of total revenues going forward, as we focus the majority of our product development spending on our cloud products and our go-to-market efforts on subscription-based licensing for software sales.
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
Professional Services Revenues.    Professional services revenues consist of non-recurring fees associated with implementation, education, and consulting services related to our software products. Consulting revenues are primarily related to configuration, installation, and implementation of our products. These services are generally performed on a time-and-materials basis and, accordingly, revenues are recognized as the services are performed. Consulting services, if included as part of the software arrangement, generally do not entail significant modification or customization of the software and hence, such services are not considered essential to the functionality of the software. Education service revenues are generated from classes offered at our headquarters, sales and training offices, customer locations, and online. Revenues are recognized as the classes are delivered or when the subscription period ends. We expect professional services revenues to decrease slightly in 2024.
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
Restructuring
Restructuring charges include our reorganization activities. On January 10, 2023, we announced a plan to reduce our workforce by approximately 450 employees, representing approximately 7% of the then-current global workforce, and a closure of an office in Israel (the “January Plan”). On November 1, 2023, we announced a plan to reduce our workforce by approximately 500 employees, representing approximately 10% of the then-current global workforce, and reduce our global real estate footprint (the “November Plan”).
Interest Income (Expense) and Other Income, Net
Interest income (expense) and other income, net consists primarily of interest expense, interest income earned on our cash, cash equivalents, investments, unrealized foreign exchange gain and loss on monetary assets and liabilities, foreign exchange transaction gains and losses and rental income.

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
Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023

Revenues:
Subscriptions	$251,977	$213,922
Perpetual license	21	806
Software revenue	251,998	214,728
Maintenance and professional services	136,609	150,703
Total revenues	388,607	365,431
Cost of revenues:
Subscriptions	46,838	35,684
Perpetual license	5	180
Software costs	46,843	35,864
Maintenance and professional services	33,878	43,159
Amortization of acquired technology	1,034	2,874
Total cost of revenues	81,755	81,897
Gross profit	306,852	283,534
Operating expenses:
Research and development	79,654	82,039
Sales and marketing	137,433	128,538
General and administrative	50,446	41,360
Amortization of intangible assets	31,739	34,291
Restructuring	4,355	27,253
Total operating expenses	303,627	313,481
Income (loss) from operations	3,225	(29,947)
Interest income	13,407	7,583
Interest expense	(39,097)	(35,051)
Other income, net	6,335	630
Loss before income taxes	(16,130)	(56,785)
Income tax (benefit) expense	(25,464)	59,569
Net income (loss)	$9,334	$(116,354)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2024	2023

Revenues:
Subscriptions	65%	59%
Perpetual license	—	—
Software revenue	65	59
Maintenance and professional services	35	41
Total revenues	100	100
Cost of revenues:
Subscriptions	12	10
Perpetual license	—	—
Software costs	12	10
Maintenance and professional services	9	11
Amortization of acquired technology	—	1
Total cost of revenues	21	22
Gross profit	79	78
Operating expenses:
Research and development	21	23
Sales and marketing	35	36
General and administrative	13	11
Amortization of intangible assets	8	9
Restructuring	1	7
Total operating expenses	78	86
Income (loss) from operations	1	(8)
Interest income	3	2
Interest expense	(10)	(10)
Other income, net	2	—
Loss before income taxes	(4)	(16)
Income tax (benefit) expense	(6)	16
Net income (loss)	2	(32)
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2024	2023
Cloud subscription	$151,438	$111,778	35%
Self-managed subscription license	51,948	50,549	3%
Self-managed subscription support and other	48,591	51,595	(6)%
Subscriptions	251,977	213,922	18%
Perpetual license	21	806	(97)%
Total software revenues	251,998	214,728	17%
Maintenance	117,678	125,375	(6)%
Professional services	18,931	25,328	(25)%
Total maintenance and professional services revenues	136,609	150,703	(9)%
Total revenues	$388,607	$365,431	6%

Total revenues increased by 6% to $388.6 million during the three months ended March 31, 2024 compared to $365.4 million for the three months ended March 31, 2023, primarily due to a 35% increase in cloud subscription revenues, which represents 39% of total revenues for the three months ended March 31, 2024.
Software Revenues

Our subscription revenues increased to $252.0 million (or 65% of total revenues) for the three months ended March 31, 2024 compared to $213.9 million (or 59% of total revenues) for the three months ended March 31, 2023. The increase of $38.1 million (or 18%) in subscription revenues for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to an increase in our cloud subscription customers and continued expansion within existing cloud customers.
Our cloud subscription revenues increased to $151.4 million (or 39% of total revenues) for the three months ended March 31, 2024 from $111.8 million (or 31% of total revenues) for the three months ended March 31, 2023. The increase in cloud services revenues of $39.6 million (or 35%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to an increase in our cloud subscription customers and continued expansion within existing cloud customers.
Our self-managed subscription license revenues increased slightly to $51.9 million (or 13% of total revenues) for the three months ended March 31, 2024 from $50.5 million (or 14% of total revenues) for the three months ended March 31, 2023.
Our self-managed subscription support and other revenues decreased to $48.6 million (or 13% of total revenues) for the three months ended March 31, 2024 from $51.6 million (or 14% of total revenues) for the three months ended March 31, 2023.

We expect subscription revenues to account for substantially all of our software revenues going forward due to our cessation of sales of perpetual licenses. Additionally, we continue to expect a shift in the mix of our subscription revenues, with the cloud subscription revenues increasing as a percentage of total subscription revenues driven by our cloud only, consumption driven strategy.

We expect perpetual license revenues to continue to remain immaterial as compared to total software revenues in future periods.

Maintenance and Professional Services Revenues
Maintenance revenues decreased to $117.7 million (or 30% of total revenues) for the three months ended March 31, 2024 from $125.4 million (or 34% of total revenues) for the three months ended March 31, 2023. The decrease of $7.7 million (or 6%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to non-renewals primarily as a result of migration from perpetual licenses to our subscription offerings partially offset by price uplifts upon renewal and favorable foreign currency impact. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of sales of perpetual licenses.
Professional services revenues decreased to $18.9 million (or 5% of total revenues) for the three months ended March 31, 2024 compared to $25.3 million (or 7% of total revenues) for the three months ended March 31, 2023. The decrease of $6.4 million (or 25%) in professional services revenues for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by a decrease in demand for our implementation and other consulting offerings. The decrease in demand for our implementation and other consulting offerings is due to our strategy to have third party providers perform an increasing share of our customers’ implementation work.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2024	2023
Cost of software revenues	$46,843	$35,864	31%
Cost of maintenance and professional service revenues	33,878	43,159	(22)%
Amortization of acquired technology	1,034	2,874	(64)%
Total cost of revenues	$81,755	$81,897	—%
Cost of software revenues, as a percentage of software revenues	19%	17%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	25%	29%
Cost of Software Revenues
Cost of software revenues increased to $46.8 million (or 19% of software revenues) for the three months ended March 31, 2024 compared to $35.9 million (or 17% of software revenues) for the three months ended March 31, 2023. The increase of $10.9 million (or 31%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a $4.0 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $3.5 million increase in personnel-related expenses driven by $2.4 million higher stock-based compensation expense and increase in headcount, in addition to continuing to scale up our hosted infrastructure support team, a $2.1 million increase in Shared Costs, a $0.7 million increase in royalties paid to vendors, and $0.6 million increase in software and other expenses.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues decreased to $33.9 million (or 25% of maintenance and professional services revenues) during the three months ended March 31, 2024 compared to $43.2 million (or 29% of maintenance and professional services revenues) during the three months ended March 31, 2023. The decrease of $9.3 million (or 22%) during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a $4.9 million decrease in personnel-related expenses driven by a $1.6 million decrease in stock-based compensation expense and decrease in headcount, a $2.0 million decrease in outside services, a $1.7 million decrease in Shared Costs, and a $0.7 million decrease in software and other expenses.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $1.0 million (or 0% of total revenues) for the three months ended March 31, 2024 from $2.9 million (or 1% of total revenues) for the three months ended March 31, 2023.
The decrease of $1.9 million (or 64%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as components of the technology become fully amortized.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2024	2023
Research and development	$79,654	$82,039	(3)%
Research and development expenses decreased to $79.7 million (or 21% of total revenues) for the three months ended March 31, 2024 compared to $82.0 million (or 23% of total revenues) for the three months ended March 31, 2023. The decrease of $2.3 million (or 3%) during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a $5.6 million decrease in salaries and other personnel-related expenses from a decrease in headcount, a $1.3 million decrease in outside services, and a $0.4 million decrease in Shared Costs and other expenses, partially offset by a $5.0 million increase in stock-based compensation expense.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2024	2023
Sales and marketing	$137,433	$128,538	7%
Sales and marketing expenses increased to $137.4 million (or 35% of total revenues) during the three months ended March 31, 2024 compared to $128.5 million (or 36% of total revenues) during the three months ended March 31, 2023. The increase of $8.9 million (or 7%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a $6.7 million increase in personnel-related expenses mainly driven by $4.5 million higher stock-based compensation expense, a $1.2 million increase in marketing related expenses, and a $1.0 million increase in travel and other expenses.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2024	2023
General and administrative	$50,446	$41,360	22%

General and administrative expenses increased to $50.4 million (or 13% of total revenues) during the three months ended March 31, 2024 compared to $41.4 million (or 11% of total revenues) during the three months ended March 31, 2023. The increase of $9.0 million (or 22%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a $4.8 million increase in acquisition related expenses, a $3.3 million increase in personnel-related expenses, mainly driven by $3.5 million higher stock-based compensation, and a $0.9 million increase in Shared Costs and other expenses.

Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets and restructuring (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2024	2023
Amortization of intangible assets	$31,739	$34,291	(7)%
Restructuring	4,355	27,253	(84)%
Amortization of intangible assets decreased to $31.7 million (or 8% of revenues) during the three months ended March 31, 2024 compared to $34.3 million (or 9% of revenues) during the three months ended March 31, 2023. The decrease of $2.6 million (or 7%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
Restructuring costs decreased by $22.9 million (or 84%) to $4.4 million (or 1% of revenues) during the three months ended March 31, 2024 compared to $27.3 million during the three months ended March 31, 2023. The majority of charges for the January Plan were incurred in the first quarter of 2023 and the majority of charges for the November plan were incurred in the fourth quarter of 2023. Refer to Note 9. Restructuring in the Notes to the Condensed Consolidated Financial Statements for details.
Interest Income (Expense) and Other Income, Net
The following table sets forth, for the periods indicated, our interest and other expense, net (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2024	2023
Interest income	$13,407	$7,583	77%
Interest expense	(39,097)	(35,051)	12%
Other income, net	6,335	630	906%
Interest income (expense) and other income, net	$(19,355)	$(26,838)	(28)%
The change in interest income (expense) and other income, net, of $7.4 million (or 28%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a $5.8 million increase in interest income from higher interest we received on our cash, cash equivalents and investments and a $5.7 million increase in other income primarily due to unrealized foreign exchange gains. These increases were partially offset by a $4.1 million increase in interest expense primarily due to higher interest rates.
Income Tax (Benefit) Expense
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2024	2023
Income tax (benefit) expense	$(25,464)	$59,569	(143)%
Effective tax rate	158%	(105)%
Our income tax benefit was $25.5 million and income tax expense was $59.6 million for the three months ended March 31, 2024 and 2023, respectively. The income tax provision has fluctuated primarily due to seasonality of the pretax income or losses incurred from period to period, change in our valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock-based compensation.

We expect significant volatility of our effective tax rate to continue, and our income tax benefit to reverse to an income tax provision as our cumulative pretax loss from recurring operations is expected to reverse.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of March 31, 2024, the Company considered all available evidence both positive and negative, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the three months ended March 31, 2024, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for partial U.S. Federal and States deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of March 31, 2024 and December 31, 2023, respectively, we had $1,113.3 million and $992.3 million in available cash, cash equivalents, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, short term investments, cash flows generated by operations and the Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
Effective July 1, 2023, the borrowings under the Term Facility bear interest, at the Company’s option, either at (i) Term SOFR with a credit adjustment of 0.11448% to 0.71513% depending on the interest period selected (“Adjusted Term SOFR”) plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the highest of (a) the Federal Funds Rate plus one half of 1%, (b) the rate of interest in effect for such day as published by the Wall Street Journal as the “prime rate,” and (c) Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that the base rate shall not be less than 1.00% per annum. Term SOFR is subject to a “floor” of 0% per annum. The Term Facility was issued with 0.125% of original issue discount.
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
Approximately one third of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash provided by operating activities	$131,642	$69,882
Cash provided by investing activities	4,430	48,979
Cash (used in) / provided by financing activities	(7,885)	14,912
Operating Activities:    Cash provided by operating activities for the three months ended March 31, 2024 was $131.7 million. Our net income for the three months ended March 31, 2024 was $9.3 million, adjusted for non-cash charges, primarily consisting of $34.4 million of depreciation and amortization, $3.9 million of non-cash operating lease cost, $64.1 million of stock-based compensation expense and $0.8 million of deferred income taxes. Additional fluctuations of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $220.7 million decrease in accounts receivables due to the timing of collections and a $0.2 million increase in prepaid expenses and assets. This was partially offset mainly by $97.0 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations, a $59.2 million decrease in deferred revenue, and a $43.5 million decrease in income tax payable due to the timing of tax payments. Our “days sales outstanding” in accounts receivable decreased to 64 days during the three months ended March 31, 2024 from 65 days during the three months ended March 31, 2023.
Cash provided by operating activities for the three months ended March 31, 2023 was $69.9 million. Our net loss for the three months ended March 31, 2023 was $116.4 million, adjusted for non-cash charges of $108.5 million and a net cash inflow of $77.8 million provided by changes in our operating assets and liabilities.
Investing Activities:    Net cash provided by investing activities for the three months ended March 31, 2024 was $4.4 million primarily due to a cash inflow consisting of $149.9 million in maturities of investments and a $1.9 million in other, partially offset by $147.0 million in purchases of investments and $0.4 million for purchases of property and equipment.
Net cash provided by investing activities for the three months ended March 31, 2023 was $49.0 million primarily due to a cash inflow in maturities of investments, partially offset by purchases of investments and purchases of property and equipment.
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
Financing Activities: Net cash used in financing activities for the three months ended March 31, 2024 was $7.9 million primarily due to $45.9 million payments for taxes related to net share settlement of restricted stock units and $4.7 million in payment of debt. These cash outflows were partially offset by $28.9 million in proceeds from the issuance of shares and $13.8 million in proceeds from issuance of common stock under the ESPP.
Net cash provided by financing activities for the three months ended March 31, 2023 was $14.9 million driven mainly by proceeds from issuance of common stock under the ESPP and proceeds from the issuance of shares. These cash inflows were partially offset by payment of debt and payments for dividends related to Class B-2 shares.
Debt
Credit Facilities
The Company has a credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders (“Credit Agreement”). Under the Credit Agreement, the Company incurred $1.9 billion of dollar term loans (“Term Facility”) and obtained $250.0 million of commitments under the Revolving Facility.

The Term Facility matures on October 29, 2028 and is repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Facility matures on October 29, 2026. See Note 7. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.

The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all revolving loans, swingline loans and letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. Accrued interest on the Credit Facilities is payable quarterly in arrears with respect to base rate loans, at the end of each interest rate period (or at each three- month interval in the case of loans with interest periods greater than three months) with respect to the loans, the date of any repayment or prepayment, and at maturity (whether by acceleration or otherwise).
The Credit Agreement contains certain customary affirmative and negative covenants. As of March 31, 2024, we were in compliance with all such covenants.
Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the three months ended March 31, 2024 from the contractual and lease obligations disclosed in our Annual Report on Form 10-K.
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

There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024, except as noted in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements.
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
As of March 31, 2024, we had long-term debt outstanding with a carrying value of $1.8 billion. A hypothetical change in interest rate of 0.25% will increase or decrease interest expense by approximately $4.6 million a year. See Note 7. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate. On June 13, 2023, we entered into the Amendment. The Amendment replaced the LIBOR interest rate benchmark with the SOFR benchmark, with a credit spread adjustment to the SOFR benchmark ranging from 0.11448% to 0.71513% depending on the interest period, effective July 1, 2023. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
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

These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% increase in the value of all applicable foreign currencies relative to the U.S. dollar would have had approximately a $12.3 million negative impact to operating income for the three months ended March 31, 2024.
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
As of March 31, 2024, our open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income, net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $93.9 million worth of Indian rupees using exchange rates as of March 31, 2024.
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
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to inflationary pressures, volatility and uncertainty in the financial services industry and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. Our revenues are subject to foreign currency exchange volatility, resulting in a favorable impact of approximately $1.7 million from foreign currency exchange rates for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments or cancellations from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, starting in 2022, we experienced increased customer scrutiny and ROI thresholds on investments, resulting in the lengthening of many sales cycles and a decrease in pipeline conversion rates. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
The full extent of the impact of current macroeconomic factors, including those related to inflationary pressures, volatility and uncertainty in the financial services sector, foreign exchange rates, and geopolitical disruptions, on our operational and financial performance remains uncertain and will depend on many factors outside of our control. Due to our subscription-based business model, the effects of any such factors may not be fully reflected in our results of operations until future periods. To the extent these factors adversely affect our business, results of operations, and financial condition, this may also have the effect of heightening many of the other risks described in this section.
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
We have experienced strong subscription revenue growth in recent periods. We recognized subscription revenues of $252.0 million and $213.9 million, representing approximately 100% of total software revenue during each of the three month periods ended March 31, 2024 and 2023, respectively. The year-over-year growth rates for subscription revenue were 18% and 8% during the three months ended March 31, 2024 and 2023, respectively, on the basis of year-over-year additions of $38.1 million and $16.2 million in subscription revenue for those same periods. As we increase our total subscription revenue in any given period, it requires higher year-over-year increases in the absolute value of new subscription revenue to maintain the same percentage growth rate. As a result, our current subscription revenue growth rates have declined in the past and may decline in future periods, may not be indicative of our future subscription revenue growth rates, may be adversely impacted by foreign exchange rates, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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
Furthermore, during the three months ended March 31, 2024, we had $117.7 million of maintenance revenue, which was 30% of our total revenue of $388.6 million. During the three months ended March 31, 2023, we had $125.4 million of maintenance revenue, which was 34% of our total revenue of $365.4 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then-current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud subscription offerings, customers’ lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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
We have continued to build on our cloud-focused strategy with the development of IDMC. As a result, we are deriving an increasing portion of our revenues over time from our subscription-based offerings. For example, we are investing in our go-to-market strategies and customer success organization for our cloud subscription offerings and self-managed subscription products. These go-to-market strategies and efforts differ from those we have used for self-managed software products, may be temporarily disruptive and result in reduced sales productivity in addition to increased costs. The market for subscription-based offerings is not as mature as the market for perpetual license products and it may not develop as anticipated. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including concerns regarding the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, self-managed software solutions, and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription-based offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription-based offerings. Also, we expect demand for our subscription-based offerings to unfavorably impact demand for certain of our other products and services, such as support services on perpetually licensed products. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. Additionally, our future success depends in part on the growth of the market for cloud data management solutions and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data management solutions and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all. We may incur costs at a higher than expected rate as our subscription business continues to expand, adversely affecting our financial performance. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings, which will have an adverse impact on our margins. As we continue to focus increasingly on cloud only solutions, we expect that fewer resources will be devoted to our self-managed offerings, which may cause customers who are only interested in self-managed solutions to not renew their subscription for those self-managed solutions. If we are unable to successfully establish our subscription offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively affected.
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally under perpetual and self-managed subscription licenses, to our new cloud-based data integration offerings. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 5.5% of that installed base maintenance and self-managed on-premise revenue to our cloud solution. These migration projects can be time consuming and may require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.

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
We believe our ability to attract and retain highly skilled personnel and key members of our management team is critical to our long-term success. Historically, there has been a significant level of competition to attract these individuals, and we have in the past, and may in the future, experience changes in our senior management team. For example, our Chief Product Officer recently resigned in April 2024. As new senior personnel join our company and become familiar with our business strategy and systems, or as existing senior personnel assume new roles within the company, their integration or transition could result in disruption to our ongoing operations.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $79.7 million and $82.0 million of research and development expense during the three months ended March 31, 2024 and 2023, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. For example, while the use of AI/ML are leading to advancements in technology, if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and we are investing in our go-to-market strategies for our newer products.
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
We recognized $137.4 million and $128.5 million of sales and marketing expense during the three months ended March 31, 2024 and 2023, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience unexpected turnover in sales personnel, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
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
Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. In prior years, fluctuations in foreign currency exchange rates have negatively affected, and in the future could negatively affect our revenues. Changes in foreign currency exchange rates driven by the general weakening of the U.S. dollar favorably impacted reported revenue by approximately $1.7 million in the three months ended March 31, 2024. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the three months ended March 31, 2024 using the comparable period’s exchange rates from the prior year.

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
Prior to the third quarter of 2023, we have incurred net losses since we were taken private in a 2015 transaction led by Permira and CPP Investments (each a "Sponsor" and together "our Sponsors") as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $32.8 million and $37.2 million during the three months ended March 31, 2024 and 2023, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $39.1 million and $35.1 million during the three months ended March 31, 2024 and 2023, respectively. As a result, we incurred net income of $9.3 million and net loss of $116.4 million during the three months ended March 31, 2024 and 2023, respectively. As a result, we had an accumulated deficit of $1,299.2 million as of March 31, 2024. In addition, while we expect that our operating expenses will decrease year over year as percentages of total revenues in fiscal year 2024 due to the restructuring we announced in November of 2023, we anticipate that our operating expenses generally will increase in the long term as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, increases in interest rates have impacted and will continue to impact profitability as our Credit Facilities (as defined below) have variable interest rates which are no longer being offset by the interest rate swaps that we previously entered into and matured on December 31, 2022.
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
We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue targeted hiring to support our business strategy. If we do not maintain our strong corporate culture as our workforce changes , we may be unable to foster the innovation, creativity, and entrepreneurial spirit that we believe we need to support our growth and to maintain our leadership position in the data management market. Our recent reductions in force may also affect employee morale and relationships, which could have an effect on our corporate culture.
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
•security breaches and incidents;
•general economic, industry and market conditions, including inflationary pressures, volatility and uncertainty in the financial services sector, and any geopolitical disruptions or economic responses and counter-responses or otherwise by various global actors, including the military conflicts between Russia and Ukraine and conflicts in the Middle East;
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
We may also need to realign resources from time to time to more efficiently address market or product requirements. For example, in January 2023, we announced a plan to reduce our workforce by approximately 450 employees, representing approximately 7% of our then-current global workforce (the "January Plan"), and in November 2023, we announced a plan to reduce our workforce by approximately 500 employees, representing approximately 10% of our then-current global workforce, and reduce our global real estate footprint (the “November Plan”). As disclosed in our Current Report on Form 8-K, filed on November 1, 2023, we estimated that we will incur non-recurring charges of approximately $35 million to $45 million in connection with the November Plan, primarily related to cash expenditures for employee transition, notice period and severance payments, employee benefits, real-estate related charges, and other costs. We expect that the majority of these charges will be incurred by the end of the first quarter of 2024 and the implementation of the November Plan to be substantially complete by the end of the third quarter of 2024. To the extent the current or any future realignment requires changes to our internal systems, processes, and controls or organizational structure, including a slowdown in hiring or a further reduction in force, we could experience disruption in customer relationships, increases in costs, increased employee turnover, and decreased employee morale and productivity. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to comply with U.S. and international laws.
Risks Related to Regulation
Our effective tax rate is difficult to project, and changes in such tax rate or adverse results of tax examinations could adversely affect our operating results.
Based on our corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. We are a United States-based multinational company subject to tax in multiple United States and foreign tax jurisdictions. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix of income shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. The Organization for Economic Co-operation and Development ("OECD") has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar 2. While some countries have begun implementing framework rules effective in 2024, most countries, including the United States, have not enacted comprehensive legislation to address the new global minimum tax rules. It is possible that as countries enact rules to implement the new framework that our tax uncertainty could increase and ultimately affect our provision for income taxes. In addition, the authorities in the jurisdictions in which we operate could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
We have implemented and maintain security measures intended to protect personal information, and we require our service providers to implement and maintain security measures intended to protect personal information they maintain or process for us. However, our security measures and those of our service providers remain vulnerable to various threats posed by hackers and criminals and by internal errors. If our or any of our service providers' security measures are overcome and any personal information that we or our service providers collect, store or otherwise process is breached, compromised or otherwise subject to loss, unavailability, unauthorized access, use or other processing, or if any of these is believed or perceived to have occurred, we may be required to comply with costly and burdensome breach notification and other obligations. We may also be subject to regulatory investigations, enforcement actions and other proceedings and private claims, demands and lawsuits. For example, the California Consumer Privacy Act ("CCPA"), as amended by the

California Privacy Rights Act (“CPRA”), imposes a private right of action for certain security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private action, settlements and other consequences. In addition, any actual or perceived security incident is likely to generate negative publicity and may result in additional cost and liability to us, harm our reputation, inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.

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
Overall, the combination of increased structural complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent employees in the United States and internationally. We provide business practices training and other comprehensive training to our sales teams, which has increased in rigor as our business has become more complex.
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
Our software is subject to U.S. export control laws and regulations including the Export Administration Regulations ("EAR"), and trade and economic sanctions maintained by the Office of Foreign Assets Control ("OFAC"). As such, an export license may be required to export or reexport our products to certain countries, end-users and end-uses. Because we incorporate encryption functionality into our products, we also are subject to certain U.S. export control laws that apply to encryption items. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties. These risks are heightened in the case of rapidly evolving world events in Ukraine and Eastern Europe, as the United States, other countries and global coalitions have issued numerous sanctions and revisions to export control regulations against Russia, Belarus and other regions in quick succession and with very short time periods with which to fully comply. Current or future geopolitical unrest, such as the conflicts in the Middle East, could result in similar sanctions or regulations that would require us to undertake additional compliance efforts and create additional risks.
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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 34% and 31% of our revenue from outside our North American region during the three months ended March 31, 2024 and 2023, respectively. Our international operations are subject to numerous risks, including:
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
We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility in the European credit, equity and foreign currency markets or geopolitical disruptions, including the military conflicts between Russia and Ukraine and the conflicts in the Middle East, could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe and other regions throughout the world. If tensions between the United States, members of NATO and Russia continue to escalate and create global security concerns, that may lead to an increased adverse impact on regional and global economies and increase the likelihood of cyberattacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. In prior years, fluctuations from foreign currency exchange rates have negatively affected, and in the future could negatively affect our revenues. Changes in foreign currency exchange rates driven by the general weakening of the U.S. dollar favorably impacted reported revenue by approximately $1.7 million for the three months ended March 31, 2024. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the three months ended March 31, 2024 using the comparable period’s exchange rates from the prior year. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and net income. In particular, these unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,500 employees as of March 31, 2024.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% of our revenue for each of the past three fiscal years as well as for the three months ended March 31, 2024, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. For example, a shutdown of the U.S. federal government could delay public sector transactions and contracting by government entities. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
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
As is common in the software industry, we have received, and may from time to time in the future receive, notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. For example, in the past four years, Informatica has been the subject of two patent suits, which were resolved in less than three months for an immaterial amount.
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
We have a significant amount of indebtedness. As of March 31, 2024, our total outstanding indebtedness was approximately $1.82 billion. Subject to the limits contained in the credit agreement that governs our credit facilities (the "Credit Facilities") and our other debt instruments, we may need to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our level of debt could have important consequences to the holders of our common stock, including the following:
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the three months ended March 31, 2024, our cash flows dedicated for debt service requirements totaled $42.5 million, which includes principal payments of $4.7 million and interest payments of $37.8 million. For the three months ended March 31, 2024, our net cash provided by operating activities was $131.6 million, which includes interest paid of $37.8 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $169.4 million. For the three months ended March 31, 2024, approximately 25% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
We and our subsidiaries may need to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of March 31, 2024, our Revolving Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.6 million utilized under the Revolving Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of March 31, 2024, approximately 78% of our outstanding Class A and Class B-1 common stock is owned by entities affiliated with our Sponsors, including approximately 51.4 million Class A shares owned by Ithaca L.P., a limited partnership affiliated with Permira (“Ithaca”).
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
Our Sponsors and their affiliates control approximately 78% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2024. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Our Sponsors and their affiliates control approximately 78% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2024. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other significant natural disasters or events beyond our control. In addition, acts of terrorism, war and other geopolitical unrest (including the military conflicts between Russia and Ukraine and the conflicts in the Middle East, and any related political or economic responses and counter-responses or otherwise by global actors) could cause disruptions in our business or the business of our partners, customers or the economy as a whole. We have prepared a detailed disaster recovery plan which includes the use of internal and external resources and will continue to expand the scope over time. Disasters or disruptions can negatively affect our operations given necessary interaction among our international facilities.
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

Date:	May 2, 2024	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ MICHAEL MCLAUGHLIN
Michael Mclaughlin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)