Form 10-Q
period 2024-06-30
Informatica Inc.
filed 2024-07-31
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 258,888,613 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of July 24, 2024.

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

Part I - Financial Information
Item 1. Financial Statements
INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$798,465	$732,443
Short-term investments	330,072	259,828
Accounts receivable, net of allowances of $4,787 and $4,414, respectively	318,739	500,068
Contract assets, net	83,172	79,864
Prepaid expenses and other current assets	252,689	180,383
Total current assets	1,783,137	1,752,586
Property and equipment, net	144,137	149,266
Operating lease right-of-use-assets	51,351	57,799
Goodwill	2,345,753	2,361,643
Customer relationships intangible asset, net	609,927	669,781
Other intangible assets, net	8,830	17,393
Deferred tax assets	15,415	15,237
Other assets	163,255	178,377
Total assets	$5,121,805	$5,202,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,506	$18,050
Accrued liabilities	43,863	61,194
Accrued compensation and related expenses	94,317	167,427
Current operating lease liabilities	14,834	16,411
Current portion of long-term debt	18,750	18,750
Income taxes payable	869	4,305
Deferred revenue	685,734	767,244
Total current liabilities	878,873	1,053,381
Long-term operating lease liabilities	39,932	46,003
Long-term deferred revenue	11,805	19,482
Long-term debt, net	1,798,140	1,805,960
Deferred tax liabilities	20,728	22,425
Long-term income taxes payable	40,110	37,679
Other liabilities	6,401	4,554
Total liabilities	2,795,989	2,989,484
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 and 2,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 258,810 and 250,874 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,589	2,510
Class B-1 common stock; $0.01 par value per share; 200,000 and 200,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 44,050 and 44,050 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	440	440
Class B-2 common stock; $0.00001 par value per share; 200,000 and 200,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 44,050 and 44,050 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	3,664,821	3,540,502
Accumulated other comprehensive loss	(47,700)	(22,370)
Accumulated deficit	(1,294,334)	(1,308,484)
Total stockholders’ equity	2,325,816	2,212,598
Total liabilities and stockholders’ equity	$5,121,805	$5,202,082
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues:
Subscriptions	$264,306	$227,589	$516,283	$441,511
Perpetual license	—	13	21	819
Software revenue	264,306	227,602	516,304	442,330
Maintenance and professional services	136,319	148,386	272,928	299,089
Total revenues	400,625	375,988	789,232	741,419
Cost of revenues:
Subscriptions	47,367	38,626	94,205	74,310
Perpetual license	—	213	5	393
Software costs	47,367	38,839	94,210	74,703
Maintenance and professional services	34,501	43,864	68,379	87,023
Amortization of acquired technology	1,027	2,889	2,061	5,763
Total cost of revenues	82,895	85,592	164,650	167,489
Gross profit	317,730	290,396	624,582	573,930
Operating expenses:
Research and development	79,234	87,707	158,888	169,746
Sales and marketing	147,453	134,500	284,886	263,038
General and administrative	48,962	38,756	99,408	80,116
Amortization of intangible assets	31,718	34,348	63,457	68,639
Restructuring	899	471	5,254	27,724
Total operating expenses	308,266	295,782	611,893	609,263
Income (loss) from operations	9,464	(5,386)	12,689	(35,333)
Interest income	13,765	9,920	27,172	17,503
Interest expense	(38,333)	(37,466)	(77,430)	(72,517)
Other income, net	851	2,531	7,186	3,161
Loss before income taxes	(14,253)	(30,401)	(30,383)	(87,186)
Income tax (benefit) expense	(19,081)	122,065	(44,545)	181,634
Net income (loss)	$4,828	$(152,466)	$14,162	$(268,820)
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.02	$(0.53)	$0.05	$(0.94)
Diluted	$0.02	$(0.53)	$0.05	$(0.94)
Weighted-average shares used in computing net income (loss) per share:
Basic	300,930	287,109	298,913	286,004
Diluted	314,934	287,109	313,716	286,004
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$4,828	$(152,466)	$14,162	$(268,820)
Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment, net of tax benefit (expense) of $32, $(139), $238, and $89	(5,352)	3,502	(25,332)	15,252
Available-for-sale debt securities:
Change in unrealized (loss) gain, net of tax benefit (expense) of $6, $(9), $32 and $(33)	(16)	27	(97)	101
Cash flow hedges:
Change in unrealized gain, net of tax expense of $44, $297, $132, and $605	132	908	401	1,849
Less: reclassification adjustment for amounts included in net income (loss), net of tax (expense) benefit of $(24), $85, $(99), and $371	(73)	259	(302)	1,133
Cash flow hedges, net change	59	1,167	99	2,982
Total other comprehensive (loss) income, net of tax effect	(5,309)	4,696	(25,330)	18,335
Total comprehensive loss, net of tax effect	$(481)	$(147,770)	$(11,168)	$(250,485)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2024
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2024	255,502	$2,556	44,050	$440	44,050	$—	$3,601,372	$(42,391)	$(1,299,162)	$2,262,815
Stock-based compensation	—	—	—	—	—	—	65,470	—	—	65,470
Shares withheld related to net share settlement of equity awards	(1,016)	(10)	—	—	—	—	(30,838)	—	—	(30,848)
Issuance of shares under equity plans	4,324	43	—	—	—	—	28,817	—	—	28,860
Net income	—	—	—	—	—	—	—	—	4,828	4,828
Other comprehensive loss	—	—	—	—	—	—	—	(5,309)	—	(5,309)
Balances, June 30, 2024	258,810	$2,589	44,050	$440	44,050	$—	$3,664,821	$(47,700)	$(1,294,334)	$2,325,816

	Three Months Ended June 30, 2023
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2023	242,222	$2,423	44,050	$440	44,050	$—	$3,352,312	$(34,032)	$(1,299,555)	$2,021,588
Stock-based compensation	—	—	—	—	—	—	55,208	—	—	55,208
Shares withheld related to net share settlement of equity awards	(739)	(8)	—	—	—	—	(11,092)	—	—	(11,100)
Issuance of shares under equity plans	2,465	25	—	—	—	—	4,147	—	—	4,172
Net loss	—	—	—	—	—	—	—	—	(152,466)	(152,466)
Other comprehensive income	—	—	—	—	—	—	—	4,696	—	4,696
Balances, June 30, 2023	243,948	$2,440	44,050	$440	44,050	$—	$3,400,575	$(29,336)	$(1,452,021)	$1,922,098

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2024
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2023	250,874	$2,510	44,050	$440	44,050	$—	$3,540,502	$(22,370)	$(1,308,484)	$2,212,598
Stock-based compensation	—	—	—	—	—	—	129,571	—	—	129,571
Issuance of shares under employee stock purchase plan	936	9	—	—	—	—	13,788	—	—	13,797
Shares withheld related to net share settlement of equity awards	(2,366)	(24)	—	—	—	—	(76,667)	—	—	(76,691)
Issuance of shares under equity plans	9,366	94	—	—	—	—	57,627	—	—	57,721
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Net income	—	—	—	—	—	—	—	—	14,162	14,162
Other comprehensive loss	—	—	—	—	—	—	—	(25,330)	—	(25,330)
Balances, June 30, 2024	258,810	$2,589	44,050	$440	44,050	$—	$3,664,821	$(47,700)	$(1,294,334)	$2,325,816

	Six Months Ended June 30, 2023
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2022	239,749	$2,398	44,050	$440	44,050	$—	$3,282,383	$(47,671)	$(1,183,189)	$2,054,361
Stock-based compensation	—	—	—	—	—	—	105,550	—	—	105,550
Issuance of shares under employee stock purchase plan	1,112	11	—	—	—	—	16,120	—	—	16,131
Shares withheld related to net share settlement of equity awards	(739)	(8)	—	—	—	—	(11,092)	—	—	(11,100)
Issuance of shares under equity plans	3,826	39	—	—	—	—	7,614	—	—	7,653
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	—	—	—	—	(268,820)	(268,820)
Other comprehensive income	—	—	—	—	—	—	—	18,335	—	18,335
Balances, June 30, 2023	243,948	$2,440	44,050	$440	44,050	$—	$3,400,575	$(29,336)	$(1,452,021)	$1,922,098

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Operating activities:
Net income (loss)	$14,162	$(268,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,066	8,471
Non-cash operating lease costs	7,335	9,024
Stock-based compensation	129,600	105,550
Deferred income taxes	(1,576)	3,998
Amortization of intangible assets and acquired technology	65,518	74,402
Amortization of debt issuance costs	1,790	1,704
Amortization of investment discount, net of premium	(2,848)	(1,751)
Debt refinancing costs	1,366	—
Changes in operating assets and liabilities:
Accounts receivable	176,418	159,247
Prepaid expenses and other assets	8,197	27,081
Accounts payable and accrued liabilities	(92,022)	(103,327)
Income taxes payable	(74,812)	128,750
Deferred revenue	(82,700)	(37,742)
Net cash provided by operating activities	156,494	106,587
Investing activities:
Purchases of property and equipment	(1,565)	(3,115)
Purchases of investments	(269,555)	(147,925)
Maturities of investments	202,032	151,700
Sales of investments	—	23,798
Other	1,878	—
Net cash (used in) provided by investing activities	(67,210)	24,458
Financing activities:
Payment of debt	(11,347)	(9,376)
Payment of debt refinancing costs	(1,349)	—
Proceeds from issuance of debt	1,971	—
Proceeds from issuance of common stock under employee stock purchase plan	13,797	16,131
Payments for dividends related to Class B-2 shares	(12)	(12)
Payments for taxes related to net share settlement of equity awards	(76,691)	(11,100)
Proceeds from issuance of shares under equity plans	57,721	7,653
Net cash (used in) provided by financing activities	(15,910)	3,296
Effect of foreign exchange rate changes on cash and cash equivalents	(7,352)	583
Net increase in cash and cash equivalents	66,022	134,924
Cash and cash equivalents at beginning of period	732,443	497,879
Cash and cash equivalents at end of period	$798,465	$632,803
Supplemental disclosures:
Cash paid for interest	$75,704	$71,062
Cash paid for income taxes, net of refunds	$31,843	$48,886
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$279	$780
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Use of Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require management to make certain estimates, judgments and assumptions in determination of performance obligations and standalone selling price used in revenue recognition, the realizability of deferred tax assets, uncertain tax positions and stock-based compensation. Management believes the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company’s unaudited condensed consolidated financial statements. The Company assesses these estimates on a regular basis, however actual results could differ from estimates due to risks and uncertainties.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 22, 2024. There have been no material changes to these policies during the three and six months ended June 30, 2024.
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
Note 3. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents and investments as of June 30, 2024 and December 31, 2023 (in thousands).

	June 30,	December 31,
	2024	2023

Cash	$163,229	$185,498
Cash equivalents:
Time deposits	129,975	72,302
Money market funds	501,271	474,643
Commercial paper	3,990	—
Total cash equivalents	635,236	546,945
Total cash and cash equivalents	$798,465	$732,443
Short-term investments:
Time deposits	225,112	153,550
Commercial paper	66,427	73,767
Corporate debt securities	8,349	3,964
U.S. government and agency securities	30,184	28,547
Total short-term investments	$330,072	$259,828
Total cash, cash equivalents and investments	$1,128,537	$992,271

See Note 5. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of June 30, 2024 (in thousands).

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$30,185	$2	$(3)	$30,184
Corporate debt securities	8,369	—	(20)	8,349
Commercial paper	70,456	2	(41)	70,417
Total	$109,010	$4	$(64)	$108,950

The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2023 (in thousands).

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$18,596	$5	$—	$18,601
U.S. government agency securities	9,949	—	(3)	9,946
Corporate debt securities	3,963	1	—	3,964
Commercial paper	73,701	76	(10)	73,767
Total	$106,209	$82	$(13)	$106,278

There were no realized gains or losses related to available-for-sale debt securities for the three and six months ended June 30, 2024. As of June 30, 2024, the fair value of the Company’s available-for-sale debt securities with contractual maturity of one year or less from the condensed consolidated balance sheet date was $109.0 million.

As of June 30, 2024, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were less than $0.1 million, which were related to $91.9 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The Company did not recognize any credit losses related to the Company’s debt securities during the three and six months ended June 30, 2024. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$355,087	$355,087	$—	$—
Money market funds	501,271	501,271	—	—
Commercial paper	70,417	—	70,417	—
Corporate debt securities	8,349	—	8,349	—
U.S. government securities	30,184	—	30,184	—
Total cash equivalents and investments	965,308	856,358	108,950	—
Foreign currency derivatives	493	—	493	—
Total assets	$965,801	$856,358	$109,443	$—
Liabilities:
Foreign currency derivatives	$50	$—	50	$—
Total liabilities	$50	$—	$50	$—
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and six months ended June 30, 2024.

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
Note 6. Goodwill and Intangible Assets

Goodwill
The following table presents the changes in the carrying amount of the goodwill for the six months ended June 30, 2024 (in thousands):

Amount
Ending balance as of December 31, 2023	$2,361,643
Measurement period adjustment	234
Foreign currency translation adjustment	(16,124)
Ending Balance as of June 30, 2024	$2,345,753
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	$880,684	$(873,146)	$7,538	$880,758	$(871,085)	$9,673
Other intangible assets:
Customer relationships	2,156,400	(1,546,473)	609,927	2,159,179	(1,489,398)	669,781
Trade names and trademark	81,605	(80,313)	1,292	81,651	(73,931)	7,720
Total other intangible assets	2,238,005	(1,626,786)	611,219	2,240,830	(1,563,329)	677,501
Total intangible assets, net	$3,118,689	$(2,499,932)	$618,757	$3,121,588	$(2,434,414)	$687,174
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $32.7 million and $37.2 million for the three months ended June 30, 2024 and 2023, respectively. Total amortization expense related to intangible assets was $65.5 million and $74.4 million for the six months ended June 30, 2024 and 2023, respectively.
The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenues	$1,027	$2,889	$2,061	$5,763
Operating expenses	31,718	34,348	63,457	68,639
Total amortization of intangible assets	$32,745	$37,237	$65,518	$74,402
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of June 30, 2024, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Customer Relationships Intangible Asset	Other Intangible Assets	Total Intangible Assets

Remaining 2024	$56,990	$3,124	$60,114
2025	99,522	2,127	101,649
2026	86,531	1,427	87,958
2027	75,089	686	75,775
2028	65,242	530	65,772
Thereafter	226,553	936	227,489
Total expected amortization expense	$609,927	$8,830	$618,757

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7. Borrowings
Long term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023

Dollar term loan	$1,832,812	$1,842,188
Less: Discount on term loan	(5,868)	(6,441)
Less: Debt issuance costs	(10,054)	(11,037)
Total debt, net of discount and debt issuance costs	1,816,890	1,824,710
Less: Current portion of long-term debt	(18,750)	(18,750)
Long-term debt, net of current portion	$1,798,140	$1,805,960

As of June 30, 2024, the Company had an outstanding dollar term loan for a carrying amount of $1,816.9 million and a fair value, based on Level 2 inputs related to fair market value, of $1,840.8 million. As of December 31, 2023, the Company had an outstanding dollar term loan for a carrying amount of $1,824.7 million and a fair value, based on Level 2 inputs related to fair market value, of $1,848.3 million.
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
On June 11, 2024, the Company refinanced the Credit Agreement with Amendment No. 2 (the “Amendment”), with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. The Amendment reduced the applicable margin from 2.75% to 2.25% and eliminated the previous credit spread adjustment effective June 11, 2024. The Amendment is predominantly accounted for as a modification. The loss on any extinguished debt within the syndicate was immaterial. The Company incurred transaction fees of approximately $1.4 million, which were recorded as a component of Other income, net on the Condensed Consolidated Statements of Operations. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
Effective June 11, 2024, the borrowings under the Term Facility bear interest, at the Company’s option, either at (i) Term SOFR1 plus the applicable margin of 2.25% or (ii) the base rate plus 1.25%. The base rate is defined as the highest of (a) the Federal Funds Rate plus one half of 1%, (b) the rate of interest in effect for such day as published by the Wall Street Journal as the “prime rate,” and (c) Term SOFR Rate for a one-month interest period plus 1.00%; provided that the base rate shall not be less than 1.00% per annum. Term SOFR is subject to a “floor” of 0% per annum. The Term Facility was issued with 0.125% of original issue discount.
1 Term SOFR is SOFR based on the interest period selected

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effective June 11, 2024, the Revolving Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) Term SOFR plus the applicable margin for Term SOFR loans ranging between 2.00% and 2.50% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the Company’s total net first lien leverage ratio.
No amounts were outstanding under the Revolving Facility as of June 30, 2024 and December 31, 2023. There were $1.4 million and $1.6 million of utilized letters of credit under the Revolving Facility at June 30, 2024 and December 31, 2023, respectively.
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
Accrued interest is payable (i) quarterly in arrears with respect to base rate loans, (ii) at the end of each interest rate period (or at each three- month interval in the case of loans with interest periods greater than 3 months) with respect to Term SOFR loans, (iii) the date of any repayment or prepayment, and (iv) at maturity (whether by acceleration or otherwise). The Company is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. Under the Credit Agreement, a commitment fee is payable on the daily unutilized amount under the Revolving Facility at a per annum rate ranging from 0.25% to 0.35% depending on the Company’s total net first lien leverage ratio.
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2024.
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
Future minimum principal payments
Future minimum principal payments on the Term Facility as of June 30, 2024 are as follows (in thousands):

Remaining 2024	$9,375
2025	18,750
2026	18,750
2027	18,750
2028	1,767,187
Total	$1,832,812

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8. Disaggregation of Revenue, Deferred Revenue, Remaining Performance Obligations, Credit Risk and Capitalized Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues:
Cloud subscription	$161,422	$119,244	$312,860	$231,022
Self-managed subscription license	53,976	56,878	105,924	107,427
Self-managed subscription support and other	48,908	51,467	97,499	103,062
Subscription revenues	264,306	227,589	516,283	441,511
Perpetual license	—	13	21	819
Software revenue	264,306	227,602	516,304	442,330
Maintenance	116,482	124,851	234,161	250,226
Professional services	19,837	23,535	38,767	48,863
Maintenance and professional services revenue	136,319	148,386	272,928	299,089
Total revenues	$400,625	$375,988	$789,232	$741,419
Revenue by geographic location for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

North America	$272,065	$256,589	$530,120	$507,626
EMEA	88,655	80,992	175,365	157,994
Asia Pacific	30,983	29,825	63,962	59,421
Latin America	8,922	8,582	19,785	16,378
Total revenues	$400,625	$375,988	$789,232	$741,419
In the three months ended June 30, 2024 and 2023, the Company’s revenue from customers in the United States was $256.3 million and $239.0 million, respectively. In the six months ended June 30, 2024 and 2023, the Company’s revenue from customers in the United States was $498.3 million and $472.4 million, respectively. No foreign country represented 10% or more of the Company’s total revenue during the three and six months ended June 30, 2024 and 2023, respectively.
Deferred Revenue
As of June 30, 2024 and December 31, 2023, deferred revenue was $697.5 million and $786.7 million, respectively.
The amount of revenues recognized during the three and six months ended June 30, 2024 that were included in the opening deferred revenue balance as of January 1, 2024 was approximately $225.2 million and $520.5 million, respectively. The amount of revenues recognized during the three and six months ended June 30, 2023 that were included in the opening deferred revenue balance as of January 1, 2023 were approximately $198.0 million and $459.7 million, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Remaining Performance Obligations from Customer Contracts
As of June 30, 2024, the Company’s remaining performance obligations were $1.56 billion. The Company expects to recognize approximately 65% of its remaining performance obligations at June 30, 2024 as revenues over the next twelve months and the remainder over the next two to three years.
Concentrations of Credit Risk and Credit Evaluations
No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, no customer accounted for more than 10% of the accounts receivable balance.
Capitalized Costs to Obtain a Contract
Capitalized costs to obtain contracts consist of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the six months ended June 30, 2024 were as follows (in thousands):

Amount
Ending balance as of December 31, 2023	$237,991
Additions, net	29,553
Commissions amortized	(41,066)
Revaluation	(2,183)
Ending balance as of June 30, 2024	$224,295
As of June 30, 2024, $77.4 million of deferred commissions balance was included in prepaid expenses and other current assets and $146.9 million of deferred commissions balance was included in other assets in the condensed consolidated balance sheet.
Note 9. Restructuring
On January 10, 2023, the Company announced a plan to reduce its workforce by approximately 450 employees, representing approximately 7% of the Company’s then-current global workforce, and a closure of an office in Israel (the “January Plan”). The January Plan was intended to better align the Company’s global workforce and cost base with its cloud-only, consumption-driven (“CoCd”) strategy and related business needs. As of December 31, 2023, the Company recorded $28.2 million of restructuring expenses in relation to the January Plan, including $1.1 million related to the right-of-use assets impairment charge for the office closure. These costs were paid as of December 31, 2023.

On November 1, 2023, the Company announced a plan to reduce its workforce by approximately 500 employees, representing approximately 10% of the Company’s then-current global workforce, and reduce its global real estate footprint (the “November Plan”). The November Plan was intended to further streamline the Company’s cost structure as a direct result of the CoCd strategy announced in January 2023. For the year-ended December 31, 2023, the Company recorded $31.6 million of restructuring expenses in relation to the November Plan, including $0.4 million related to the right-of-use assets impairment charge for the reduction in office space. For the six months ended June 30, 2024, the Company recorded $5.2 million of restructuring expenses in relation to the November Plan, including $0.5 million related to the right-of-use assets impairment charge for the reduction in office space. Of the total charges incurred under the November Plan, $32.4 million was paid as of June 30, 2024 and the Company expects to substantially pay the remaining amount in 2024.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of June 30, 2024, a net unrealized gain of $0.3 million accumulated in other comprehensive loss is expected to be reclassified into earnings within approximately the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of June 30, 2024, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income, net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $108.4 million and $109.6 million of Indian rupees as of June 30, 2024 and December 31, 2023, respectively.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income, net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $12.7 million and $12.2 million of Indian rupees at June 30, 2024 and December 31, 2023, respectively. There were no open foreign currency contracts to sell at June 30, 2024 and December 31, 2023, respectively.
The following table reflects the fair value amounts for designated and non-designated hedging instruments at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$478	$50	$340	$44
Non-designated hedging instruments
Foreign currency forward contracts	15	—	146	—
Total fair value of hedging instruments	$493	$50	$486	$44
_____________
(i)Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(ii)Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of June 30, 2024 and December 31, 2023, there were no derivative assets or liabilities that were net settled under the master netting agreements.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Amount of gain recognized in other comprehensive loss(i)	$176	$1,205	$533	$2,454
Amount of gain (loss) related to foreign exchange forward contracts reclassified from accumulated other comprehensive loss into income(ii)	$97	$(344)	$401	$(1,504)
_____________
(i)The before-tax gain of $176 related to foreign exchange forward contracts was recognized in other comprehensive loss during the three months ended June 30, 2024. The before-tax gain of $1,205 related to foreign exchange forward contracts was recognized in other comprehensive loss during the three months ended June 30, 2023. The before-tax gain of $533 related to foreign exchange forward contracts was recognized in other comprehensive loss during the six months ended June 30, 2024. The before-tax gain of $2,454 related to foreign exchange forward contracts was recognized in other comprehensive loss during the six months ended June 30, 2023.

(ii)The before-tax gains of $21 and $76 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations for the three months ended June 30, 2024. The before-tax losses of $69 and $275 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations for the three months ended June 30, 2023. The before-tax gains of $94 and $307 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations for the six months ended June 30, 2024. The before-tax losses of $295 and $1,209 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations for the six months ended June 30, 2023.
The before-tax (loss) gain recognized in other income, net for non-designated foreign currency forward contracts for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
(Loss) gain recognized in other income, net	$(6)	$42	$(31)	$107
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
In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. As of June 30, 2024, a total of approximately 78.7 million shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan includes any shares subject to awards granted under the 2015 Plan that, after the date the 2015 Plan was terminated, are cancelled, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this provision is 26,288,211 shares).
Option Awards
The following table summarizes the option award activity for the six months ended June 30, 2024 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2023	17,004	11,278	5,726	$17.27	5.59	$189,134
Exercised	(3,430)	(2,811)	(619)	$16.84
Forfeited or expired	(256)	(32)	(224)	$19.65
Outstanding at June 30, 2024	13,318	8,435	4,883	$17.33	5.20	$180,484
As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested options was $2.8 million and is expected to be recognized over the remaining weighted-average vesting period of 2.61 years.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
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
The following table summarizes RSU and PSU activity and related information during the six months ended June 30, 2024 under the 2021 Plan (in thousands, except share price):

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2023	21,063	$20.81
Granted	4,401	32.28
Vested	(5,940)	21.19
Forfeited	(1,146)	21.40
Unvested and outstanding as of June 30, 2024	18,378	$23.40
As of June 30, 2024, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $370.0 million and is expected to be recognized over the remaining weighted-average vesting period of 1.66 years.
Employee Stock Purchase Plan (“ESPP”)
In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of June 30, 2024, a total of 14.0 million shares of the Company’s Class A common stock has been reserved for issuance under the ESPP.
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
As of June 30, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $6.1 million and is expected to be recognized over the remaining offering period.

Summary of Assumptions for ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering periods during the six months ended June 30, 2024 and 2023 using the Black-Scholes pricing model:

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30,
	2024	2023
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	40.3% - 43.5%	42.4% - 48.5%
Risk-free interest rate	4.9% - 5.3%	5.2% - 5.1%
Expected dividend yield	—%	—%
Fair value of common stock	$32.46	$17.06

Stock Compensation
The stock-based compensation for all equity awards for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$9,323	$8,944	$17,476	$16,310
Research and development	16,257	17,080	34,493	30,332
Sales and marketing	21,021	15,084	39,963	29,537
General and administrative	18,898	14,100	37,668	29,371
Total stock-based compensation	$65,499	$55,208	$129,600	$105,550

Note 12. Income Taxes

The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax benefit was $19.1 million on pretax losses of $14.3 million for the three months ended June 30, 2024 and income tax benefit of $44.5 million on pretax losses of $30.4 million for the six months ended June 30, 2024, which resulted in an effective tax rate of 134% and 147%, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to the Company’s projected full-year pretax income and its recorded pretax loss for the interim period ended June 30, 2024.

The Company’s income tax expense was $122.1 million on pretax losses of $30.4 million for the three months ended June 30, 2023 and $181.6 million on pretax losses of $87.2 million for the six months ended June 30, 2023, which resulted in a negative effective tax rate of 402% and 208%, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to an increase in its valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock-based compensation.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of June 30, 2024, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies. As a result of this analysis for the six months ended June 30, 2024, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for partial U.S. Federal and State deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$4,828	$(152,466)	$14,162	$(268,820)

Weighted-average shares used in computing net income (loss) per share:
Basic	300,930	287,109	298,913	286,004
Effect of dilutive securities	14,004	—	14,803	—
Diluted	314,934	287,109	313,716	286,004
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.02	$(0.53)	$0.05	$(0.94)
Diluted	$0.02	$(0.53)	$0.05	$(0.94)
The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options outstanding	—	2,520	—	2,648
RSUs	4	1,188	7	949
PSUs	—	163	—	166
ESPP	56	—	54	45
Note 14. Commitments and Contingencies
Long-Term Purchase Obligations
As of June 30, 2024, the Company had long-term purchase obligations of approximately $205.6 million, primarily related to multi-year contracts with third party vendors for cloud services related to its subscription services and software as a service commitments. The expected payments under these commitments total approximately $115.8 million and $89.8 million over the next 1 year and 1-3 years, respectively.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2024 and December 31, 2023. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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
We generate revenues from the sale of subscriptions for our software products, maintenance agreements supporting perpetual licenses mainly sold in prior periods, and professional services. Substantially all of our software revenue consists of fees generated from our subscription-based products. We have grown our subscription revenue to $516.3 million and $441.5 million for the six months ended June 30, 2024 and 2023, respectively.
Our products can be subscribed to as individually distinct product families or together as a tightly integrated platform to support complex data management needs and mission critical workloads. Our products are subscribed through contracts primarily with a one-, two- or three-year term, with an average contract term of approximately two years for the quarter ending June 30, 2024. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud subscription on a ratable basis over the contract term. We generally recognize the majority of the revenue from our self-managed subscription-based licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
We use a consumption-based pricing model to provide customers greater flexibility regarding use and consumption of a broad array of our cloud subscription offerings. The consumption-based pricing model is based on Master Data Management (“MDM”) records or Informatica Processing Units (“IPUs”) which is an innovative way to measure the consumption of our cloud-based services. Under the IPU model, customers pre-purchase a maximum number of IPUs to be consumed per month over the subscription term.
In the first quarter of 2023, we introduced a variation of the IPU consumption-based pricing model called Flex IPUs. Under this model, customers pre-purchase a number of Flex IPUs to be consumed per year of the subscription term. Additional fees are charged for incremental IPUs consumed above the annual maximum, if the customer’s usage requires it.
We previously generated additional software revenue from the sale of perpetual licenses. However, consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue as a percentage of our total revenues represented a de minimis value for both the six months ended June 30, 2024 and 2023.
Our maintenance revenues consist of recurring maintenance fees related to perpetual licenses mainly sold in prior periods. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products. We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products. We recognized $272.9 million and $299.1 million of maintenance and professional services revenues during the six months ended June 30, 2024 and 2023, respectively.
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
Continued Adoption of our Cloud Subscription Offerings.    Our success will largely depend on customers’ continued uptake of our cloud subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to cloud-based services, we believe demand for our platform and cloud subscription offerings will increase. A large majority of our subscription products were architected to be deployed natively in public, private, or hybrid cloud environments. In addition, we assist our customers with migrations of their Informatica self-managed data integration, data quality and MDM installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended June 30, 2024, we have entered into agreements to migrate a total of approximately $59.2 million of maintenance and self-managed ARR. Our future growth will depend in part on our ability to develop new market-leading cloud subscription offerings to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends in part on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 54% of our subscription customers as of June 30, 2024 did not have a prior perpetual license maintenance contract with us. In addition, our ability to attract new customers will depend in part on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We also have a business development team for our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles, as well as small- and mid-market organizations, which represents a new addressable customer base for us. We will continue to make strategic investments in sales to grow our total customer base, with a focus on targeting these new buyers.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Cloud Subscription NRR (as defined below in Key Business Metrics), which was 126% and 122% at the Global Parent Level (as defined below in Key Business Metrics) and 119% and 116% at the End-user Level for the six months ended June 30, 2024 and 2023, respectively. We increased the average Subscription ARR (as defined below in Key Business Metrics) per subscription customer from June 30, 2023 to June 30, 2024, from $275 thousand to $321 thousand, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as of June 30, 2024 and 2023, we had 272 and 213 customers individually with over $1 million in Subscription ARR each, respectively.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, as of June 30, 2024 and 2023, our subscription renewal rate1 was 90% and 92%, respectively, and our maintenance renewal rate2 was 96% and 94%, respectively. We intend to continue investing in our products and customer success organization to maintain these favorable retention rates.
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

Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including elevated inflation concerns, global supply chain concerns, rising interest rates, fluctuation in foreign exchange rates, volatility and uncertainty in the financial services industry, geopolitical pressures, including the war in Ukraine and the conflict in the Middle East, and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. For example, beginning in the second quarter of 2022, and continuing through 2024, we have experienced an impact from the current macroeconomic environment as prospective and existing customers applied elevated levels of scrutiny
1 We compute the subscription renewal rate by assessing the annual value of subscription contracts that expire or have an anniversary date within the current quarter (denominator) and compare this to the annual renewed value or amount not cancelled for that set of expiring contracts, including price uplifts, if any, realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a subscription contract, we count that amount as removed from the numerator in that period.

2 We compute the maintenance renewal rate by assessing the annual value of maintenance contracts for perpetual licenses that expire or have an anniversary date within the current quarter (denominator) and compare this to the annual renewed value or amount not cancelled for that set of contracts, including price uplifts, if any, realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a maintenance contract, we count that amount as removed from the numerator in that period. If a customer cancels a maintenance contract and migrates the underlying product to one of our cloud subscriptions, this loss of maintenance would be counted as a cancellation and reduce our maintenance renewal rate.

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

	June 30,
	2024	2023

	(in thousands, except percentages)
Cloud Subscription Annual Recurring Revenue	$702,600	$512,615
Self-managed Subscription Annual Recurring Revenue	493,935	529,723
Subscription Annual Recurring Revenue	1,196,535	1,042,338
Maintenance Annual Recurring Revenue	471,697	505,186
Total Annual Recurring Revenue	$1,668,232	$1,547,524

Subscription Net Retention Rate (End-user level)	106%	107%
Cloud Subscription Net Retention Rate (End-user level)	119%	116%
Cloud Subscription Net Retention Rate (Global Parent level)	126%	122%
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
Adjusted EBITDA
We define adjusted EBITDA as GAAP net income (loss) as adjusted for income tax benefit (expense), interest income, interest expense, debt refinancing costs, other income (expense) net, stock-based compensation-related charges, including employer payroll tax-related items on employee stock transactions, amortization of intangibles, restructuring, expenses associated with acquisitions, sponsor-related costs and depreciation. Beginning with the quarter ended June 30, 2024, we are including employer payroll tax expense related to equity incentive plans in our adjustments, as the amount is dependent on our stock price and other factors that are beyond our control and does not correlate to the operation of our business. The stock-based compensation related employer tax-related expense for comparative periods were immaterial and are not reflected in the prior period balances. We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
GAAP net income (loss)	$4,828	$(152,466)	$14,162	$(268,820)
Income tax (benefit) expense	(19,081)	122,065	(44,545)	181,634
Interest income	(13,765)	(9,920)	(27,172)	(17,503)
Interest expense	38,333	37,466	77,430	72,517
Debt refinancing costs	1,366	—	1,366	—
Other income, net	(2,217)	(2,531)	(8,552)	(3,161)
Stock-based compensation-related charges	68,576	55,208	132,677	105,550
Amortization of intangibles	32,745	37,237	65,518	74,402
Restructuring	899	471	5,254	27,724
Acquisition-related costs	2,403	—	7,205	—
Sponsor-related costs	773	—	773	—
Depreciation	3,853	4,208	6,071	8,408
Adjusted EBITDA	$118,713	$91,738	$230,187	$180,751

Components of Results of Operations
Software Revenues
Subscription Revenues.    Subscription revenues consist of revenues from customers from cloud subscription, self-managed subscription licenses, and self-managed subscription support and other. Revenues from our cloud subscription are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The Company’s cloud subscription include cloud functionalities and, for most products, also a secure agent that is installed on a customer’s premises. The secure agent performs tasks and enables secure communication behind a customer’s firewall with the cloud functionalities. For these products, customers are not able to use either the cloud functionalities or secure agent for their intended purpose on their own without use of the other component. The cloud functionalities and secure agent are accounted for together as a single performance obligation because we have concluded that the cloud functionalities and secure agent are highly interdependent and interrelated based on the significant two-way dependency between the components. The majority of the revenues expected over the term of our self-managed subscription licenses is recognized at a point in time upon transfer of control of the license to the customer. Support and other services sold with self-managed subscription licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, new subscription contracts are typically one to three years in length, with an average contract duration of approximately two years. However, we have experienced and expect to continue to experience a reduction in contract duration for self-managed subscription license renewals, which would reduce the amount of revenue that we recognize upfront on renewal transactions. Our subscription software fees are typically billed annually in advance in equal installments across the term of the contracts for both cloud and self-managed subscriptions.
Perpetual License Revenues.    Perpetual license revenues are revenues from customers and partners for sales of our software under on-premises perpetual licenses. Revenue from our perpetual license products is generally recognized at a point in time upon transfer of control of the license to the customer, which is typically upon making the software available to our customers. We expect revenue from perpetual licenses to be less than 1% of total revenues going forward, as we focus substantially all of our product development spending on our cloud products and our go-to-market efforts on subscription-based licensing for software sales.
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
Professional Services Revenues.    Professional services revenues consist of non-recurring fees associated with implementation, education, and consulting services related to our software products. Consulting revenues are primarily related to configuration, installation, and implementation of our products. These services are generally performed on a time-and-materials basis and, accordingly, revenues are recognized as the services are performed. Consulting services, if included as part of the software arrangement, generally do not entail significant modification or customization of the software and hence, such services are not considered essential to the functionality of the software. Education service revenues are generated from classes offered at our headquarters, sales and training offices, customer locations, and online. Revenues are recognized as the classes are delivered or when the subscription period ends. We expect professional services revenues to continue to decrease in 2024 as a result of our strategy to shift more of our customers’ implementation and support work to our professional services partners.
Cost of Revenues
Cost of Software Revenues.    Our cost of software revenues is a combination of costs of subscription revenues and perpetual licenses. Cost of subscription revenues consists primarily of fees paid to third-party vendors for cloud services related to our subscription services, fees paid to third parties for software used by us to deliver, monitor and secure our subscription products, salaries, stock-based compensation, and other internal personnel-related expenses to operate and secure our hosting infrastructure, and royalties paid to postal authorities for address data and other vendors that provide content for our data-as-a-service offerings. In addition, these expenses include costs which are personnel-related expenses from our IT, Facilities and Procurement functions and expenses related to occupancy and enterprise systems allocated based on headcount (“Shared Costs”). Cost of perpetual license revenues consists primarily of software royalties payable to third parties.
Cost of Maintenance and Professional Services Revenues.    Our cost of service revenues is a combination of costs of maintenance, consulting and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service salaries, stock-based compensation and other personnel-related expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of salaries, stock-based compensation and other personnel-related expenses, subcontractor costs and travel, entertainment, Shared Costs, and other expenses. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices and customer locations.
Amortization of Acquired Technology.    Amortization of acquired technology is the amortization of technologies recorded primarily as a result of the 2015 transaction where the Company was taken private by our Sponsors (the “2015 Privatization Transaction”) and, to a lesser extent, from business acquisitions and acquired technology licenses.
Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation, outside services, travel expenses, Shared Costs, software expenses associated with the development of new products, enhancement and localization of existing products, and quality assurance and development of documentation for our products. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant. With our cloud-only, consumption-driven strategy, we intend to further focus our research and development efforts on our cloud subscription offerings. We expect this to lead to cost savings in research and development expense as a percentage of total revenues.
Sales and Marketing
Our sales and marketing expenses consist primarily of salaries and other personnel-related expenses, including commissions and bonuses, stock-based compensation, costs of public relations, seminars, marketing programs, lead generation, travel and entertainment, trade shows, software expenses, outside services and Shared Costs. With our cloud-only, consumption-driven strategy, we intend to further focus our go-to-market efforts on our cloud subscription offerings. We expect this to lead to cost savings in sales and marketing expense as a percentage of total revenues.
General and Administrative
Our general and administrative expenses consist primarily of salaries, stock-based compensation, and other personnel-related expenses for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services, travel expenses and Shared Costs. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of total revenues.
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
Interest Income (Expense) and Other Income, Net
Interest income (expense) and other income, net consists primarily of interest expense, interest income earned on our cash, cash equivalents, investments, unrealized foreign exchange gain and loss on monetary assets and liabilities, debt refinancing costs, foreign exchange transaction gains and losses and rental income.
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

Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues:
Subscriptions	$264,306	$227,589	$516,283	$441,511
Perpetual license	—	13	21	819
Software revenue	264,306	227,602	516,304	442,330
Maintenance and professional services	136,319	148,386	272,928	299,089
Total revenues	400,625	375,988	789,232	741,419
Cost of revenues:
Subscriptions	47,367	38,626	94,205	74,310
Perpetual license	—	213	5	393
Software costs	47,367	38,839	94,210	74,703
Maintenance and professional services	34,501	43,864	68,379	87,023
Amortization of acquired technology	1,027	2,889	2,061	5,763
Total cost of revenues	82,895	85,592	164,650	167,489
Gross profit	317,730	290,396	624,582	573,930
Operating expenses:
Research and development	79,234	87,707	158,888	169,746
Sales and marketing	147,453	134,500	284,886	263,038
General and administrative	48,962	38,756	99,408	80,116
Amortization of intangible assets	31,718	34,348	63,457	68,639
Restructuring	899	471	5,254	27,724
Total operating expenses	308,266	295,782	611,893	609,263
Income (loss) from operations	9,464	(5,386)	12,689	(35,333)
Interest income	13,765	9,920	27,172	17,503
Interest expense	(38,333)	(37,466)	(77,430)	(72,517)
Other income, net	851	2,531	7,186	3,161
Loss before income taxes	(14,253)	(30,401)	(30,383)	(87,186)
Income tax (benefit) expense	(19,081)	122,065	(44,545)	181,634
Net income (loss)	$4,828	$(152,466)	$14,162	$(268,820)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues:
Subscriptions	66%	61%	65%	60%
Perpetual license	—	—	—	—
Software revenue	66	61	65	60
Maintenance and professional services	34	39	35	40
Total revenues	100	100	100	100
Cost of revenues:
Subscriptions	12	10	12	10
Perpetual license	—	—	—	—
Software costs	12	10	12	10
Maintenance and professional services	9	12	9	12
Amortization of acquired technology	—	1	—	1
Total cost of revenues	21	23	21	23
Gross profit	79	77	79	77
Operating expenses:		—
Research and development	20	23	20	23
Sales and marketing	37	36	36	35
General and administrative	12	10	13	11
Amortization of intangible assets	8	9	8	9
Restructuring	—	—	1	4
Total operating expenses	77	78	78	82
Income (loss) from operations	2	(1)	1	(5)
Interest income	3	3	4	2
Interest expense	(9)	(11)	(10)	(9)
Other income, net	—	1	1	—
Loss before income taxes	(4)	(8)	(4)	(12)
Income tax (benefit) expense	(5)	33	(6)	24
Net income (loss)	1	(41)	2	(36)
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Cloud subscription	$161,422	$119,244	35%	$312,860	$231,022	35%
Self-managed subscription license	53,976	56,878	(5)%	$105,924	$107,427	(1)%
Self-managed subscription support and other	48,908	51,467	(5)%	$97,499	$103,062	(5)%
Subscriptions	$264,306	$227,589	16%	$516,283	$441,511	17%
Perpetual license	—	13	(100)%	21	819	(97)%
Total software revenues	264,306	227,602	16%	516,304	442,330	17%
Maintenance	116,482	124,851	(7)%	234,161	250,226	(6)%
Professional services	19,837	23,535	(16)%	38,767	48,863	(21)%
Total maintenance and professional services revenues	136,319	148,386	(8)%	272,928	299,089	(9)%
Total revenues	$400,625	$375,988	7%	$789,232	$741,419	6%

Total revenues increased by 7% to $400.6 million during the three months ended June 30, 2024 compared to $376.0 million for the three months ended June 30, 2023, primarily due to a 35% increase in cloud subscription revenues, which represents 40% of total revenues for the three months ended June 30, 2024.
Total revenues increased by 6% to $789.2 million during the six months ended June 30, 2024 compared to $741.4 million for the six months ended June 30, 2023, primarily due to a 35% increase in cloud subscription revenues, which represents 40% of total revenues for the six months ended June 30, 2024.
Software Revenues
Our subscription revenues increased to $264.3 million (or 66% of total revenues) for the three months ended June 30, 2024 compared to $227.6 million (or 61% of total revenues) for the three months ended June 30, 2023. The increase of $36.7 million (or 16%) in subscription revenues for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to an increase in our cloud subscription revenues.
Our subscription revenues increased to $516.3 million (or 65% of total revenues) for the six months ended June 30, 2024 compared to $441.5 million (or 60% of total revenues) for the six months ended June 30, 2023. The increase of $74.8 million (or 17%) in subscription revenues for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to an increase in our cloud subscription revenues.
Our cloud subscription revenues increased to $161.4 million (or 40% of total revenues) for the three months ended June 30, 2024 from $119.2 million (or 32% of total revenues) for the three months ended June 30, 2023. The increase in cloud services revenues of $42.2 million (or 35%) for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to an increase in our cloud subscription customers and continued expansion within existing cloud customers.
Our cloud subscription revenues increased to $312.9 million (or 40% of total revenues) for the six months ended June 30, 2024 from $231.0 million (or 31% of total revenues) for the six months ended June 30, 2023. The increase in cloud services revenues of $81.9 million (or 35%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to an increase in our cloud subscription customers and continued expansion within existing cloud customers.
Our self-managed subscription license revenues decreased to $54.0 million (or 13% of total revenues) for the three months ended June 30, 2024 from $56.9 million (or 15% of total revenues) for the three months ended June 30, 2023.
Our self-managed subscription license revenues decreased to $105.9 million (or 13% of total revenues) for the six months ended June 30, 2024 from $107.4 million (or 14% of total revenues) for the six months ended June 30, 2023.
Our self-managed subscription support and other revenues decreased to $48.9 million (or 12% of total revenues) for the three months ended June 30, 2024 from $51.5 million (or 14% of total revenues) for the three months ended June 30, 2023.
Our self-managed subscription support and other revenues decreased to $97.5 million (or 12% of total revenues) for the six months ended June 30, 2024 from $103.1 million (or 14% of total revenues) for the six months ended June 30, 2023.
We expect subscription revenues to account for substantially all of our software revenues going forward due to our cessation of sales of perpetual licenses. Additionally, we continue to expect a shift in the mix of our subscription revenues, with the cloud subscription revenues increasing as a percentage of total subscription revenues and our self-managed revenues decreasing as a percentage of total revenues, driven by our cloud only, consumption driven strategy.
We expect perpetual license revenues to continue to remain immaterial as compared to total software revenues in future periods.

Maintenance and Professional Services Revenues
Maintenance revenues decreased to $116.5 million (or 29% of total revenues) for the three months ended June 30, 2024 from $124.9 million (or 33% of total revenues) for the three months ended June 30, 2023. The decrease of $8.4 million (or 7%) for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to non-renewals of legacy maintenance contracts for on-premise licenses, including migrations from perpetual licenses to our subscription offerings, partially offset by price uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of sales of perpetual licenses.
Maintenance revenues decreased to $234.2 million (or 30% of total revenues) for the six months ended June 30, 2024 from $250.2 million (or 34% of total revenues) for the six months ended June 30, 2023. The decrease of $16.0 million (or 6%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to non-renewals of legacy maintenance contracts for on-premise licenses, including migrations from perpetual licenses to our subscription offerings, partially offset by price uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of sales of perpetual licenses.
Professional services revenues decreased to $19.8 million (or 5% of total revenues) for the three months ended June 30, 2024 compared to $23.5 million (or 6% of total revenues) for the three months ended June 30, 2023. The decrease of $3.7 million (or 16%) in professional services revenues for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to our strategic shift to have third party providers perform an increasing share of our customers’ implementation work.
Professional services revenues decreased to $38.8 million (or 5% of total revenues) for the six months ended June 30, 2024 compared to $48.9 million (or 7% of total revenues) for the six months ended June 30, 2023. The decrease of $10.1 million (or 21%) in professional services revenues for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to our strategic shift to have third party providers perform an increasing share of our customers’ implementation work.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Cost of software revenues	$47,367	$38,839	22%	$94,210	$74,703	26%
Cost of maintenance and professional services revenues	34,501	43,864	(21)%	68,379	87,023	(21)%
Amortization of acquired technology	1,027	2,889	(64)%	2,061	5,763	(64)%
Total cost of revenues	$82,895	$85,592	(3)%	$164,650	$167,489	(2)%
Cost of software revenues, as a percentage of software revenues	18%	17%		18%	17%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	25%	30%		25%	29%
Cost of Software Revenues
Cost of software revenues increased to $47.4 million (or 18% of software revenues) for the three months ended June 30, 2024 compared to $38.8 million (or 17% of software revenues) for the three months ended June 30, 2023. The increase of $8.6 million (or 22%) for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a $3.2 million increase in fees paid to third-party vendors for hosting services related to our subscription services, $2.8 million increase in salaries and other personnel-related expenses, a $1.5 million increase in Shared Costs, and a $1.1 million increase in stock-based compensation.

Cost of software revenues increased to $94.2 million (or 18% of software revenues) for the six months ended June 30, 2024 compared to $74.7 million (or 17% of software revenues) for the six months ended June 30, 2023. The increase of $19.5 million (or 26%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a $7.1 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $4.0 million increase in salaries and other personnel-related expenses, a $3.5 million increase in Shared Costs, a $3.5 million increase in stock-based compensation, and a $1.4 million increase in equipment and software costs.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues decreased to $34.5 million (or 25% of maintenance and professional services revenues) during the three months ended June 30, 2024 compared to $43.9 million (or 30% of maintenance and professional services revenues) during the three months ended June 30, 2023. The decrease of $9.4 million (or 21%) in cost of maintenance and professional services revenues during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to $5.4 million decrease in salaries and other personnel-related expenses primarily from a decrease in headcount, a $2.2 million decrease in outside services costs, a $1.0 million decrease in Shared Costs and a $0.8 million decrease in stock-based compensation.
Cost of maintenance and professional services revenues decreased to $68.4 million (or 25% of maintenance and professional services revenues) during the six months ended June 30, 2024 compared to $87.0 million (or 29% of maintenance and professional services revenues) during the six months ended June 30, 2023. The decrease of $18.6 million (or 21%) in cost of maintenance and professional services revenues during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to an $8.6 million decrease in salaries and other personnel-related expenses primarily from a decrease in headcount, a $4.3 million decrease in outside services costs, a $3.3 million decrease in Shared Costs and other expenses, and a $2.4 million decrease in stock-based compensation.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $1.0 million (or 0% of total revenues) for the three months ended June 30, 2024 from $2.9 million (or 1% of total revenues) for the three months ended June 30, 2023.
The decrease of $1.9 million (or 64%) in amortization of acquired technology for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a decrease in the amortization of acquired technology largely associated with the 2015 Privatization Transaction, as some components of the technology became fully amortized.
Amortization of acquired technology decreased to $2.1 million (or 0% of total revenues) for the six months ended June 30, 2024 from $5.8 million (or 1% of total revenues) for the six months ended June 30, 2023.
The decrease of $3.7 million (or 64%) in amortization of acquired technology for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a decrease in the amortization of acquired technology largely associated with the 2015 Privatization Transaction, as some components of the technology became fully amortized.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Research and development	$79,234	$87,707	(10)%	$158,888	$169,746	(6)%

Research and development expenses decreased to $79.2 million (or 20% of total revenues) for the three months ended June 30, 2024 compared to $87.7 million (or 23% of total revenues) for the three months ended June 30, 2023. The decrease of $8.5 million (or 10%) in research and development expenses during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a $5.7 million decrease in salaries and other personnel-related expenses, a $0.8 million decrease in stock-based compensation, a $0.8 million decrease in outside services, and a $1.2 million decrease in software and other costs.
Research and development expenses decreased to $158.9 million (or 20% of total revenues) for the six months ended June 30, 2024 compared to $169.7 million (or 23% of total revenues) for the six months ended June 30, 2023. The decrease of $10.8 million (or 6%) in research and development expenses during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a $11.3 million decrease in salaries and other personnel-related expenses primarily from a decrease in headcount, a $2.1 million decrease in outside services, a $2.0 million decrease in Shared Costs, partially offset by a $4.2 million increase in stock-based compensation, and a $0.4 million increase in software and other costs.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Sales and marketing	$147,453	$134,500	10%	$284,886	$263,038	8%
Sales and marketing expenses increased to $147.5 million (or 37% of total revenues) during the three months ended June 30, 2024 compared to $134.5 million (or 36% of total revenues) during the three months ended June 30, 2023. The increase of $13.0 million (or 10%) in sales and marketing expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a $5.9 million increase in stock-based compensation, a $3.7 million increase in marketing expenses, a $2.6 million increase in salaries and other personnel-related expenses, and a $0.8 million increase in travel related costs.
Sales and marketing expenses increased to $284.9 million (or 36% of total revenues) during the six months ended June 30, 2024 compared to $263.0 million (or 35% of total revenues) during the six months ended June 30, 2023. The increase of $21.9 million (or 8%) in sales and marketing expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a $10.4 million increase in stock-based compensation, a $4.9 million increase in marketing related expenses, a $4.3 million increase in salaries and other personnel-related expenses, a $1.7 million increase in travel expense, and a $0.6 million increase in software and equipment.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
General and administrative	$48,962	$38,756	26%	$99,408	$80,116	24%

General and administrative expenses increased to $49.0 million (or 12% of total revenues) during the three months ended June 30, 2024 compared to $38.8 million (or 10% of total revenues) during the three months ended June 30, 2023. The increase of $10.2 million (or 26%) in general and administrative expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a $4.8 million increase in stock-based compensation, a $3.6 million increase in outside services, a $1.1 million increase in salaries and other personnel-related expenses and a $0.7 million increase in Shared Costs.

General and administrative expenses increased to $99.4 million (or 13% of total revenues) during the six months ended June 30, 2024 compared to $80.1 million (or 11% of total revenues) during the six months ended June 30, 2023. The increase of $19.3 million (or 24%) in general and administrative expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a $8.8 million increase in outside services, a $8.3 million increase in stock-based compensation, a $1.5 million increase in Shared Costs, and a $0.7 million increase in salaries and other personnel-related expenses.
Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets and restructuring charges (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Amortization of intangible assets	$31,718	$34,348	(8)%	$63,457	$68,639	(8)%
Restructuring	899	471	91%	5,254	27,724	(81)%
Amortization of intangible assets decreased to $31.7 million (or 8% of revenues) during the three months ended June 30, 2024 compared to $34.3 million (or 9% of revenues) during the three months ended June 30, 2023. The decrease of $2.6 million (or 8%) in amortization of intangible assets for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets became fully amortized.
Amortization of intangible assets decreased to $63.5 million (or 8% of revenues) during the six months ended June 30, 2024 compared to $68.6 million (or 9% of revenues) during the six months ended June 30, 2023. The decrease of $5.1 million (or 8%) in amortization of intangible assets for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets became fully amortized.
Restructuring costs increased by $0.4 million (or 91%) to $0.9 million (or 1% of revenues) during the three months ended June 30, 2024 compared to $0.5 million during the three months ended June 30, 2023. Refer to Note 9. Restructuring in the Notes to the Condensed Consolidated Financial Statements for details.
Restructuring costs decreased by $22.4 million (or 81%) to $5.3 million (or 1% of revenues) during the six months ended June 30, 2024 compared to $27.7 million during the six months ended June 30, 2023. The majority of charges for the January Plan were incurred in the first quarter of 2023 and the majority of charges for the November plan were incurred in the fourth quarter of 2023. Refer to Note 9. Restructuring in the Notes to the Condensed Consolidated Financial Statements for details.
Interest Income (Expense) and Other Income, Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Interest income	$13,765	$9,920	39%	$27,172	$17,503	55%
Interest expense	(38,333)	(37,466)	2%	(77,430)	(72,517)	7%
Other income, net	851	2,531	(66)%	7,186	3,161	127%
Interest and other expense, net	$(23,717)	$(25,015)	(5)%	$(43,072)	$(51,853)	(17)%
The change in interest and other expense, net, of $1.3 million (or 5%) for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to a $3.8 million increase in interest income from higher interest we received on our cash, cash equivalents and investments; partially offset by a $1.7 million increase in other expenses primarily related to the debt refinancing and $0.8 million increase in interest expense primarily due to higher interest rates.
The change in interest and other expense, net, of $8.8 million (or 17%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to a $9.7 million increase in interest income from higher interest we received on our cash, cash equivalents and investments and a $5.4 million increase in foreign exchange gains. These increases were partially offset by a $4.9 million increase in interest expense primarily due to higher interest rates and $1.4 million increase in other expenses primarily related to debt refinancing.
Income Tax (Benefit) Expense
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Income tax (benefit) expense	$(19,081)	$122,065	(116)%	$(44,545)	$181,634	(125)%
Effective tax rate	134%	(402)%		147%	(208)%

The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pretax loss from recurring operations and adjusting for discrete tax items arising in that quarter. Our income tax benefit was $19.1 million and income tax expense was $122.1 million for the three months ended June 30, 2024 and 2023, respectively. Our income tax benefit was $44.5 million and income tax expense was $181.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase in tax benefit recorded in the current period compared to the tax expense recorded in the prior year comparable period was primarily due to the Company’s projected full-year pretax income and its recorded pretax loss for the interim period ended June 30, 2024.
We expect significant volatility of our effective tax rate to continue, and our income tax benefit to reverse to an income tax provision as our cumulative pretax loss from recurring operations is expected to reverse.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of June 30, 2024, the Company considered all available evidence both positive and negative, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the six months ended June 30, 2024, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for partial U.S. Federal and State deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of June 30, 2024 and December 31, 2023, respectively, we had $1,128.5 million and $992.3 million in available cash, cash equivalents, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, short-term investments, cash flows generated by operations and the Revolving Facility (defined below) will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
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
On June 11, 2024, the Company refinanced the Credit Agreement with Amendment No. 2 (the “Amendment”), with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. The Amendment reduced the applicable margin from 2.75% to 2.25% and eliminated the previous credit spread adjustment effective June 11, 2024. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
Effective June 11, 2024, the borrowings under the Term Facility bear interest, at the Company’s option, either at (i) Term SOFR plus the applicable margin of 2.25% or (ii) the base rate plus 1.25%. The base rate is defined as the highest of (a) the Federal Funds Rate plus one half of 1%, (b) the rate of interest in effect for such day as published by the Wall Street Journal as the “prime rate,” and (c) Term SOFR Rate for a one-month interest period plus 1.00%; provided that the base rate shall not be less than 1.00% per annum. Term SOFR is subject to a “floor” of 0% per annum. The Term Facility was issued with 0.125% of original issue discount.
Effective June 11, 2024, the Revolving Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) Term SOFR plus the applicable margin for Term SOFR loans ranging between 2.00% and 2.50% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the Company’s total net first lien leverage ratio.
Our primary sources of cash are from cash and cash equivalents, short-term investments, the collection of accounts receivable from our customers and the Revolving Facility. Our uses of cash include payroll and payroll-related expenses and business operating expenses such as hosting services costs, marketing programs, travel, professional services, facilities and related costs, servicing our borrowings, and debt principal payments. Other uses of cash include the purchase of property and equipment and to acquire businesses and technologies to expand our product offerings. We believe cash generated from operations will be sufficient to meet working capital needs and to service our borrowings.
Approximately one third of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$156,494	$106,587
Net cash (used in) provided by investing activities	(67,210)	24,458
Net cash (used in) provided by financing activities	(15,910)	3,296
Operating Activities:    Cash provided by operating activities for the six months ended June 30, 2024 was $156.5 million. Our net income for the six months ended June 30, 2024 was $14.2 million, adjusted for non-cash charges, primarily consisting of $129.6 million of stock-based compensation expense, $70.5 million of depreciation and amortization, $7.3 million of non-cash operating lease cost, $1.4 million of debt refinancing costs and $1.6 million of deferred income taxes. Additional fluctuations of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $92.0 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations and a $82.7 million decrease in contract liabilities, and a $74.8 million decrease in income tax payable due to the timing of tax payments. This was partially offset mainly by a $176.4 million increase in accounts receivables due to the timing of collections and a $8.2 million decrease in prepaid expenses and assets associated with the growth in our operations.
Cash provided by operating activities for the six months ended June 30, 2023 was $106.6 million. Our net loss for the six months ended June 30, 2023 was $268.8 million, adjusted for non-cash charges of $201.4 million and a net cash inflow of $174.0 million provided by changes in our operating assets and liabilities.
Investing Activities:    Net cash used in investing activities for the six months ended June 30, 2024 was $67.2 million primarily due to a cash outflow of $269.5 million in purchases of investments and $1.6 million for purchases of property and equipment; partially offset by a cash inflow consisting of $202.0 million in maturities of investments and $1.9 million in other.

Net cash provided by investing activities for the six months ended June 30, 2023 was $24.5 million primarily due to a cash outflow in sales and maturities of investments, partially offset by purchases of investments and purchases of property and equipment.
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
Financing Activities:    Net cash used in financing activities for the six months ended June 30, 2024 was $15.9 million primarily due to $76.7 million payments for taxes related to net share settlement of restricted stock units and $11.3 million payment of debt and $1.4 million payment of debt refinancing costs. These cash outflows were partially offset by $57.7 million in proceeds from the issuance of shares upon exercise of stock options, $13.8 million of proceeds from issuance of common stock under the ESPP, and $2.0 million of proceeds from issuance of debt.
Net cash provided by financing activities for the six months ended June 30, 2023 was $3.3 million driven by proceeds from the issuance of common stock under the ESPP and issuance of shares upon exercise of stock options. These cash inflows were partially offset by payments for taxes related to net share settlement of restricted stock units and payment of debt.
Debt
Credit Facilities
The Company has a credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. Under the Credit Agreement, the Company incurred $1.9 billion of dollar term loans and obtained $250.0 million of commitments under the Revolving Facility.
The Term Facility matures on October 29, 2028 and is repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Facility matures on October 29, 2026. See Note 7. Borrowings in the Notes to the Condensed Consolidated Financial Statements for details.
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all revolving loans, swingline loans and letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. Accrued interest on the Credit Facilities is payable quarterly in arrears with respect to base rate loans, at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to the loans, the date of any repayment or prepayment, and at maturity (whether by acceleration or otherwise).
The Credit Agreement contains certain customary affirmative and negative covenants. As of June 30, 2024, we were in compliance with all such covenants.
Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the six months ended June 30, 2024 from the contractual and lease obligations disclosed in our Annual Report on Form 10-K.

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
As of June 30, 2024, we had long-term debt outstanding with a carrying value of $1.82 billion. A hypothetical change in interest rate of 0.25% will increase or decrease interest expense by approximately $4.6 million a year. See Note 7. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.
On June 11, 2024, we refinanced the Amendment with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. The Amendment reduced the applicable margin from 2.75% to 2.25% and eliminated the previous credit spread adjustment, effective June 11, 2024. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. We currently have cash flow hedges for our Indian Rupee expense exposure that we hedge on a rolling twelve-month basis. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% increase in the value of all applicable foreign currencies relative to the U.S. dollar would have had approximately a $11.1 million negative impact to operating income for the six months ended June 30, 2024.
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
As of June 30, 2024, our open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income, net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $108.4 million worth of Indian rupees using exchange rates as of June 30, 2024.

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
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to inflationary pressures, volatility and uncertainty in the financial services industry and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. Our revenues are subject to increased foreign currency exchange volatility, resulting in a favorable impact of approximately $0.1 million from foreign currency exchange rates for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments or cancellations from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, starting in 2022, we experienced increased customer scrutiny and ROI thresholds on investments, resulting in the lengthening of many sales cycles and a decrease in pipeline conversion rates. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
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
We have experienced strong subscription revenue growth in recent periods. We recognized subscription revenues of $516.3 million and $441.5 million, representing approximately 100% of total software revenue during each of the six months ended June 30, 2024 and 2023, respectively. The year-over-year growth rates for subscription revenue were 16.9% and 9.1% during the six months ended June 30, 2024 and 2023, respectively, on the basis of year-over-year additions of $74.8 million and $36.7 million in subscription revenue for those same periods. As we increase our total subscription revenue in any given period, it requires higher year-over-year increases in the absolute value of new subscription revenue to maintain the same percentage growth rate.

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
Even if our customers renew their subscriptions, they may renew for shorter subscription terms than we anticipate, they may not expand the usage of our products at the rate we are expecting, or they may insist on other renewal terms that are less economically beneficial to us. For example, in recent periods, we have experienced lower average duration of self-managed subscription renewals. We cannot be certain that our customers will renew or expand their subscriptions nor can we be certain that our customers will not terminate their subscriptions in whole or in part. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline, our subscription renewal rate and subscription net retention rate may decline, and we may not accurately predict future revenue from existing customers.
Furthermore, during the six months ended June 30, 2024, we had $234.2 million of maintenance revenue, which was 30% of our total revenue of $789.2 million. During the six months ended June 30, 2023, we had $250.2 million of maintenance revenue, which was 34% of our total revenue of $741.4 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then-current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud subscription offerings, customers’ lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally under perpetual and self-managed subscription licenses, to our new cloud-based data integration offerings. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 6.1% of that installed base maintenance and self-managed on-premise revenue to our cloud solution. These migration projects can be time consuming and may require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.

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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data management software and services, especially for broader data management initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data management needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in 2023, we acquired Privitar Limited, a provider of data privacy and security controls for enterprise data customers. Also in 2023, we released the PowerCenter Cloud Edition to accelerate and automate much of the migration effort associated with modernizing from on-premises PowerCenter to IDMC. We intend to continue our investments to develop and introduce new products and product enhancements.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $158.9 million and $169.7 million of research and development expense during the six months ended June 30, 2024 and 2023, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. For example, while the use of AI/ML are leading to advancements in technology, if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and we are investing in our go-to-market strategies for our newer products.
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
Our quarterly and annual operating results, particularly the upfront portion of revenue from new sales of our self-managed subscription license and existing contract renewals, have fluctuated in the past and may do so in the future. Our self-managed products, predominantly sold under a subscription-based license, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. We have experienced and expect to continue to experience a reduction in contract duration for self-managed subscription license renewals, which would reduce the amount of revenue that we recognize upfront on these transactions. We may also experience a reduction in contract duration for net new self-managed subscription licenses, which would reduce the amount of revenue that we recognize upfront on these transactions. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic and geopolitical uncertainty may also cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. We generally recognize a substantial portion of our self-managed product license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter.
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
We recognized $284.9 million and $263.0 million of sales and marketing expense during the six months ended June 30, 2024 and 2023, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience unexpected turnover in sales personnel, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
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
Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. In prior years, fluctuations in foreign currency exchange rates have negatively affected, and in the future could negatively affect, our revenues. Changes in foreign currency exchange rates driven by the general weakening of the U.S. dollar favorably impacted reported revenue by approximately $0.1 million in the six months ended June 30, 2024. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the six months ended June 30, 2024 using the comparable period’s exchange rates from the prior year.
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
Prior to the third quarter of 2023, we have incurred net losses since we were taken private in a 2015 transaction led by Permira and CPP Investments (each a "Sponsor" and together "our Sponsors") as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $63.6 million and $72.9 million during the six months ended June 30, 2024 and 2023, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $77.4 million and $72.5 million during the six months ended June 30, 2024 and 2023, respectively. As a result, we incurred net income of $14.2 million and net loss of $268.8 million during the six months ended June 30, 2024 and 2023, respectively, and had an accumulated deficit of $1,294.3 million as of June 30, 2024. In addition, while we expect that our operating expenses will decrease year over year as percentages of total revenues in fiscal year 2024 due to the restructuring we announced in November of 2023, we anticipate that our operating expenses generally will increase in the long term as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, increases in interest rates have impacted and will continue to impact profitability as our Credit Facilities (as defined below) have variable interest rates which are no longer being offset by the interest rate swaps that we previously entered into and matured on December 31, 2022.

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
From time to time, we evaluate potential acquisitions in complementary businesses, products, or technologies. For example, in 2023, we acquired Privitar Limited, a provider of data privacy and security controls for enterprise data customers.
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

We utilize third-party data center facilities and public cloud providers, including AWS, Microsoft Azure and Google Cloud, to host certain of our services, systems and data. Each of our commercial agreements with AWS, Microsoft Azure and Google Cloud have master agreements with three-year pricing addenda extending to dates in 2025 to 2027 and will remain in effect until terminated by us or the respective counterparty. AWS may terminate the master agreement for convenience by providing us at least 180 days’ advance notice or for cause upon a material breach of the agreement, subject to a 30-day notice and cure period; provided, however, that AWS may not terminate for convenience during the current pricing addendum. Microsoft Azure may terminate the master agreement for convenience upon 60 days’ notice or for material breach, subject to a 30-day notice and cure period; provided, however, that Microsoft Azure may not terminate for convenience during the current pricing addendum. Google Cloud may terminate the master agreement for material breach with a 30-day notice and cure period, if we cease operations or become subject to insolvency proceedings and the proceedings are not dismissed within 90 days, or we are in material breach more than twice notwithstanding any cure of such breaches. From time to time, we renegotiate or renew these agreements to meet our business needs, and there can be no assurance that we will be able to do so on commercially reasonable terms, or at all. While we believe that we could adjust or renew our agreements or transition among these cloud infrastructure providers or to alternative providers on commercially reasonable terms if needed, in the event any of these third-party facilities or public cloud providers become unavailable due to outages, interruptions or other unanticipated problems, or because they are no longer available on commercially reasonable terms, we and some of our customers would incur additional development and other increased costs to enable the transition, we may fail to meet our service level obligations in our customer agreements, and our operations may be impaired, which would adversely affect our business.
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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 33% and 32% of our revenue from outside our North American region during the six months ended June 30, 2024 and 2023, respectively. Our international operations are subject to numerous risks, including:
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. In prior years, fluctuations from foreign currency exchange rates have negatively affected, and in the future could negatively affect, our revenues. Changes in foreign currency exchange rates driven by the general weakening of the U.S. dollar favorably impacted reported revenue by approximately $0.1 million in the six months ended June 30, 2024. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the six months ended June 30, 2024 using the comparable period’s exchange rates from the prior year. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and net income. In particular, any unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,500 employees as of June 30, 2024.

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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% of our revenue for each of the past three fiscal years as well as for the six months ended June 30, 2024, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact existing or future U.S. public sector transactions. For example, a shutdown of the U.S. federal government could delay public sector transactions and contracting by government entities. Certain states within the U.S., including California, are experiencing similar budgetary issues, which could impact current or future transactions with those states. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect existing contracts and future sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
In addition, sales to government entities are subject to a number of risks. Government entities may continue use of on-premises software indefinitely, be slow to transition workloads from on-premises software to SaaS services, or impose challenging regulatory requirements on government use of SaaS services, any of which may inhibit the growth of our public sector business. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements, including the cancellation of existing agreements in the event funds are not appropriated in future years to fund those agreements. Government contracts may require the maintenance of certain security clearances for facilities and employees. Government certification requirements applicable to us and our products are constantly evolving and at times restrict our ability to sell to certain government customers until we have met the new or revised requirements, which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, our failure to obtain or maintain certain government certifications, for example FedRamp or similar security certifications from U.S. states or foreign governments, limits our ability to sell any of our products to these government entities, and may expose us to fines or penalties for failure to comply. Government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting and security requirements.
Most of our sales to government entities have been made indirectly through third-party distributors or resellers that sell our products. Government entities may have contractual or other legal rights to terminate contracts with our providers for convenience, for non-appropriation of funds or due to a default, and any such termination may adversely impact our future results of operations. For example, if the provider receives a significant portion of its revenue from sales to such governmental entity, the financial health of the provider could be substantially harmed which could negatively affect our future sales to such provider. Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. If an audit or investigation uncovers improper or illegal activities, including any misuse of confidential or classified information by our employees, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with such government entity, or enter into a settlement in lieu of the foregoing, which may not be on favorable terms to us. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us or our employees or should our products not perform as contemplated in government deployments.
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
We have a significant amount of indebtedness. As of June 30, 2024, our total outstanding indebtedness was approximately $1.83 billion. Subject to the limits contained in the credit agreement that governs our credit facilities (the “Credit Facilities”) and our other debt instruments, we may need to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our level of debt could have important consequences to the holders of our common stock, including the following:
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the six months ended June 30, 2024, our cash flows dedicated for debt service requirements totaled $87.0 million, which includes principal payments of $11.3 million and interest payments of $75.7 million. For the six months ended June 30, 2024, our net cash provided by operating activities was $156.5 million, which includes interest paid of $75.7 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $232.2 million. For the six months ended June 30, 2024, approximately 38% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
We and our subsidiaries may need to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of June 30, 2024, our Revolving Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.4 million utilized under the Revolving Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. During 2022 and the first three quarters of 2023, the U.S. Federal Reserve (the "Fed") sharply raised interest rates from historically low levels and has signaled an intention to continue to do so until current inflation levels re-align with the Fed’s long-term inflation target. To the extent the Fed decides to again raise interest rates, there is a risk that rates across the financial system may rise including the Secured Overnight Financing Rate ("SOFR"). As interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. Each quarter point change in interest rates on the current debt outstanding would result in approximately a $4.6 million change in annual interest expense on our indebtedness under the Credit Facilities. Although we previously entered into interest rate swap instruments to limit our exposure to changes in variable interest rates, those instruments matured as of December 31, 2022 and as such we are fully subject to interest rate risk if SOFR rates increase.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of June 30, 2024, approximately 71% of our outstanding Class A and Class B-1 common stock is owned by entities affiliated with our Sponsors, including approximately 33.4 million Class A shares owned by Ithaca L.P., a limited partnership affiliated with Permira (“Ithaca”).
The Sponsors and their affiliates may from time to time seek to sell or otherwise dispose of some or all of their shares, including by selling shares in underwritten offerings, block trades or open market transactions, or by distributing shares to their equity holders or otherwise. For example, under our amended and restated registration rights agreement, the Sponsors and their affiliates can require us to register shares owned by them for public sale in the United States. In addition, certain Sponsor-affiliated entities, including Ithaca, have the right to distribute some or all of their Class A shares to their limited partners. If any of these entities were to register or distribute their shares, such shares would be available for resale in the public market, either immediately or at a later date. For example, in November 2023, Ithaca distributed approximately 8.6 million shares of Class A common stock to four of its limited partners, and in June 2024 distributed approximately 18 million shares of Class A common stock to one of its limited partners, all of which were available for immediate resale in the public market. Following these distributions, approximately 33.4 million shares of Class A common stock will continue to be held in Ithaca until approximately November 2024, unless otherwise sold by Ithaca or distributed to Ithaca’s limited partners prior to such time. Permira will continue to retain voting and investment power over the shares held by Ithaca. The shares distributed by Ithaca to its limited partners are available for immediate resale in the public market at the discretion of the applicable limited partner. We also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the open market.
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
Our Sponsors and their affiliates control approximately 71% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of June 30, 2024. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Our Sponsors and their affiliates control approximately 71% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of June 30, 2024. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

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
Our corporate business processes rely on SaaS providers such as Microsoft O365, Salesforce, Oracle and Marketo to provide highly available business services. In addition, our cloud subscription offerings depend on third-party service providers, including AWS, Microsoft Azure and Google Cloud, and certain single-source suppliers, including MITI, for our database connectors. Disruptions to any of our service providers or suppliers, whether due to a cyber incident, other outage, or performance problems has in the past, and may in the future, adversely impact our ability to deliver our cloud-based software solutions and could also have a negative effect on our operations and harm our business.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On May 13, 2024, Amit Walia, the Chief Executive Officer of the Company, terminated a trading arrangement intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) that he had previously adopted with respect to the sale of the Company’s common stock. This trading plan was adopted on March 17, 2023, and was modified on June 8, 2023 (the “modified plan”). The modified plan was set to expire on July 31, 2024. The modified plan provided for the sale of up to 509,597 shares of common stock pursuant to the terms of the modified plan.

On June 7, 2024, Ansa Sekharan, the Chief Customer Officer of the Company, adopted a trading arrangement intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) with respect to the sale of the Company’s common stock. This trading plan is to expire on August 10, 2025, and provides for the sale of up to 177,204 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	001-40936	3.1	12/09/2021
3.2	Certificate of Change of Registered Agent	8-K	001-40936	3.1	06/16/2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-40936	3.1	06/14/2024
10.1	Amendment No. 2 to the Credit and Guaranty Agreement, effective as of June 11, 2024	8-K	001-40936	10.1	06/14/2024
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

†	The certifications attached as Exhibit 32.1 that accompany this Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Informatica Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 31, 2024	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ MICHAEL MCLAUGHLIN
Michael McLaughlin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)