Form 10-Q
period 2024-09-30
Informatica Inc.
filed 2024-11-05
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 261,320,807 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of October 29, 2024.

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
•the possible harm caused by adverse economic, industry and market conditions in the United States and globally, including due to tighter credit conditions and elevated interest rates, shifting foreign exchange rates, and geopolitical disruptions;
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

Part I - Financial Information
Item 1. Financial Statements
INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$932,573	$732,443
Short-term investments	307,558	259,828
Accounts receivable, net of allowances of $4,411 and $4,414, respectively	278,998	500,068
Contract assets, net	85,814	79,864
Prepaid expenses and other current assets	236,094	180,383
Total current assets	1,841,037	1,752,586
Property and equipment, net	141,406	149,266
Operating lease right-of-use-assets	53,693	57,799
Goodwill	2,366,858	2,361,643
Customer relationships intangible asset, net	584,803	669,781
Other intangible assets, net	6,783	17,393
Deferred tax assets	15,101	15,237
Other assets	164,163	178,377
Total assets	$5,173,844	$5,202,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,697	$18,050
Accrued liabilities	41,548	61,194
Accrued compensation and related expenses	107,435	167,427
Current operating lease liabilities	15,264	16,411
Current portion of long-term debt	18,750	18,750
Income taxes payable	919	4,305
Deferred revenue	651,444	767,244
Total current liabilities	847,057	1,053,381
Long-term operating lease liabilities	41,855	46,003
Long-term deferred revenue	11,917	19,482
Long-term debt, net	1,794,259	1,805,960
Deferred tax liabilities	21,570	22,425
Long-term income taxes payable	42,116	37,679
Other liabilities	7,374	4,554
Total liabilities	2,766,148	2,989,484
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 and 2,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 261,260 and 250,874 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,614	2,510
Class B-1 common stock; $0.01 par value per share; 200,000 and 200,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 44,050 and 44,050 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	440	440
Class B-2 common stock; $0.00001 par value per share; 200,000 and 200,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 44,050 and 44,050 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	3,725,523	3,540,502
Accumulated other comprehensive loss	(12,562)	(22,370)
Accumulated deficit	(1,308,319)	(1,308,484)
Total stockholders’ equity	2,407,696	2,212,598
Total liabilities and stockholders’ equity	$5,173,844	$5,202,082
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Subscriptions	$287,934	$261,828	$804,217	$703,339
Perpetual license	—	205	21	1,024
Software revenue	287,934	262,033	804,238	704,363
Maintenance and professional services	134,547	146,530	407,475	445,619
Total revenues	422,481	408,563	1,211,713	1,149,982
Cost of revenues:
Subscriptions	48,768	39,133	142,973	113,443
Perpetual license	—	162	5	555
Software costs	48,768	39,295	142,978	113,998
Maintenance and professional services	31,894	41,533	100,273	128,556
Amortization of acquired technology	947	3,013	3,008	8,776
Total cost of revenues	81,609	83,841	246,259	251,330
Gross profit	340,872	324,722	965,454	898,652
Operating expenses:
Research and development	80,316	85,862	239,204	255,608
Sales and marketing	133,517	129,997	418,403	393,035
General and administrative	44,707	41,911	144,115	122,027
Amortization of intangible assets	29,845	34,481	93,302	103,120
Restructuring	1,554	407	6,808	28,131
Total operating expenses	289,939	292,658	901,832	901,921
Income (loss) from operations	50,933	32,064	63,622	(3,269)
Interest income	14,829	10,447	42,001	27,950
Interest expense	(36,345)	(39,327)	(113,775)	(111,844)
Other (expense) income, net	(14,011)	5,519	(6,825)	8,680
Income (loss) before income taxes	15,406	8,703	(14,977)	(78,483)
Income tax expense (benefit)	29,391	(70,573)	(15,154)	111,061
Net (loss) income	$(13,985)	$79,276	$177	$(189,544)
Net (loss) income per share attributable to Class A and Class B-1 common stockholders:
Basic	$(0.05)	$0.27	$—	$(0.66)
Diluted	$(0.05)	$0.27	$—	$(0.66)
Weighted-average shares used in computing net (loss) income per share:
Basic	303,954	289,354	300,606	287,133
Diluted	303,954	296,556	313,363	287,133
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net (loss) income	$(13,985)	$79,276	$177	$(189,544)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment, net of tax (expense) benefit of $(115), $161, $123, and $250	35,389	(25,708)	10,057	(10,456)
Available-for-sale debt securities:
Change in unrealized gain (loss), net of tax (expense) benefit of $(71), $20, $(39) and $(13)	216	(60)	119	41
Less: reclassification adjustment for amounts included in net loss, net of tax benefit of $—, $36, $—, $36	—	110	—	110
Available-for-sale debt securities, net change	216	50	119	151
Cash flow hedges:
Change in unrealized (loss) gain, net of tax (expense) benefit of $95, $230, $(37), and $(375)	(290)	(702)	111	1,147
Less: reclassification adjustment for amounts included in net (loss) income, net of tax (expense) benefit of $(58), $1, $(157), and $372	(177)	6	(479)	1,139
Cash flow hedges, net change	(467)	(696)	(368)	2,286
Total other comprehensive income (loss), net of tax effect	35,138	(26,354)	9,808	(8,019)
Total comprehensive income (loss), net of tax effect	$21,153	$52,922	$9,985	$(197,563)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2024
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2024	258,810	$2,589	44,050	$440	44,050	$—	$3,664,821	$(47,700)	$(1,294,334)	$2,325,816
Stock-based compensation	—	—	—	—	—	—	66,000	—	—	66,000
Issuance of shares under employee stock purchase plan	560	6	—	—	—	—	11,464	—	—	11,470
Shares withheld related to net share settlement of equity awards	(927)	(9)	—	—	—	—	(22,119)	—	—	(22,128)
Issuance of shares under equity plans	2,817	28	—	—	—	—	5,357	—	—	5,385
Net loss	—	—	—	—	—	—	—	—	(13,985)	(13,985)
Other comprehensive income	—	—	—	—	—	—	—	35,138	—	35,138
Balances, September 30, 2024	261,260	$2,614	44,050	$440	44,050	$—	$3,725,523	$(12,562)	$(1,308,319)	$2,407,696

	Three Months Ended September 30, 2023
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2023	243,948	$2,440	44,050	$440	44,050	$—	$3,400,575	$(29,336)	$(1,452,021)	$1,922,098
Stock-based compensation	—	—	—	—	—	—	56,508	—	—	56,508
Issuance of shares under employee stock purchase plan	835	8	—	—	—	—	12,090	—	—	12,098
Shares withheld related to net share settlement of equity awards	(750)	(7)	—	—	—	—	(15,145)	—	—	(15,152)
Issuance of shares under equity plans	3,016	30	—	—	—	—	12,009	—	—	12,039
Net income	—	—	—	—	—	—	—	—	79,276	79,276
Other comprehensive loss	—	—	—	—	—	—	—	(26,354)	—	(26,354)
Balances, September 30, 2023	247,049	$2,471	44,050	$440	44,050	$—	$3,466,037	$(55,690)	$(1,372,745)	$2,040,513

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2024
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2023	250,874	$2,510	44,050	$440	44,050	$—	$3,540,502	$(22,370)	$(1,308,484)	$2,212,598
Stock-based compensation	—	—	—	—	—	—	195,571	—	—	195,571
Issuance of shares under employee stock purchase plan	1,496	15	—	—	—	—	25,252	—	—	25,267
Shares withheld related to net share settlement of equity awards	(3,293)	(33)	—	—	—	—	(98,786)	—	—	(98,819)
Issuance of shares under equity plans	12,183	122	—	—	—	—	62,984	—	—	63,106
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Net income	—	—	—	—	—	—	—	—	177	177
Other comprehensive income	—	—	—	—	—	—	—	9,808	—	9,808
Balances, September 30, 2024	261,260	$2,614	44,050	$440	44,050	$—	$3,725,523	$(12,562)	$(1,308,319)	$2,407,696

	Nine Months Ended September 30, 2023
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2022	239,749	$2,398	44,050	$440	44,050	$—	$3,282,383	$(47,671)	$(1,183,189)	$2,054,361
Stock-based compensation	—	—	—	—	—	—	162,058	—	—	162,058
Issuance of shares under employee stock purchase plan	1,947	19	—	—	—	—	28,210	—	—	28,229
Shares withheld related to net share settlement of equity awards	(1,489)	(15)	—	—	—	—	(26,237)	—	—	(26,252)
Issuance of shares under equity plans	6,842	69	—	—	—	—	19,623	—	—	19,692
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	—	—	—	—	(189,544)	(189,544)
Other comprehensive loss	—	—	—	—	—	—	—	(8,019)	—	(8,019)
Balances, September 30, 2023	247,049	$2,471	44,050	$440	44,050	$—	$3,466,037	$(55,690)	$(1,372,745)	$2,040,513

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Operating activities:
Net income (loss)	$177	$(189,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,977	12,674
Non-cash operating lease costs	10,927	12,800
Stock-based compensation	195,600	162,058
Deferred income taxes	167	4,356
Amortization of intangible assets and acquired technology	96,310	111,896
Amortization of debt issuance costs	2,723	2,574
Amortization of investment discount, net of premium	(4,070)	(2,976)
Debt refinancing costs	1,366	—
Changes in operating assets and liabilities:
Accounts receivable	218,567	182,550
Prepaid expenses and other assets	8,473	25,894
Accounts payable and accrued liabilities	(95,483)	(108,067)
Income taxes payable	(57,909)	32,574
Deferred revenue	(123,833)	(81,484)
Net cash provided by operating activities	262,992	165,305
Investing activities:
Purchases of property and equipment	(2,337)	(4,919)
Purchases of investments	(393,933)	(255,073)
Maturities of investments	350,432	180,007
Sales of investments	—	39,510
Business acquisition, net of cash acquired	—	(12,476)
Other	1,878	—
Net cash used in investing activities	(43,960)	(52,951)
Financing activities:
Payment of debt	(16,035)	(14,064)
Payment of debt refinancing costs	(1,349)	—
Proceeds from issuance of debt	1,971	—
Proceeds from issuance of common stock under employee stock purchase plan	25,267	28,229
Payments for dividends related to Class B-2 shares	(12)	(12)
Payments for taxes related to net share settlement of equity awards	(98,819)	(26,252)
Proceeds from issuance of shares under equity plans	63,106	19,692
Net cash (used in) / provided by financing activities	(25,871)	7,593
Effect of foreign exchange rate changes on cash and cash equivalents	6,969	(5,719)
Net increase in cash and cash equivalents	200,130	114,228
Cash and cash equivalents at beginning of period	732,443	497,879
Cash and cash equivalents at end of period	$932,573	$612,107
Supplemental disclosures:
Cash paid for interest	$111,892	$109,089
Cash paid for income taxes, net of refunds	$42,588	$74,110
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$370	$752
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business
Informatica Inc. (the “Company” or “Informatica”) delivers industry leading artificial intelligence (“AI”) enabled data management products on a cloud native platform that connects, manages, and unifies data across multi-vendor, multi-cloud and hybrid systems at enterprise scale. The platform enables the Company’s customers to accurately track and understand their data, allowing them to create 360-degree customer experiences, automate data operations across enterprise-wide business processes, and pursue holistic data-driven digital strategies by harnessing the power of the cloud. The Company’s platform includes a suite of interoperable data management products that leverage the shared services and metadata of the underlying platform, including products for Data Catalog, Data Integration & Engineering, API & Application Integration, Data Quality and Observability, Master Data Management, Customer and Business 360 Applications, Governance and Privacy, and Data Marketplace. The Company was incorporated as a Delaware corporation on June 4, 2021.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 22, 2024. There have been no material changes to these policies during the three and nine months ended September 30, 2024.
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
Note 3. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents and investments as of September 30, 2024 and December 31, 2023 (in thousands).

	September 30,	December 31,
	2024	2023

Cash	$187,186	$185,498
Cash equivalents:
Time deposits	151,726	72,302
Money market funds	590,682	474,643
Commercial paper	2,979	—
Total cash equivalents	745,387	546,945
Total cash and cash equivalents	$932,573	$732,443
Short-term investments:
Time deposits	200,112	153,550
Commercial paper	44,876	73,767
Corporate debt securities	27,546	3,964
U.S. government and U.S. government agency securities	31,052	28,547
Non-U.S. government and agency securities	3,972	—
Total short-term investments	$307,558	$259,828
Total cash, cash equivalents and investments	$1,240,131	$992,271

See Note 5. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of September 30, 2024 (in thousands).

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$31,020	$32	$—	$31,052
Non-U.S. government and agency securities	3,964	8	—	3,972
Corporate debt securities	27,467	80	(1)	27,546
Commercial paper	47,747	109	(1)	47,855
Total	$110,198	$229	$(2)	$110,425

The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2023 (in thousands).

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$18,596	$5	$—	$18,601
U.S. government agency securities	9,949	—	(3)	9,946
Corporate debt securities	3,963	1	—	3,964
Commercial paper	73,701	76	(10)	73,767
Total	$106,209	$82	$(13)	$106,278

There were no realized gains or losses related to available-for-sale debt securities for the three and nine months ended September 30, 2024. As of September 30, 2024, the fair value of the Company’s available-for-sale debt securities with contractual maturity of one year or less from the condensed consolidated balance sheet date was $110.4 million.

As of September 30, 2024, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were immaterial, which were related to $8.2 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The Company did not recognize any credit losses related to the Company’s debt securities during the three and nine months ended September 30, 2024. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$351,838	$351,838	$—	$—
Money market funds	590,682	590,682	—	—
Commercial paper	47,855	—	47,855	—
Corporate debt securities	27,546	—	27,546	—
U.S. government securities	31,052	—	31,052	—
Non-U.S. government and agency securities	3,972	—	3,972	—
Total cash equivalents and investments	1,052,945	942,520	110,425	—
Foreign currency derivatives	271	—	271	—
Total assets	$1,053,216	$942,520	$110,696	$—
Liabilities:
Foreign currency derivatives	$351	$—	351	$—
Total liabilities	$351	$—	$351	$—
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and nine months ended September 30, 2024.

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
Note 6. Goodwill and Intangible Assets

Goodwill
The following table presents the changes in the carrying amount of the goodwill for the nine months ended September 30, 2024 (in thousands):

Amount
Ending balance as of December 31, 2023	$2,361,643
Measurement period adjustment	234
Foreign currency translation adjustment	4,981
Ending Balance as of September 30, 2024	$2,366,858
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired developed and core technology	$880,876	$(874,093)	$6,783	$880,758	$(871,085)	$9,673
Other intangible assets:
Customer relationships	2,159,824	(1,575,021)	584,803	2,159,179	(1,489,398)	669,781
Trade names and trademark	81,610	(81,610)	—	81,651	(73,931)	7,720
Total other intangible assets	2,241,434	(1,656,631)	584,803	2,240,830	(1,563,329)	677,501
Total intangible assets, net	$3,122,310	$(2,530,724)	$591,586	$3,121,588	$(2,434,414)	$687,174
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $30.8 million and $37.5 million for the three months ended September 30, 2024 and 2023, respectively. Total amortization expense related to intangible assets was $96.3 million and $111.9 million for the nine months ended September 30, 2024 and 2023, respectively.
The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenues	$947	$3,013	$3,008	$8,776
Operating expenses	29,845	34,481	93,302	103,120
Total amortization of intangible assets	$30,792	$37,494	$96,310	$111,896
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of September 30, 2024, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Customer Relationships Intangible Asset	Other Intangible Assets	Total Intangible Assets

Remaining 2024	$28,644	$900	$29,544
2025	100,041	2,158	102,199
2026	86,973	1,457	88,430
2027	75,461	716	76,177
2028	65,563	560	66,123
Thereafter	228,121	992	229,113
Total expected amortization expense	$584,803	$6,783	$591,586

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7. Borrowings
Long term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023

Dollar term loan	$1,828,125	$1,842,188
Less: Discount on term loan	(5,571)	(6,441)
Less: Debt issuance costs	(9,545)	(11,037)
Total debt, net of discount and debt issuance costs	1,813,009	1,824,710
Less: Current portion of long-term debt	(18,750)	(18,750)
Long-term debt, net of current portion	$1,794,259	$1,805,960

As of September 30, 2024, the Company had an outstanding dollar term loan (the “Term Facility”) for a carrying amount of $1,813.0 million and a fair value, based on Level 2 inputs related to fair market value, of $1,829.3 million. As of December 31, 2023, the Company had an outstanding dollar term loan for a carrying amount of $1,824.7 million and a fair value, based on Level 2 inputs related to fair market value, of $1,848.3 million.
Credit Facilities
The Company has a credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders (the “Credit Agreement”). Under the Credit Agreement, the Company borrowed $1.9 billion of dollar term loans and obtained $250.0 million of commitments under a revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”).
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
On June 11, 2024, the Company refinanced the Credit Agreement with Amendment No. 2 (the “Amendment”), with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. The Amendment reduced the applicable margin from 2.75% to 2.25% and eliminated the previous credit spread adjustment effective June 11, 2024. The Amendment is predominantly accounted for as a modification. The loss on any extinguished debt within the syndicate was immaterial. The Company incurred transaction fees of approximately $1.4 million during the second quarter of 2024, which were recorded as a component of Other (expense) income, net on the Condensed Consolidated Statements of Operations. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
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
No amounts were outstanding under the Revolving Facility as of September 30, 2024 and December 31, 2023. There were $1.4 million and $1.6 million of utilized letters of credit under the Revolving Facility at September 30, 2024 and December 31, 2023, respectively.
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
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2024.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Future minimum principal payments
Future minimum principal payments on the Term Facility as of September 30, 2024 are as follows (in thousands):

Remaining 2024	4,688
2025	18,750
2026	18,750
2027	18,750
2028	1,767,187
Total	$1,828,125
Note 8. Disaggregation of Revenue, Deferred Revenue, Remaining Performance Obligations, Credit Risk and Capitalized Costs to Obtain a Contract
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Cloud subscription	$175,809	$128,581	$488,669	$359,604
Self-managed subscription license	65,498	81,705	171,422	189,132
Self-managed subscription support and other	46,627	51,542	144,126	154,603
Subscription revenues	287,934	261,828	804,217	703,339
Perpetual license	—	205	21	1,024
Software revenue	287,934	262,033	804,238	704,363
Maintenance	115,309	124,267	349,469	374,493
Professional services	19,238	22,263	58,006	71,126
Maintenance and professional services revenue	134,547	146,530	407,475	445,619
Total revenues	$422,481	$408,563	$1,211,713	$1,149,982
Revenue by geographic location for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

North America	$284,011	$278,604	$814,131	$786,230
EMEA	96,077	89,713	271,442	247,707
Asia Pacific	33,831	30,516	97,793	89,937
Latin America	8,562	9,730	28,347	26,108
Total revenues	$422,481	$408,563	$1,211,713	$1,149,982
In the three months ended September 30, 2024 and 2023, the Company’s revenue from customers in the United States was $261.7 million and $263.2 million, respectively. In the nine months ended September 30, 2024 and 2023, the Company’s revenue from customers in the United States was $760.1 million and $735.5

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
million, respectively. No foreign country represented 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2024 and 2023, respectively.
Deferred Revenue
As of September 30, 2024 and December 31, 2023, deferred revenue was $663.4 million and $786.7 million, respectively.
The amount of revenues recognized during the three and nine months ended September 30, 2024 that were included in the opening deferred revenue balance as of January 1, 2024 was approximately $158.2 million and $678.7 million, respectively. The amount of revenues recognized during the three and nine months ended September 30, 2023 that were included in the opening deferred revenue balance as of January 1, 2023 were approximately $137.3 million and $597.1 million, respectively.
Remaining Performance Obligations from Customer Contracts
As of September 30, 2024, the Company’s remaining performance obligations were $1.54 billion. The Company expects to recognize approximately 66% of its remaining performance obligations at September 30, 2024 as revenues over the next twelve months and the remainder over the next two to three years.
Concentrations of Credit Risk and Credit Evaluations
No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2024 and 2023. At September 30, 2024 and December 31, 2023, no customer accounted for more than 10% of the accounts receivable balance.
Capitalized Costs to Obtain a Contract
Capitalized costs to obtain contracts consist primarily of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the nine months ended September 30, 2024 were as follows (in thousands):

Amount
Ending balance as of December 31, 2023	$237,991
Additions, net	51,016
Commissions amortized	(62,359)
Revaluation	247
Ending balance as of September 30, 2024	$226,895
As of September 30, 2024, $80.2 million of deferred commissions balance was included in prepaid expenses and other current assets and $146.7 million of deferred commissions balance was included in other assets in the condensed consolidated balance sheet.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On November 1, 2023, the Company announced a plan to reduce its workforce by approximately 500 employees, representing approximately 10% of the Company’s then-current global workforce, and reduce its global real estate footprint (the “November Plan”). The November Plan was intended to further streamline the Company’s cost structure as a direct result of the CoCd strategy announced in January 2023. For the year-ended December 31, 2023, the Company recorded $31.6 million of restructuring expenses in relation to the November Plan, including $0.4 million related to the right-of-use assets impairment charge for the reduction in office space. For the nine months ended September 30, 2024, the Company recorded $6.8 million of restructuring expenses in relation to the November Plan, including $1.0 million related to the right-of-use assets impairment charge for the reduction in office space. Of the total charges incurred under the November Plan, $34.1 million was paid as of September 30, 2024 and the Company expects to substantially pay the remaining amount in 2024.
Note 10. Derivative Financial Instruments
The Company’s earnings and cash flows are subject to market risks as a result of foreign currency exchange rate and interest rate fluctuations. The Company uses derivative financial instruments to manage its exposure to foreign currency exchange rate fluctuations which is inherent to its ongoing business operations. The Company and its subsidiaries do not enter into derivative contracts for speculative purposes.
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
The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of September 30, 2024, a net unrealized loss of $0.1 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within approximately the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of September 30, 2024, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other (expense) income, net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $100.9 million and $109.6 million of Indian rupees as of September 30, 2024 and December 31, 2023, respectively.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other (expense) income, net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $12.5 million and $12.2 million of Indian rupees at September 30, 2024 and December 31, 2023, respectively. There were no open foreign currency contracts to sell at September 30, 2024 and December 31, 2023, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table reflects the fair value amounts for designated and non-designated hedging instruments at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$159	$351	$340	$44
Non-designated hedging instruments
Foreign currency forward contracts	112	—	146	—
Total fair value of hedging instruments	$271	$351	$486	$44
_____________
(i)Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
(ii)Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of September 30, 2024 and December 31, 2023, there were no derivative assets or liabilities that were net settled under the master netting agreements.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Amount of (loss) gain recognized in other comprehensive income (loss)(i)	$(385)	$(932)	$148	$1,522
Amount of gain (loss) related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income(ii)	$235	$(7)	$636	$(1,511)
_____________
(i)The before-tax loss of $385 related to foreign exchange forward contracts was recognized in other comprehensive income (loss) during the three months ended September 30, 2024. The before-tax loss of $932 related to foreign exchange forward contracts was recognized in other comprehensive income (loss) during the three months ended September 30, 2023. The before-tax gain of $148 related to foreign exchange forward contracts was recognized in other comprehensive income (loss) during the nine months ended September 30, 2024. The before-tax gain of $1,522 related to foreign exchange forward contracts was recognized in other comprehensive income (loss) during the nine months ended September 30, 2023.

(ii)The before-tax gains of $53 and $182 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations for the three months ended September 30, 2024. The before-tax losses of $2 and $5 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations for the three months ended September 30, 2023. The before-tax gains of $147 and $489 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations for the nine months ended September 30, 2024. The before-tax losses of $297 and $1,214 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively, on the condensed consolidated statements of operations for the nine months ended September 30, 2023.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The before-tax loss recognized in other (expense) income, net for non-designated foreign currency forward contracts for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Loss recognized in other (expense) income, net	$(42)	$(143)	$(73)	$(36)
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
In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the ”2021 Plan”), which became effective in connection with the IPO. As of September 30, 2024, a total of approximately 78.7 million shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan includes any shares subject to awards granted under the 2015 Plan that, after the date the 2015 Plan was terminated, are cancelled, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this provision is 26,288,211 shares).
Option Awards
The following table summarizes the option award activity for the nine months ended September 30, 2024 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2023	17,004	11,278	5,726	$17.27	5.59	$189,134
Exercised	(3,851)	(3,050)	(801)	$16.40
Forfeited or expired	(268)	(32)	(236)	$19.16
Outstanding at September 30, 2024	12,885	8,196	4,689	$17.48	4.99	$100,602
As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested options was $1.7 million and is expected to be recognized over the remaining weighted-average vesting period of 0.98 years.

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
The following table summarizes RSU and PSU activity and related information during the nine months ended September 30, 2024 under the 2021 Plan (in thousands, except share price):

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2023	21,063	$20.81
Granted	4,987	31.48
Vested	(8,334)	21.63
Forfeited	(1,403)	21.81
Unvested and outstanding as of September 30, 2024	16,313	$23.57
As of September 30, 2024, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $314.9 million and is expected to be recognized over the remaining weighted-average vesting period of 1.48 years.
Employee Stock Purchase Plan (“ESPP”)
In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of September 30, 2024, a total of 14.0 million shares of the Company’s Class A common stock has been reserved for issuance under the ESPP.
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
As of September 30, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $9.8 million and is expected to be recognized over the remaining offering period.

Summary of Assumptions for ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering periods during the nine months ended September 30, 2024 and 2023 using the Black-Scholes pricing model:

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	32.5% - 38.5%	36.2% - 39.4%	32.5% - 43.5%	36.2% - 48.5%
Risk-free interest rate	4.4% - 4.8%	5.4% - 5.5%	4.4% - 5.3%	5.1% - 5.5%
Expected dividend yield	—%	—%	—%	—%
Fair value of common stock	$24.41	$21.14	$24.41 - $32.46	$17.06 - $21.14

Stock Compensation
The stock-based compensation for all equity awards for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$8,946	$8,764	$26,422	$25,074
Research and development	18,390	16,671	52,883	47,003
Sales and marketing	20,694	16,317	60,657	45,854
General and administrative	17,970	14,756	55,638	44,127
Total stock-based compensation	$66,000	$56,508	$195,600	$162,058

Note 12. Income Taxes

The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax expense was $29.4 million on pretax income of $15.4 million for the three months ended September 30, 2024 and income tax benefit of $15.2 million on pretax losses of $15.0 million for the nine months ended September 30, 2024, which resulted in an effective tax rate of 191% and 101%, respectively. The Company’s estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to an increase in its valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock-based compensation.

The Company’s income tax benefit was $70.6 million on pretax income of $8.7 million for the three months ended September 30, 2023 and income tax expense of $111.1 million on pretax losses of $78.5 million for the nine months ended September 30, 2023, which resulted in a negative effective tax rate of 811% and 142%, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to seasonality of the pretax losses incurred during the year, an increase in its valuation allowance, foreign income inclusion under global intangible low-taxed income, and non-deductible stock-based compensation.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of September 30, 2024, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies. As a result of this analysis for the nine months ended September 30, 2024, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for partial U.S. Federal and State deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13. Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(13,985)	$79,276	$177	$(189,544)

Weighted-average shares used in computing net (loss) income per share:
Basic	303,954	289,354	300,606	287,133
Effect of dilutive securities	—	7,202	12,757	—
Diluted	303,954	296,556	313,363	287,133
Net (loss) income per share attributable to Class A and Class B-1 common stockholders:
Basic	$(0.05)	$0.27	$—	$(0.66)
Diluted	$(0.05)	$0.27	$—	$(0.66)
The following potentially dilutive securities were excluded from the computation of diluted net (loss) income per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options outstanding	3,698	1,049	29	2,850
RSUs	3,446	1,886	171	1,786
PSUs	1,469	—	—	214
ESPP	52	10	54	89
Note 14. Commitments and Contingencies
Long-Term Purchase Obligations
As of September 30, 2024, the Company had long-term purchase obligations of approximately $208.5 million, primarily related to multi-year contracts with third party vendors for cloud services related to its subscription services and software as a service commitments. The expected payments under these commitments total approximately $113.1 million and $95.4 million over the next 1 year and 1-3 years, respectively.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2024 and December 31, 2023. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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
Note 15. Subsequent Events
Cross-Currency Swap Contracts
On October 10, 2024, the Company entered into cross-currency swap contracts designated as net investment hedges used to hedge a portion of the Company’s net investment in its European operations. The notional amounts of these cross-currency swap contracts in U.S. dollar equivalents were to sell $328 million of USD for €300 million of Euro. The Company designated the cross-currency swap as a net investment hedge, where changes in the fair value of the effective portion of the swap are to be recorded to other comprehensive income.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Share Repurchase Authorization
On October 29, 2024, the Company's Board of Directors (the “Board”) approved a new share repurchase authorization which enables the company to repurchase up to $400 million of its Class A common stock through privately-negotiated purchases with individual holders or in the open market. This new authorization replaces the prior $200 million repurchase authorization. No repurchases have been made under the existing authorization. A committee of the Board will determine the timing, amount and terms of any repurchase.

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
We generate revenues from the sale of subscriptions for our software products, maintenance agreements supporting perpetual licenses mainly sold in prior periods, and professional services. Substantially all of our software revenue consists of fees generated from our subscription-based products. We have grown our subscription revenue to $804.2 million and $703.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Our products can be subscribed to as individually distinct product families or together as a tightly integrated platform to support complex data management needs and mission critical workloads. Our products are subscribed through contracts primarily with a one-, two- or three-year term, with an average contract term of approximately two years for the quarter ending September 30, 2024. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud subscription on a ratable basis over the contract term. We generally recognize the majority of the revenue from our self-managed subscription-based licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
We use a consumption-based pricing model to provide customers greater flexibility regarding use and consumption of a broad array of our cloud subscription offerings. The consumption-based pricing model is based on Informatica Processing Units (“IPUs”), which is an innovative way to measure the consumption of our cloud-based services, or Master Data Management (“MDM”) records. Under the consumption-based model, customers pre-purchase a maximum number of IPUs to be consumed per month, or MDM records to be managed, over the subscription term.
In the first quarter of 2023, we introduced a variation of the IPU consumption-based pricing model called Flex IPUs. Under this model, customers pre-purchase a number of Flex IPUs to be consumed per year of the subscription term. Additional fees are charged for incremental IPUs consumed above the annual maximum, if the customer’s usage requires it.
We previously generated additional software revenue from the sale of perpetual licenses. However, consistent with our business transformation strategy and focus on subscription revenue, our perpetual license revenue as a percentage of our total revenues represented a de minimis value for both the nine months ended September 30, 2024 and 2023.
Our maintenance revenues consist of recurring maintenance fees related to perpetual licenses mainly sold in prior periods. Our recurring maintenance fees grant our customers access to software updates and support for our perpetual license products. We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products. We recognized $407.5 million and $445.6 million of maintenance and professional services revenues during the nine months ended September 30, 2024 and 2023, respectively.
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
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased IPUs to utilize our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting subscription to our Data Quality and Data Governance families of products.

We also market our cloud subscription to our large installed base of perpetual license maintenance and self-managed subscription license customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain on-premises IT infrastructure to lower-cost cloud architecture. In 2023, we released PowerCenter Cloud Edition to accelerate and automate much of the migration effort associated with modernizing from on-premises PowerCenter to IDMC.
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
Continued Adoption of our Cloud Subscription Offerings.    Our success will largely depend on customers’ continued uptake of our cloud subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to cloud-based services, we believe demand for our platform and cloud subscription offerings will increase. A large majority of our subscription products were architected to be deployed natively in public, private, or hybrid cloud environments. In addition, we assist our customers with migrations of their Informatica self-managed data integration, data quality and MDM installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended September 30, 2024, we have entered into agreements to migrate a total of approximately $63.1 million of maintenance and self-managed ARR. Our future growth will depend in part on our ability to develop new market-leading cloud subscription offerings to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends in part on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 54% of our subscription customers as of September 30, 2024 did not have a prior perpetual license maintenance contract with us. In addition, our ability to attract new customers will depend in part on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We also have a business development team for our go-to-market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Cloud Subscription NRR (as defined below in Key Business Metrics), which was 126% and 124% at the Global Parent Level (as defined below in Key Business Metrics) and 120% and 118% at the End-user Level for the nine months ended September 30, 2024 and 2023, respectively. We increased the average Subscription ARR (as defined below in Key Business Metrics) per subscription customer from September 30, 2023 to September 30, 2024, from $284 thousand to $327 thousand, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as of September 30, 2024 and 2023, we had 264 and 224 customers individually with over $1 million in Subscription ARR each, respectively.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, as of September 30, 2024 and 2023, our subscription renewal rate1 was 89% and 94%, respectively, and our maintenance renewal rate2 was 94% and 95%, respectively. We intend to continue investing in our products and customer success organization to maintain these favorable retention rates.
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

Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including tighter credit conditions and elevated interest rates, shifting foreign exchange rates, and geopolitical pressures, including the war in Ukraine and the conflicts in the Middle East, and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. For example, beginning in the second quarter of 2022, and continuing through 2024, we have experienced an impact from the current macroeconomic environment as prospective and existing customers applied elevated levels of scrutiny to purchasing decisions that adversely impacted the ability to close new
1 We compute the subscription renewal rate by assessing the annual value of subscription contracts that expire or have an anniversary date within the current quarter (denominator) and compare this to the annual renewed value or amount not cancelled for that set of expiring contracts, including price uplifts, if any, realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a subscription contract, we count that amount as removed from the numerator in that period.

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

	September 30,
	2024	2023

	(in thousands, except percentages)
Cloud Subscription Annual Recurring Revenue	$747,811	$549,507
Self-managed Subscription Annual Recurring Revenue	471,030	527,687
Subscription Annual Recurring Revenue	1,218,841	1,077,194
Maintenance Annual Recurring Revenue	462,935	498,697
Total Annual Recurring Revenue	$1,681,776	$1,575,891

Subscription Net Retention Rate (End-user level)	105%	106%
Cloud Subscription Net Retention Rate (End-user level)	120%	118%
Cloud Subscription Net Retention Rate (Global Parent level)	126%	124%
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
Adjusted EBITDA
We define adjusted EBITDA as GAAP net income (loss) as adjusted for income tax benefit (expense), interest income, interest expense, debt refinancing costs, other income (expense) net, stock-based compensation-related charges, including employer payroll tax-related items on employee stock transactions, amortization of intangibles, expenses associated with restructuring efforts, expenses associated with acquisitions, sponsor-related costs and depreciation. Beginning with the quarter ended June 30, 2024, we have included employer payroll tax expense related to equity incentive plans in our adjustments, as the amount is dependent on our stock price and other factors that are beyond our control and does not correlate to the operation of our business. The stock-based compensation related employer tax-related expense for comparative periods were immaterial and are not reflected in the prior period balances. We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
GAAP net income (loss)	$(13,985)	$79,276	$177	$(189,544)
Income tax expense (benefit)	29,391	(70,573)	(15,154)	111,061
Interest income	(14,829)	(10,447)	(42,001)	(27,950)
Interest expense	36,345	39,327	113,775	111,844
Debt refinancing costs	—	—	1,366	—
Other expense (income), net	14,011	(5,519)	5,459	(8,680)
Stock-based compensation-related charges	67,401	56,508	200,078	162,058
Amortization of intangibles	30,792	37,494	96,310	111,896
Restructuring	1,554	407	6,808	28,131
Acquisition-related costs	364	1,584	7,569	1,584
Sponsor-related costs	—	—	773	—
Depreciation	3,745	4,132	9,816	12,540
Adjusted EBITDA	$154,789	$132,189	$384,976	$312,940

Components of Results of Operations
Software Revenues
Subscription Revenues.    Subscription revenues consist of revenues from customers from cloud subscription, self-managed subscription licenses, and self-managed subscription support and other. Revenues from our cloud subscription are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The Company’s cloud subscription include cloud functionalities and, for most products, also a secure agent that is installed in a customer’s environment, either on their third-party cloud infrastructure or on a customer’s premises. The secure agent performs tasks and enables secure communication behind a customer’s firewall with the cloud functionalities. For these products, customers are not able to use either the cloud functionalities or secure agent for their intended purpose on their own without use of the other component. The cloud functionalities and secure agent are accounted for together as a single performance obligation because we have concluded that the cloud functionalities and secure agent are highly interdependent and interrelated based on the significant two-way dependency between the components. The majority of the revenues expected over the term of our self-managed subscription licenses is recognized at a point in time upon transfer of control of the license to the customer. Support and other services sold with self-managed subscription licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, new subscription contracts are typically one to three years in length, with an average contract duration of approximately two years. However, we have experienced and expect to continue to experience a reduction in contract duration for self-managed subscription license renewals, which would reduce the amount of revenue that we recognize upfront on renewal transactions. Our subscription software fees are typically billed annually in advance in equal installments across the term of the contracts for both cloud and self-managed subscriptions.
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
Interest Income (Expense) and Other Income (Expense), Net
Interest income (expense) and other income (expense), net consists primarily of interest expense, interest income earned on our cash, cash equivalents, investments, unrealized foreign exchange gain and loss on monetary assets and liabilities, debt refinancing costs, foreign exchange transaction gains and losses and rental income.
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

Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Subscriptions	$287,934	$261,828	$804,217	$703,339
Perpetual license	—	205	21	1,024
Software revenue	287,934	262,033	804,238	704,363
Maintenance and professional services	134,547	146,530	407,475	445,619
Total revenues	422,481	408,563	1,211,713	1,149,982
Cost of revenues:
Subscriptions	48,768	39,133	142,973	113,443
Perpetual license	—	162	5	555
Software costs	48,768	39,295	142,978	113,998
Maintenance and professional services	31,894	41,533	100,273	128,556
Amortization of acquired technology	947	3,013	3,008	8,776
Total cost of revenues	81,609	83,841	246,259	251,330
Gross profit	340,872	324,722	965,454	898,652
Operating expenses:
Research and development	80,316	85,862	239,204	255,608
Sales and marketing	133,517	129,997	418,403	393,035
General and administrative	44,707	41,911	144,115	122,027
Amortization of intangible assets	29,845	34,481	93,302	103,120
Restructuring	1,554	407	6,808	28,131
Total operating expenses	289,939	292,658	901,832	901,921
Income (loss) from operations	50,933	32,064	63,622	(3,269)
Interest income	14,829	10,447	42,001	27,950
Interest expense	(36,345)	(39,327)	(113,775)	(111,844)
Other (expense) income, net	(14,011)	5,519	(6,825)	8,680
Income (loss) before income taxes	15,406	8,703	(14,977)	(78,483)
Income tax expense (benefit)	29,391	(70,573)	(15,154)	111,061
Net (loss) income	$(13,985)	$79,276	$177	$(189,544)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Subscriptions	68%	64%	66%	61%
Perpetual license	—	—	—	—
Software revenue	68	64	66	61
Maintenance and professional services	32	36	34	39
Total revenues	100	100	100	100
Cost of revenues:
Subscriptions	12	10	12	10
Perpetual license	—	—	—	—
Software costs	12	10	12	10
Maintenance and professional services	7	10	8	11
Amortization of acquired technology	—	1	—	1
Total cost of revenues	19	21	20	22
Gross profit	81	79	80	78
Operating expenses:
Research and development	19	21	20	22
Sales and marketing	32	32	35	34
General and administrative	11	10	12	11
Amortization of intangible assets	7	8	8	9
Restructuring	—	—	1	2
Total operating expenses	69	71	76	78
Income (loss) from operations	12	8	4	—
Interest income	4	3	4	2
Interest expense	(9)	(10)	(9)	(9)
Other (expense) income, net	(3)	1	(1)	1
Income (loss) before income taxes	4	2	(2)	(6)
Income tax expense (benefit)	7	(17)	(2)	10
Net (loss) income	(3)	19	—	(16)
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Cloud subscription	$175,809	$128,581	37%	$488,669	$359,604	36%
Self-managed subscription license	65,498	81,705	(20)%	171,422	189,132	(9)%
Self-managed subscription support and other	46,627	51,542	(10)%	144,126	154,603	(7)%
Subscriptions	$287,934	$261,828	10%	$804,217	$703,339	14%
Perpetual license	—	205	(100)%	21	1,024	(98)%
Total software revenues	287,934	262,033	10%	804,238	704,363	14%
Maintenance	115,309	124,267	(7)%	349,469	374,493	(7)%
Professional services	19,238	22,263	(14)%	58,006	71,126	(18)%
Total maintenance and professional services revenues	134,547	146,530	(8)%	407,475	445,619	(9)%
Total revenues	$422,481	$408,563	3%	$1,211,713	$1,149,982	5%

Total revenues increased by 3% to $422.5 million during the three months ended September 30, 2024 compared to $408.6 million for the three months ended September 30, 2023, primarily due to a 37% increase in cloud subscription revenues, which represents 42% of total revenues for the three months ended September 30, 2024.
Total revenues increased by 5% to $1,211.7 million during the nine months ended September 30, 2024 compared to $1,150.0 million for the nine months ended September 30, 2023, primarily due to a 36% increase in cloud subscription revenues, which represents 40% of total revenues for the nine months ended September 30, 2024.
Software Revenues
Our subscription revenues increased to $287.9 million (or 68% of total revenues) for the three months ended September 30, 2024 compared to $261.8 million (or 64% of total revenues) for the three months ended September 30, 2023. The increase of $26.1 million (or 10%) in subscription revenues for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to an increase in our cloud subscription revenues.
Our subscription revenues increased to $804.2 million (or 66% of total revenues) for the nine months ended September 30, 2024 compared to $703.3 million (or 61% of total revenues) for the nine months ended September 30, 2023. The increase of $100.9 million (or 14%) in subscription revenues for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to an increase in our cloud subscription revenues.
Our cloud subscription revenues increased to $175.8 million (or 42% of total revenues) for the three months ended September 30, 2024 from $128.6 million (or 31% of total revenues) for the three months ended September 30, 2023. The increase in cloud services revenues of $47.2 million (or 37%) for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to an increase in our cloud subscription customers and continued expansion within existing cloud customers.
Our cloud subscription revenues increased to $488.7 million (or 40% of total revenues) for the nine months ended September 30, 2024 from $359.6 million (or 31% of total revenues) for the nine months ended September 30, 2023. The increase in cloud services revenues of $129.1 million (or 36%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to an increase in our cloud subscription customers and continued expansion within existing cloud customers.
Our self-managed subscription license revenues decreased to $65.5 million (or 16% of total revenues) for the three months ended September 30, 2024 from $81.7 million (or 20% of total revenues) for the three months ended September 30, 2023. The decrease in self-managed subscription license revenues of $16.2 million (or 20%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.
Our self-managed subscription license revenues decreased to $171.4 million (or 14% of total revenues) for the nine months ended September 30, 2024 from $189.1 million (or 16% of total revenues) for the nine months ended September 30, 2023. The decrease in self-managed subscription license revenues of $17.7 million (or 9%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.
Our self-managed subscription support and other revenues decreased to $46.6 million (or 11% of total revenues) for the three months ended September 30, 2024 from $51.5 million (or 13% of total revenues) for the three months ended September 30, 2023. The decrease in self-managed subscription support and other revenues of $4.9 million (or 10%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.
Our self-managed subscription support and other revenues decreased to $144.1 million (or 12% of total revenues) for the nine months ended September 30, 2024 from $154.6 million (or 13% of total revenues) for the nine months ended September 30, 2023. The decrease in self-managed subscription license revenues of $10.5 million (or 7%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.

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
Maintenance and Professional Services Revenues
Maintenance revenues decreased to $115.3 million (or 27% of total revenues) for the three months ended September 30, 2024 from $124.3 million (or 30% of total revenues) for the three months ended September 30, 2023. The decrease of $9.0 million (or 7%) for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to non-renewals of legacy maintenance contracts for on-premise licenses, including migrations from perpetual licenses to our subscription offerings, partially offset by price uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of sales of perpetual licenses, continued migrations from perpetual licenses to our subscription offerings and customers not renewing due to no longer having a use case.
Maintenance revenues decreased to $349.5 million (or 29% of total revenues) for the nine months ended September 30, 2024 from $374.5 million (or 33% of total revenues) for the nine months ended September 30, 2023. The decrease of $25.0 million (or 7%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to non-renewals of legacy maintenance contracts for on-premise licenses, including migrations from perpetual licenses to our subscription offerings, partially offset by price uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of sales of perpetual licenses, continued migrations from perpetual licenses to our subscription offerings and customers not renewing due to no longer having a use case.
Professional services revenues decreased to $19.2 million (or 5% of total revenues) for the three months ended September 30, 2024 compared to $22.3 million (or 5% of total revenues) for the three months ended September 30, 2023. The decrease of $3.1 million (or 14%) in professional services revenues for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to our strategic shift to have third party providers perform an increasing share of our customers’ implementation work.
Professional services revenues decreased to $58.0 million (or 5% of total revenues) for the nine months ended September 30, 2024 compared to $71.1 million (or 6% of total revenues) for the nine months ended September 30, 2023. The decrease of $13.1 million (or 18%) in professional services revenues for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to our strategic shift to have third party providers perform an increasing share of our customers’ implementation work.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Cost of software revenues	$48,768	$39,295	24%	$142,978	$113,998	25%
Cost of maintenance and professional services revenues	31,894	41,533	(23)%	100,273	128,556	(22)%
Amortization of acquired technology	947	3,013	(69)%	3,008	8,776	(66)%
Total cost of revenues	$81,609	$83,841	(3)%	$246,259	$251,330	(2)%
Cost of software revenues, as a percentage of software revenues	17%	15%		18%	16%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	24%	28%		25%	29%
Cost of Software Revenues
Cost of software revenues increased to $48.8 million (or 17% of software revenues) for the three months ended September 30, 2024 compared to $39.3 million (or 15% of software revenues) for the three months ended September 30, 2023. The increase of $9.5 million (or 24%) for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a $4.5 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $3.1 million increase in salaries and other personnel-related expenses, a $1.9 million increase in software and other costs, a $1.4 million increase in Shared Costs, and a $1.1 million increase in stock-based compensation, partially offset by a $2.5 million decrease in royalty costs.
Cost of software revenues increased to $143.0 million (or 18% of software revenues) for the nine months ended September 30, 2024 compared to $114.0 million (or 16% of software revenues) for the nine months ended September 30, 2023. The increase of $29.0 million (or 25%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to an $11.0 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $7.3 million increase in salaries and other personnel-related expenses, a $4.7 million increase in Shared Costs, a $4.6 million increase in stock-based compensation, and a $3.7 million increase in software and other costs, partially offset by a $2.3 million decrease in royalty costs.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues decreased to $31.9 million (or 24% of maintenance and professional services revenues) during the three months ended September 30, 2024 compared to $41.5 million (or 28% of maintenance and professional services revenues) during the three months ended September 30, 2023. The decrease of $9.6 million (or 23%) in cost of maintenance and professional services revenues during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to $5.9 million decrease in salaries and other personnel-related expenses primarily from a decrease in headcount, a $1.2 million decrease in outside services costs, a $1.0 million decrease in Shared Costs, a $0.9 million decrease in stock-based compensation, and a $0.6 million decrease in software and other costs.
Cost of maintenance and professional services revenues decreased to $100.3 million (or 25% of maintenance and professional services revenues) during the nine months ended September 30, 2024 compared to $128.6 million (or 29% of maintenance and professional services revenues) during the nine months ended September 30, 2023. The decrease of $28.3 million (or 22%) in cost of maintenance and professional services revenues during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a $14.5 million decrease in salaries and other personnel-related expenses primarily from a decrease in headcount, a $5.5 million decrease in outside services costs, a $3.9 million decrease in Shared Costs, a $3.3 million decrease in stock-based compensation, and a $1.1 million decrease in software and other costs.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $0.9 million (or 0% of total revenues) for the three months ended September 30, 2024 from $3.0 million (or 1% of total revenues) for the three months ended September 30, 2023.
The decrease of $2.1 million (or 69%) in amortization of acquired technology for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a decrease in the amortization of acquired technology largely associated with the 2015 Privatization Transaction, as some components of the technology became fully amortized.
Amortization of acquired technology decreased to $3.0 million (or 0% of total revenues) for the nine months ended September 30, 2024 from $8.8 million (or 1% of total revenues) for the nine months ended September 30, 2023.
The decrease of $5.8 million (or 66%) in amortization of acquired technology for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a decrease in the amortization of acquired technology largely associated with the 2015 Privatization Transaction, as some components of the technology became fully amortized.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Research and development	$80,316	$85,862	(6)%	$239,204	$255,608	(6)%
Research and development expenses decreased to $80.3 million (or 19% of total revenues) for the three months ended September 30, 2024 compared to $85.9 million (or 21% of total revenues) for the three months ended September 30, 2023. The decrease of $5.6 million (or 6%) in research and development expenses during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a $4.7 million decrease in salaries and other personnel-related expenses primarily from a decrease in headcount, a $1.2 million decrease in Shared Costs, a $0.9 million decrease in outside services, and a $0.5 million decrease in software and other costs, partially offset by a $1.7 million increase in stock-based compensation.
Research and development expenses decreased to $239.2 million (or 20% of total revenues) for the nine months ended September 30, 2024 compared to $255.6 million (or 22% of total revenues) for the nine months ended September 30, 2023. The decrease of $16.4 million (or 6%) in research and development expenses during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a $15.7 million decrease in salaries and other personnel-related expenses primarily from a decrease in headcount, a $3.5 million decrease in Shared Costs, and a $3.1 million decrease in outside services, partially offset by a $5.9 million increase in stock-based compensation.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Sales and marketing	$133,517	$129,997	3%	$418,403	$393,035	6%
Sales and marketing expenses increased to $133.5 million (or 32% of total revenues) during the three months ended September 30, 2024 compared to $130.0 million (or 32% of total revenues) during the three months ended September 30, 2023. The increase of $3.5 million (or 3%) in sales and marketing expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a $4.4 million increase in stock-based compensation, a $0.9 million increase in software and equipment expense, and a $0.2 million increase in travel and other costs, partially offset by a $1.1 million decrease in salaries and other personnel-related expenses, and a $0.9 million decrease in marketing expenses.
Sales and marketing expenses increased to $418.4 million (or 35% of total revenues) during the nine months ended September 30, 2024 compared to $393.0 million (or 34% of total revenues) during the nine months ended September 30, 2023. The increase of $25.4 million (or 6%) in sales and marketing expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a $14.8 million increase in stock-based compensation, a $4.8 million increase in salaries and other personnel-related expenses, a $4.0 million increase in marketing expenses, and a $1.8 million increase in travel expenses.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
General and administrative	$44,707	$41,911	7%	$144,115	$122,027	18%

General and administrative expenses increased to $44.7 million (or 11% of total revenues) during the three months ended September 30, 2024 compared to $41.9 million (or 10% of total revenues) during the three months ended September 30, 2023. The increase of $2.8 million (or 7%) in general and administrative expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a $3.2 million increase in stock-based compensation, and a $0.8 million increase in Shared Costs and other expenses, partially offset by a $1.2 million decrease in outside services and other costs.
General and administrative expenses increased to $144.1 million (or 12% of total revenues) during the nine months ended September 30, 2024 compared to $122.0 million (or 11% of total revenues) during the nine months ended September 30, 2023. The increase of $22.1 million (or 18%) in general and administrative expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a $11.5 million increase in stock-based compensation, a $8.6 million increase in outside services, a $1.4 million increase in Shared Costs, and a $1.5 million increase in salaries and other personnel-related expenses, partially offset by a $0.9 million decrease in administrative expenses and other costs.

Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets and restructuring charges (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Amortization of intangible assets	$29,845	$34,481	(13)%	$93,302	$103,120	(10)%
Restructuring	1,554	407	282%	6,808	28,131	(76)%
Amortization of intangible assets decreased to $29.8 million (or 7% of revenues) during the three months ended September 30, 2024 compared to $34.5 million (or 8% of revenues) during the three months ended September 30, 2023. The decrease of $4.7 million (or 13%) in amortization of intangible assets for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets became fully amortized.
Amortization of intangible assets decreased to $93.3 million (or 8% of revenues) during the nine months ended September 30, 2024 compared to $103.1 million (or 9% of revenues) during the nine months ended September 30, 2023. The decrease of $9.8 million (or 10%) in amortization of intangible assets for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets became fully amortized.
Restructuring costs increased by $1.2 million (or 282%) to $1.6 million (or 1% of revenues) during the three months ended September 30, 2024 compared to $0.4 million during the three months ended September 30, 2023. Refer to Note 9. Restructuring in the Notes to the Condensed Consolidated Financial Statements for details.
Restructuring costs decreased by $21.3 million (or 76%) to $6.8 million (or 1% of revenues) during the nine months ended September 30, 2024 compared to $28.1 million during the nine months ended September 30, 2023. The majority of charges for the January Plan were incurred in the first quarter of 2023 and the majority of charges for the November plan were incurred in the fourth quarter of 2023. Refer to Note 9. Restructuring in the Notes to the Condensed Consolidated Financial Statements for details.
Interest Income (Expense) and Other Income, Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Interest income	$14,829	$10,447	42%	$42,001	$27,950	50%
Interest expense	(36,345)	(39,327)	(8)%	(113,775)	(111,844)	2%
Other (expense) income, net	(14,011)	5,519	(354)%	(6,825)	8,680	(179)%
Interest and other expense, net	$(35,527)	$(23,361)	52%	$(78,599)	$(75,214)	5%
The change in interest and other expense, net, of $12.1 million (or 52%) for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to a $19.5 million increase in other expenses primarily due to unrealized foreign exchange losses. These increases were partially offset by a $4.4 million increase in interest income due to higher rates of interest we received on our higher cash, cash equivalents and investments and $3.0 million decrease in interest expense.
The change in interest and other expense, net, of $3.4 million (or 5%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to a $15.5 million increase in other expenses primarily due to unrealized foreign exchange losses, and a $1.9 million increase in interest expense. These increases were partially offset by a $14.0 million increase in interest income from higher interest we received on our higher cash, cash equivalents and investments.
Income Tax (Benefit) Expense
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Income tax expense (benefit)	$29,391	$(70,573)	(142)%	$(15,154)	$111,061	(114)%
Effective tax rate	191%	(811)%		101%	(142)%

The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pretax loss from recurring operations and adjusting for discrete tax items arising in that quarter. Our income tax expense was $29.4 million and income tax benefit was $70.6 million for the three months ended September 30, 2024 and 2023, respectively. Our income tax benefit was $15.2 million and income tax expense was $111.1 million for the nine months ended September 30, 2024 and 2023, respectively. The change in tax expense (benefit) recorded in the current period compared to the tax expense (benefit) recorded in the prior year comparable period was primarily due to the Company’s projected full-year pretax income and its recorded pretax income for the three months period and pretax loss for the nine months period ended September 30, 2024.
We expect significant volatility of our effective tax rate to continue, and our income tax benefit to reverse to an income tax provision as our cumulative pretax loss from recurring operations is expected to reverse.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance as of September 30, 2024, the Company considered all available evidence both positive and negative, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the nine months ended September 30, 2024, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for partial U.S. Federal and State deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of September 30, 2024 and December 31, 2023, respectively, we had $1,240.1 million and $992.3 million in available cash, cash equivalents, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, short-term investments, cash flows generated by operations and the Revolving Facility (defined below) will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
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
Approximately one third of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$262,992	$165,305
Net cash used in investing activities	(43,960)	(52,951)
Net cash (used in) / provided by financing activities	(25,871)	7,593
Operating Activities:    Cash provided by operating activities for the nine months ended September 30, 2024 was $263.0 million. Our net loss for the nine months ended September 30, 2024 was $0.2 million, adjusted for non-cash charges, primarily consisting of $195.6 million of stock-based compensation expense, $105.0 million of depreciation and amortization, $10.9 million of non-cash operating lease cost, $1.4 million of debt refinancing costs and $0.2 million of deferred income taxes. Additional fluctuations of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $123.8 million decrease in contract liabilities, a $95.4 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations, and a $57.9 million decrease in income tax payable due to the timing of tax payments. This was partially offset mainly by a $218.6 million decrease in accounts receivables due to the timing of collections and a $8.5 million decrease in prepaid expenses and assets associated with the growth in our operations.
Cash provided by operating activities for the nine months ended September 30, 2023 was $165.3 million. Our net loss for the nine months ended September 30, 2023 was $189.5 million, adjusted for non-cash charges of $303.4 million and a net cash inflow of $51.4 million provided by changes in our operating assets and liabilities.
Investing Activities:    Net cash used in investing activities for the nine months ended September 30, 2024 was $44.0 million primarily due to a cash outflow of $394.0 million in purchases of investments and $2.3 million for purchases of property and equipment; partially offset by a cash inflow consisting of $350.4 million in maturities of investments and $1.9 million in other.
Net cash used in investing activities for the nine months ended September 30, 2023 was $53.0 million primarily due to a cash outflow in purchases of investments, business acquisitions and other, and purchases of property and equipment partially offset by a cash inflow consisting of sales and maturities of investments.

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
Financing Activities:    Net cash used in financing activities for the nine months ended September 30, 2024 was $25.9 million primarily due to $98.8 million payments for taxes related to net share settlement of restricted stock units and $16.0 million payment of debt and $1.4 million payment of debt refinancing costs. These cash outflows were partially offset by $63.1 million in proceeds from the issuance of shares upon exercise of stock options, $25.2 million of proceeds from issuance of common stock under the ESPP, and $2.0 million of proceeds from issuance of debt.
Net cash provided by financing activities for the nine months ended September 30, 2023 was $7.6 million driven by proceeds from the issuance of common stock under the ESPP and issuance of shares upon exercise of stock options. These cash inflows were partially offset by payments for taxes related to net share settlement of restricted stock units and payment of debt.
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
The Credit Agreement contains certain customary affirmative and negative covenants. As of September 30, 2024, we were in compliance with all such covenants.
Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the nine months ended September 30, 2024 from the contractual and lease obligations disclosed in our Annual Report on Form 10-K.
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
As of September 30, 2024, we had long-term debt outstanding with a carrying value of $1.81 billion. A hypothetical change in interest rate of 0.25% will increase or decrease interest expense by approximately $4.6 million a year. See Note 7. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.
On June 11, 2024, we refinanced the Amendment with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. The Amendment reduced the applicable margin from 2.75% to 2.25% and eliminated the previous credit spread adjustment, effective June 11, 2024. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. We currently have cash flow hedges for our Indian Rupee expense exposure that we hedge on a rolling twelve-month basis. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% increase in the value of all applicable foreign currencies relative to the U.S. dollar would have had approximately a $17.8 million positive impact to operating income for the nine months ended September 30, 2024.
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
As of September 30, 2024, our open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other (expense) income, net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $100.9 million worth of Indian rupees using exchange rates as of September 30, 2024.

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
•Our business and revenue have been adversely affected and could in the future be adversely affected by macroeconomic factors in the global economy, including those related to tighter credit conditions and elevated interest rates, shifting foreign exchange rates, and geopolitical disruptions.
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
Our business and revenue have been adversely affected and could in the future be adversely affected by global macroeconomic factors, including those related to tighter credit conditions and elevated interest rates, shifting foreign exchange rates, and geopolitical disruptions.
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to tighter credit conditions and elevated interest rates, shifting foreign exchange rates, and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. Our revenues are subject to increased foreign currency exchange volatility, resulting in a negative impact of approximately $1.1 million from foreign currency exchange rates for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments or cancellations from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, starting in 2022, we experienced increased customer scrutiny and ROI thresholds on investments, resulting in the lengthening of many sales cycles and a decrease in pipeline conversion rates. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
The full extent of the impact of current macroeconomic factors, including those related to tighter credit conditions and elevated interest rates, foreign exchange rates, and geopolitical disruptions, on our operational and financial performance remains uncertain and will depend on many factors outside of our control. Due to our subscription-based business model, the effects of any such factors may not be fully reflected in our results of operations until future periods. To the extent these factors adversely affect our business, results of operations, and financial condition, this may also have the effect of heightening many of the other risks described in this section.
A security breach or incident may compromise the integrity of our products, create service outages for our hosted products, or allow unauthorized access to our network or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to implement cybersecurity risk management processes that maintain the security and integrity of our product source code and the computer systems that are used to develop and host our products. However, the threats to computer systems, networks and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” ransomware attacks, malicious code (such as viruses and worms), employee error, theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network and service providers' systems, and the information they store and process. These risks and threats are heightened by the fact that many of our employees and service providers work remotely. Like all cloud service providers and organizations, our cloud software and enterprise networks could be affected by incidents caused by cybersecurity attacks and other sources of security breaches. The impact of such an incident could disrupt the proper functioning of our products, create a service outage for our cloud services, cause errors in the output of our customers’ work, allow unauthorized access to, or use, disclosure, loss, acquisition, modification, unavailability, destruction or other processing of, sensitive, proprietary or confidential information of ours or our customers, and cause other destructive outcomes.
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

Techniques used to sabotage or obtain unauthorized access to computers systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. Attackers continuously evolve their methods of attack, including by utilizing AI for adversarial purposes. Geopolitical tensions and conflicts may also increase these risks. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Further, we cannot assure that any limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms, if at all, or will be available in sufficient amounts, if at all, to cover claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
We have experienced strong subscription revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.
We have experienced strong subscription revenue growth in recent periods. We recognized subscription revenues of $804.2 million and $703.3 million, representing approximately 100% of total software revenue during each of the nine months ended September 30, 2024 and 2023, respectively. The year-over-year growth rates for subscription revenue were 14.3% and 13.7% during the nine months ended September 30, 2024 and 2023, respectively, on the basis of year-over-year additions of $100.9 million and $84.5 million in subscription revenue for those same periods. As we increase our total subscription revenue in any given period, it requires higher year-over-year increases in the absolute value of new subscription revenue to maintain the same percentage growth rate. As a result, our current subscription revenue growth rates have declined in the past and may decline in future periods, may not be indicative of our future subscription revenue growth rates, may be adversely impacted by foreign exchange rates, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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
Furthermore, during the nine months ended September 30, 2024, we had $349.5 million of maintenance revenue, which was 29% of our total revenue of $1,211.7 million. During the nine months ended September 30, 2023, we had $374.5 million of maintenance revenue, which was 33% of our total revenue of $1,150.0 million. Achieving a high renewal rate on our maintenance contracts is critical to our business. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then-current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud subscription offerings, customers’ lack of satisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies and a mismatch in the pricing of our products and competing offerings.
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
We have continued to build on our cloud-focused strategy with the development of IDMC. As a result, we are deriving an increasing portion of our revenues over time from our subscription-based offerings. For example, we are investing in our go-to-market strategies and customer success organization for our cloud subscription offerings and self-managed subscription products. These go-to-market strategies and efforts differ from those we have used for self-managed software products and may be temporarily disruptive and result in reduced sales productivity in addition to increased costs. The market for subscription-based offerings is not as mature as the market for perpetual license products and it may not develop as anticipated. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including concerns regarding the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, self-managed software solutions, and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription-based offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription-based offerings. Also, we expect demand for our subscription-based offerings to unfavorably impact demand for certain of our other products and services, such as support services on perpetually licensed products. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. Additionally, our future success depends in part on the growth of the market for cloud data management solutions and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data management solutions and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all. We may incur costs at a higher than expected rate as our subscription business continues to expand, adversely affecting our financial performance. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings, which will have an adverse impact on our margins. As we continue to focus increasingly on cloud-only solutions, we have devoted, and expect to continue to devote, fewer resources to our self-managed offerings, which may cause customers who are only interested in self-managed solutions to not renew their subscription for those self-managed solutions. If we are unable to successfully establish our subscription offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively affected.
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally under perpetual and self-managed subscription licenses, to our new cloud-based data integration offerings. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 6.8% of that installed base maintenance and self-managed on-premise revenue to our cloud solution. These migration projects can be time consuming and may require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects. Legal and regulatory changes in jurisdictions in which we do business, including regulations relating to artificial intelligence and machine learning or to localization and transfer of personal and other regulated types of data, and changes in the manner in which those laws and regulations are interpreted and enforced, could deter or reduce customer demand.
Changes in laws and regulations relating to artificial intelligence and machine learning, data privacy, data protection, and security, and changes in how courts and supervisory authorities interpret and enforce those laws and regulations, may have the effect of deterring customers in some jurisdictions from commencing, continuing, or expanding use of our products and services. In particular, laws and regulations relating to the localization of categories of information in the jurisdiction of origin or to restrictions on transfer of categories of information out of the jurisdiction may reduce demand for our provision of cloud, professional and support services and/or inhibit our ability to offer those services efficiently and effectively with the features customers desire. This risk is heightened as more customers use cloud services in lieu of self-managed software. Even where we host cloud services in a customer’s jurisdiction, regulators concerned about the possibility of surveillance and intelligence gathering by foreign government entities may encourage those customers to seek alternative services of locally owned and controlled providers where available. Laws and regulations related to artificial intelligence and machine learning may limit the use cases for which customers leverage our cloud services, particularly in sectors where artificial intelligence models or systems may be deemed high risk or otherwise heavily monitored or restricted. Additionally, increased complexity in compliance may increase our operating costs. If we are unable to retain existing customers and attract new customers as the legal and regulatory landscape continues to change, or if we fail to adapt to these changes, our results of operations may suffer. See risks related to privacy, data protection and information security regulation under “Risks Related to Regulation” below.
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
Our success depends upon our ability to enhance existing products, to respond to changing customer requirements, and to develop and introduce new products in a timely manner that keep pace with technological and competitive developments, including those that may incorporate artificial intelligence and machine learning (“AI/ML”), and emerging industry standards we may be subject to, new, or heightened legal, ethical, and other challenges. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of subscriptions to our products and purchase those of our competitors instead. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $239.2 million and $255.6 million of research and development expense during the nine months ended September 30, 2024 and 2023, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. For example, while the use of AI/ML are leading to advancements in technology, if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and we are investing in our go-to-market strategies for our newer products.
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
Our quarterly and annual operating results, particularly the upfront portion of revenue from new sales of our self-managed subscription license and existing contract renewals, have fluctuated in the past and may do so in the future. Our self-managed products, predominantly sold under a subscription-based license, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. In the past, we have experienced, and may in the future experience, a reduction in contract duration for self-managed subscription license renewals, which reduces the amount of revenue that we recognize upfront on these transactions. We may also experience a reduction in contract duration for net new self-managed subscription licenses, which would reduce the amount of revenue that we recognize upfront on these transactions. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic and geopolitical uncertainty may also cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. We generally recognize a substantial portion of our self-managed product license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter.
Moreover, the expansion of our product portfolio through the introduction of new products and programs, and the transition to cloud and consumption-based pricing, has increased the complexity of our transactions and this may increased the length of our sales cycles and reduced the predictability of the timing and the amount of future sales.
Due to the difficulty we experience in predicting our quarterly self-managed subscription and license revenues, we believe that period-to-period comparisons of our operating results are not necessarily a good indication of our future performance.
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
We recognized $418.4 million and $393.0 million of sales and marketing expense during the nine months ended September 30, 2024 and 2023, respectively. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience unexpected turnover in sales personnel, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase subscriptions to our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty, inflationary pressures, volatility and uncertainty in the financial services sector, geopolitical disruptions, and other challenging global economic conditions, have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the size of transactions, and length of our sales cycle. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data management initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. In addition, the purchase of subscriptions to our products may be delayed, or our sales cycle may become more complex, due to our customers’ concerns about migrating pre-existing perpetual license-based products to our cloud offerings, potential conflicts in our sales channels and sales processes as we increasingly sell our subscription-based cloud offerings to accounts that have pre-existing on premise perpetual license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase subscriptions to our products typically ranges from three to twelve months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of subscriptions to our products, including:
•changes in our customers’ budgetary constraints and internal risk acceptance and review procedures;
•the timing of our customers’ budget cycles;
•the seasonality of technology purchases, which historically has resulted in stronger sales of our products in the fourth quarter of the year, especially when compared to lighter sales in the first quarter of the year;
•our customers’ analyses of new or retired products, programs and features introduced during the sales cycle;
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
Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. In prior years, fluctuations in foreign currency exchange rates have negatively affected, and in the future could negatively affect, our revenues. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar negatively impacted reported revenue by approximately $1.1 million in the nine months ended September 30, 2024. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the nine months ended September 30, 2024 using the comparable period’s exchange rates from the prior year.
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
Our Informatica Partner Program agreements with our strategic partners typically have a duration of 24 months, and generally may be terminated for any reason by either party with advance notice prior to each renewal date. It should be noted that in some jurisdictions, even with a right to termination for convenience, partners may be entitled to compensation upon termination, depending on local law, their level of investment and the notice period given. There can be no assurance that we will retain these strategic partners or that we will be able to secure additional or replacement strategic partners. The loss of one or more of our significant strategic partners or a decline in the number or size of orders from any of them could harm our ability to close transactions, which would reduce our revenues and results of operations. In addition, many of our new strategic partners require extensive training and may take several months or more to achieve productivity. Our strategic partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our strategic partners misrepresents the functionality of our offerings, violates laws or does not comply with our policies or their own policies. If our strategic partners are unsuccessful in fulfilling the orders for our offerings, or if we are unable to enter into arrangements with and retain high quality strategic partners, our ability to sell our offerings and results of operations could be harmed.
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
Prior to the third quarter of 2023, we have incurred net losses since we were taken private in a 2015 transaction led by Permira and CPP Investments (each a "Sponsor" and together "our Sponsors") as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $93.4 million and $109.5 million during the nine months ended September 30, 2024 and 2023, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $113.8 million and $111.8 million during the nine months ended September 30, 2024 and 2023, respectively. As a result, we incurred net income of $0.2 million and net loss of $189.5 million during the nine months ended September 30, 2024 and 2023, respectively, and had an accumulated deficit of $1,308.3 million as of September 30, 2024. In addition, while we expect that our operating expenses will decrease year over year as percentages of total revenues in fiscal year 2024 due to the restructuring we announced in November of 2023, we anticipate that our operating expenses generally will increase in the long term as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, increases in interest rates have impacted and will continue to impact profitability as our Credit Facilities (as defined below) have variable interest rates which are no longer being offset by the interest rate swaps that we previously entered into and matured on December 31, 2022.
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
Internationally, virtually every jurisdiction in which we operate has established its own privacy, data protection and security legal frameworks with which we or our customers must comply. For example, the EU's GDPR and UK's Data Protection Act impose numerous obligations relating to the processing of personal data including, with respect to transfers of personal data to other countries that have not been found to provide adequate protection to such personal data. These regimes provide for significant penalties and other consequences for noncompliance. Similarly, in the United States, various state and federal laws, regulations and standards govern privacy, data protection and security. For example, in California, the CCPA, as modified by the CPRA, requires covered companies to, among other things, provide disclosures to California consumers, and afford such consumers privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. Numerous other states have proposed, and in certain cases enacted, similar legislation. Further, we may be required to publicly post policies and other documentation regarding our privacy, data protection, or security practices, including with respect to our use, disclosure and other processing of personal information. We also may be subject to, or be alleged to be subject to, various standards and contractual and other obligations relating to privacy, data protection, or security, such as the Payment Card Industry Data Security Standard.
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
We use machine learning and AI technologies in our offerings and business, including in solutions complementing our CLAIRE-powered IDMC platform, and we are making investments in expanding our AI capabilities in our products and offerings, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as evolving legal and regulatory landscapes. Laws and regulations applicable to AI continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the European Union's Artificial Intelligence Act, in force as of August 1, 2024, provides for certain obligations, restrictions upon, additional requirements, and in some cases prohibitions of, the use of certain AI applications and systems. The use of AI technologies in new or existing products or offerings may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects.
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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 33% and 32% of our revenue from outside our North American region during the nine months ended September 30, 2024 and 2023, respectively. Our international operations are subject to numerous risks, including:
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. In prior years, fluctuations from foreign currency exchange rates have negatively affected, and in the future could negatively affect, our revenues. Changes in foreign currency exchange rates driven by the general strengthening of the U.S. dollar negatively impacted reported revenue by approximately $1.1 million in the nine months ended September 30, 2024. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the nine months ended September 30, 2024 using the comparable period’s exchange rates from the prior year. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and net income. In particular, any unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,500 employees as of September 30, 2024.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% of our revenue for each of the past three fiscal years as well as for the nine months ended September 30, 2024, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact existing or future U.S. public sector transactions. For example, a shutdown of the U.S. federal government could delay public sector transactions and contracting by government entities. Certain states within the U.S., including California, are experiencing similar budgetary issues, which could impact current or future transactions with those states. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect existing contracts and future sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term.
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
Most of our sales to government entities have been made indirectly through third-party distributors or resellers that sell our products. Government entities may have contractual or other legal rights to terminate contracts with our providers for convenience, for non-appropriation of funds or due to a default, and any such termination may adversely impact our future results of operations. For example, if the provider receives a significant portion of its revenue from sales to such governmental entity, the financial health of the provider could be substantially harmed which could negatively affect our future sales to such provider. Governments routinely audit and investigate government contractors, and we or our third-party distributors and resellers have been in the past and may in the future be subject to such audits and investigations. If an audit or investigation uncovers improper or illegal activities, including any misuse of confidential or classified information by our employees, we or our distributors or resellers may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with such government entity, or enter into a settlement in lieu of the foregoing, which may not be on favorable terms to us. There can be no assurance that we will retain these distributors or resellers, or that we will be able to secure additional or replacement partners. If we are unable to transact through certain distributors or resellers, our revenues and results of operations could be harmed. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us or our employees or should our products not perform as contemplated in government deployments.
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
As is common in the software industry, we have received, and may from time to time in the future receive, notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. For example, in the past four years, Informatica has been the subject of one patent suit, which was resolved in less than three months for an immaterial amount.
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
We have a significant amount of indebtedness. As of September 30, 2024, our total outstanding indebtedness was approximately $1.83 billion. Subject to the limits contained in the credit agreement that governs our credit facilities (the “Credit Facilities”) and our other debt instruments, we may need to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our level of debt could have important consequences to the holders of our common stock, including the following:
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the nine months ended September 30, 2024, our cash flows dedicated for debt service requirements totaled $127.9 million, which includes principal payments of $16.0 million and interest payments of $111.9 million. For the nine months ended September 30, 2024, our net cash provided by operating activities was $263.0 million, which includes interest paid of $111.9 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $374.9 million. For the nine months ended September 30, 2024, approximately 34% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
We and our subsidiaries may need to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of September 30, 2024, our Revolving Facility would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.4 million utilized under the Revolving Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of September 30, 2024, approximately 71% of our outstanding Class A and Class B-1 common stock is owned by entities affiliated with our Sponsors, including approximately 33.4 million Class A shares owned by Ithaca L.P., a limited partnership affiliated with Permira (“Ithaca”).
The Sponsors and their affiliates may from time to time seek to sell or otherwise dispose of some or all of their shares, including by selling shares in underwritten offerings, block trades or open market transactions, or by distributing shares to their equity holders or otherwise. For example, under our amended and restated registration rights agreement, the Sponsors and their affiliates can require us to register shares owned by them for public sale in the United States. In addition, certain Sponsor-affiliated entities, including Ithaca, have the right to distribute some or all of their Class A shares to their limited partners. If any of these entities were to register or distribute their shares, such shares would be available for resale in the public market, either immediately or at a later date. For example, in November 2023, Ithaca distributed approximately 8.6 million shares of Class A common stock to four of its limited partners, and in June 2024 distributed approximately 18 million shares of Class A common stock to one of its limited partners, all of which were available for immediate resale in the public market. Permira has indicated that Ithaca intends to distribute approximately 9.3 million shares held by Ithaca to certain of its limited partners in November 2024. Permira will continue to retain voting and investment power over the remaining shares held by Ithaca, which shares may be subsequently sold or distributed by Ithaca from time to time. The shares distributed by Ithaca to its limited partners are available for immediate resale in the public market at the discretion of the applicable limited partner. We also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the open market.
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
Our Sponsors and their affiliates control approximately 71% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of September 30, 2024. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Our Sponsors and their affiliates control approximately 71% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of September 30, 2024. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

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

Date:	November 5, 2024	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ MICHAEL MCLAUGHLIN
Michael McLaughlin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)