Form 10-K
period 2024-12-31
Informatica Inc.
filed 2025-02-25
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024 (the last business day of the registrant's fiscal second quarter), based on the closing price of a share of the registrant’s common stock on June 30, 2024 as reported by the New York Stock Exchange, was approximately $2.1 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 12, 2025, there were approximately 258,549,523 shares of the registrant's Class A common stock and 44,049,523 shares of the registrant's Class B-1 common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2025. The Definitive Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•the possible harm caused by adverse economic, industry and market conditions in the United States and globally, including due to interest rate volatility, shifting foreign exchange rates, tariffs, and geopolitical disruptions;
•the possible harm caused by a security breach or incident, significant disruption of service, or loss of, or unauthorized access to users’ data;
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

PART I
ITEM 1. BUSINESS
Overview
We deliver innovation-led products powered by the industry leading artificial intelligence ("AI") enabled data management products on a cloud native platform in a multi-vendor, multi-cloud, hybrid approach. Data is foundational to how digital enterprises run their businesses and make strategic decisions, including creating new offerings, serving their customers and driving operational efficiency. We have pioneered a new category of software, the Intelligent Data Management Cloud, or IDMC. Our IDMC platform, powered by our AI engine CLAIRE, delivers best-of-breed solutions that enable enterprises to connect virtually all types of enterprise data, govern and protect critical and sensitive data, and deliver data ready for AI and other strategic data-driven initiatives. It also enables our customers to pursue holistic data-driven digital strategies by accelerating workload migrations to the cloud; enabling the advantages of cloud analytics and AI across enterprise-wide business processes like supply chain management, financial planning and operations. In 2024, we introduced CLAIRE GPT, a generative AI-powered capability that delivers a natural language-based interface to Informatica’s IDMC, simplifying and accelerating how enterprises consume, process, manage, and analyze data. With CLAIRE GPT, our IDMC platform has AI copilot capabilities to automate and scale thousands of data management tasks and processes and provide greater observability across data.

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
Our AI-powered data management cloud platform also consists of a wide range of interoperable data management products, including data catalog, data integration and engineering, API and application integration, data quality and observability, master data management, customer and business 360 applications, governance, access and privacy, and data marketplace. These products leverage our neutral AI-powered data management cloud platform’s shared services and can be consumed from our SaaS-based cloud offerings across all major cloud ecosystems such as Amazon Web Services ("AWS"), Microsoft Azure, Oracle Cloud and Google Cloud. Our products can also be deployed as a self-managed solution in our customers’ multi-cloud or hybrid environments. The growth of our AI-powered data management cloud platform has increased the number of cloud transactions processed on our platform, from 0.2 trillion per month in 2015, to 110.7 trillion per month as of December 31, 2024. Our cloud subscription annual recurring revenue ("ARR") as of December 31, 2024 was $827.3 million, compared to $616.8 million as of December 31, 2023, representing year-over-year growth of 34%.
Our AI-powered data management cloud platform has been adopted by organizations of all sizes across a wide variety of industries. We believe data management is an area in which companies are continuing to invest for successful AI deployments and better business outcomes, and we are seeing continued success with our enterprise-focused sales motion. As of December 31, 2024, we had over 5,100 active customers in approximately 100 countries and territories worldwide, including 8 of the Fortune 10, over 80 of the Fortune 100 and over 800 of the Global 2000. As our customers generate more data, they typically increase their usage of our AI-powered data management cloud platform by adding new use cases, adopting more products, or adding more users. We are a strategic partner to our customers in their modernization and digital transformation initiatives. Customers spending more than $100,000 in subscription ARR increased by 6% year-over-year to 2,110 customers and customers spending more than $1 million in subscription ARR increased by 18% year-over-year to 284 customers. Total cloud subscription ARR customers increased by 8% year-over-year to 2,468 customers.
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

Intelligent Data Management Cloud™
DATA CATALOG
DATA INTEGRATION & ENGINEERING
API & APP INTEGRATION
DATA QUALITY & OBSERVABILITY
MDM & 360 APPLICATIONS
GOVERNANCE, ACCESS & PRIVACY
DATA MARKETPLACE
CLAIRE®
AI-Powered Metadata Intelligence & Automation
Connectivity
Metadata System of Record
Multi-Cloud
Hybrid
aws
Microsoft
Google Cloud
ORACLE Cloud
On-premises
Enterprise Cloud

Informatica

© Informatica. Proprietary and Confidential.

25

 Our AI-powered data management cloud leverages over 50,000 metadata-aware connections in the cloud that scan our customers’ data to create rich and highly contextualized metadata to create and manage a unified metadata system of record that can act as a single source of truth about their data.
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
Governance, Access and Privacy:    Data professionals can use our Data Governance and Privacy ("DG&P") products to enable organizations to deliver and consume trusted and protected data across the enterprise, increasing the value of data while reducing risk associated with compliance failures and data breaches. Users can define data access management policies to be consistently enforced across data ecosystems, leveraging IDMC’s common metadata foundation to make policies usable across multiple data sources. CLAIRE can automatically classify data to help ensure data governance rules are automatically applied to virtually any data source for cataloging. In 2023, we acquired Privitar Limited to accelerate our offerings for data access management – allowing organizations to democratize the responsible and safe use of data across enterprises.
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
During 2024, we also introduced CLAIRE GPT, our generative AI-powered Data Management tool. The key features of CLAIRE GPT includes the ability to:

•learn from feedback from users and continuously adapt to generate more accurate and relevant responses;
•use natural language to find trusted datasets, explore relevance and understand business context; and
•generate pipelines, recipes, rules, connections, glossaries, policies, and datasets from simple text.

In addition, CLAIRE AI copilot was introduced in 2024. CLAIRE AI copilot capabilities allow customers to automate a wide range of data management tasks while reducing complexity, enabling scale and speeding data delivery to data teams. CLAIRE AI copilot provides self-service assistance for analysts and business users on tasks ranging from data integration and data quality to data cataloging and governance. Customers using CLAIRE AI copilot can receive intelligent glossary associations, automated data classification, curation recommendations, automated lineage and guided navigation.
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
•Transition to a cloud-only strategy.   We have completed the pivot to our cloud-only strategy by prioritizing cloud-only organic growth and continuing investment in innovation for our cloud-based IDMC platform, while reducing our emphasis on self-managed solutions. We believe that a cloud-only model will allow us to simplify the organization from hybrid to cloud, create operational efficiencies and synergies by aligning our sales team in furtherance of this strategy, and improve our speed of execution.

•Continue to grow and develop our partner ecosystem. Our strategic partners—including cloud hyperscalers; cloud data platforms; global system integrators; and our value-added resellers and distributors—help extend the reach of our go-to-market strategy and accelerate the adoption of our AI-powered data management cloud platform. For additional information on our technology collaborations, see the section titled "Our Partners." We plan to continue investing in R&D to maintain product support and compatibility with our strategic partners, and we intend to further build out our partner program to broaden our distribution footprint globally and drive greater awareness and consumption of our products.
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
Our Customers
We had over 5,100 customers in approximately 100 countries and territories worldwide as of December 31, 2024. Our AI-powered data management cloud platform is used globally by enterprises of all sizes across a broad range of industries, including some of the world’s largest enterprises, government agencies, and high-profile brands that trust us with their data management needs. No customer accounted for more than 10% of our revenue in any of the last three years. As of December 31, 2024, our customers included 8 of the Fortune 10, over 80 of the Fortune 100, and over 800 of the Global 2000. The number of customers that contributed more than $1 million in Subscription ARR was 284, 240 and 206 as of December 31, 2024, 2023 and 2022, respectively. For the same periods, the number of customers that contributed more than $100,000 of Subscription ARR was 2,110, 1,988 and 1,916, respectively. Total cloud subscription ARR customers were 2,468, 2,288 and 2,110 as of December 31, 2024, 2023 and 2022, respectively.
Our Partners
Our partner strategy is focused on delivering complete end-to-end solutions for our customers, driving general awareness of our AI-powered data management cloud platform, and broadening our distribution and reach to new customers. We actively work with four types of partners:
Cloud Platform Partners. We have strategic partnerships with the leading cloud hyperscalers including AWS, Microsoft Azure, Google Cloud and Oracle Cloud. These partnerships enable our customers to deploy on the platform of their choice and take advantage of the benefits of a multi-cloud, hybrid infrastructure. Customers can also access our products via AWS, Microsoft Azure, Google Cloud and Oracle Cloud marketplaces. We collaborate with our hyperscaler partners to produce new joint, integrated offerings and drive sales by focusing on unique customer problems and use cases. For example: (i) we have joint cloud migration and modernization programs with AWS, Microsoft Azure, Google Cloud and Oracle Cloud providing customers with a faster, cost-effective path to modernize to the cloud, (ii) we are a design partner for Microsoft Fabric, and (iii) we are a launch partner for Amazon Sagemaker Lakehouse.
Cloud Technology Partners. We also have strategic partnerships with leading cloud technology partners, including Snowflake, Databricks and MongoDB. These partnerships enable optimized data processing, spanning data integration, governance and cataloging to support a seamless user experience. We collaborate with our cloud technology partners to support new innovations in data processing. For example, in 2024 we announced new innovations with Snowflake to launch our Generative AI Blueprint for Snowflake Cortex AI, introduced Iceberg support for Snowflake, and released integration between Snowflake Horizon and our Cloud Data Access Management IDMC service. With Databricks, we enhanced Databricks-verified Unity catalog support across the

IDMC platform, launched our Generative AI Blueprint for Mosaic AI and released our Native SQL ELT for Databricks with support for native Databricks Gen AI functions.
Global System Integrators. We have deep relationships with leading global system integrators, or GSI, such as Accenture, Capgemini, Cognizant, Deloitte, Infosys, KPMG, LTI Mindtree, TCS and Wipro. We have over 30,000 certified Informatica professionals across these partners on IDMC, and work closely with these integrators in many of our key customer accounts on a daily basis. As well as being highly skilled on IDMC, our GSI partners have built Centers of Excellence inside their Data and AI practices to help scale delivery of our solutions. Many have also built their own industry solutions to address ESG, Cloud Modernization and Customer 360 which are based on IDMC.
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
Sales and Marketing
We sell our solutions primarily through a global direct sales team, which consists of field sales, technical sales, inside sales and partner sales professionals segmented by customer size and region. Our direct sales team is focused both on new customer acquisition and driving expanded use of our products with existing customers, as well as fostering long-term collaborations to drive their multi-year journey to the cloud. The breadth of our AI-powered data management cloud platform offerings allows us to engage at many levels of an organization and across many key buying personas and functional centers including, for example, the chief data officer’s organization, the chief information officer’s organization, and line of business buyers such as within the chief marketing officer's organization and chief financial officer's organization. We generally focus our sales efforts on large corporations, and our customers’ decisions to purchase subscriptions to our products typically require the approval of their executive decision makers. Our teams work to educate potential customers about the benefits of our products, as well as migrating existing customers with self-managed subscription licenses to cloud offerings. The length of time from our initial contact with a customer to the customer’s decision to purchase subscriptions to our products typically ranges from three to twelve months. The substantial majority of our global sales and marketing efforts are carried out by teams located in North America, EMEA and Japan. In Asia-Pacific, we go to market with a combination of direct sales and channel alliances.
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
Customer Support and Success
We support our customers through a global customer support and success team consisting of approximately 1,000 employees as of December 31, 2024, primarily based out of 10 locations worldwide anchored around our major delivery hubs in Bangalore and Redwood City. The primary objective of this team is to support our customers; helping them to realize optimal business value from our products by providing the right subject matter expertise to accelerate value creation. Our delivery framework is the right blend of people and technology, powered by a technology platform to interact with our customers and offer digital knowledge assets tailored to the customer persona for in-depth guidance on how to drive business outcomes with Informatica solutions. This team also manages customer renewals, and our renewal rates for subscription and maintenance in 2024 were 90% and 92%, respectively. Our Customer Satisfaction ("CSAT") score for the fourth quarter of 2024 was 4.73/5.0, with approximately 81.5% of our customers who responded to the survey rating us 5/5. The CSAT score is determined based on an internal survey of customers following the close of any support case, whereby customers rate their experience between 1 and 5 (with 5 being the highest). We achieved a 15.3% response rate for this survey and therefore the results may not be reflective of our broader customer base.
Research and Development
We manage our research and development costs with strategic development centers across the globe located in Redwood City, California; Toronto, Canada; Stuttgart, Germany; Dublin, Ireland; and Bangalore, India. With over 1,750 full-time employees dedicated to research and development as of December 31, 2024, we spend over $300 million annually in research, development and related activities to advance our AI-powered data management cloud platform roadmap. On the partnership front, we are heavily invested in joint innovation and joint solutions with the major hyperscalers and cloud platforms. For additional information on our technology collaborations, see the section titled “Our Partners.”
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
Human Capital Management
Our Values: DATA (Do Good, Act as One Team, Think Customer-First and Aspire & Innovate) are our foundation and define the Informatica experience. With the mutual goals of “delighting our employees and our customers”, we invest with strong intent to the lifecycle journey beginning with recruiting and onboarding, fostering a culture of inclusion and belonging with a focus on growing both the business and our employees. Our employees receive competitive compensation and benefit programs, and are recognized in a number of ways, including employee driven appreciation and recognition programs. We frequently survey our employees and with their feedback, we consistently identify new and better ways to provide an environment that supports their personal and professional wellbeing. This commitment has been reflected in strong engagement scores.
As of December 31, 2024, we had over 5,200 full-time employees, including approximately 1,750 in product development, 1,400 in sales and marketing, 1,400 in operations and customer support, and 650 in general and administrative. As of December 31, 2024, over 3,300 of our employees were located outside the United States, with approximately 2,450 of our employees located in India. None of our U.S. employees are covered by collective bargaining agreements. However, in certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages.

Inclusion and Belonging
We are proud to be a global leader in the promotion and practice of inclusion and belonging. In addition to having offices and employees all over the world, we take pride in and celebrate our cultural diversity. Informatica searches the globe for top talent in an effort to recruit and hire diverse individuals with a variety of skills, experiences, and backgrounds. Our objective is to continue to improve our hiring, development, advancement, and retention of global talent. Our employees are key contributors to supporting our goals with employee resource groups, postings and education, organized company-wide celebrations, speakers, and community outreach.
We require our employees and managers to participate in training programs directed at maintaining a harassment-free, inclusive, and secure workplace. With our diverse employee population, we uphold the rights to work in an environment that promotes equal opportunity and prohibits discriminatory practices against race, color, national origin, ancestry, caste, medical condition, religious creed (including religious dress and grooming practices), marital status, registered domestic partner status, sex, sexual orientation, gender identity and expression, genetic characteristics and information, age, veteran status, or any other protected characteristic. We are committed to cultivating a respectful workplace and preventing harassment in all its forms.
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

Compensation and Benefits
We provide robust market-based compensation and benefits to our employees. In addition to competitive base salaries, all qualified employees are eligible for variable pay and to participate in our Employee Stock Purchase Plan ("ESPP"). We grant equity awards to attract, reward and retain employees. Executive-level employees may receive performance stock units which are eligible to vest upon achievement of key financial targets or market conditions.
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
Intellectual Property
Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As of December 31, 2024, we had 49 patent applications filed and 129 patents issued in a variety of jurisdictions. Our issued patents are scheduled to expire at various times through May 2043. In addition, we have registered identifiers important to our business including “Informatica” and “CLAIRE” as trademarks in the

United States and other jurisdictions. We are also the registered holder of a variety of domestic and international domain names that include “Informatica” and similar variations. In addition to the protections provided by our intellectual property rights, as part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. Where appropriate, we have also entered into patent cross-license agreements with third parties, thereby acquiring additional intellectual property rights which preserve our ability to pursue normal business activity and minimize our risks in entering new and adjacent technology markets.
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
•Our business and revenue have been adversely affected and could in the future be adversely affected by macroeconomic factors in the global economy, including those related to interest rate volatility, shifting foreign exchange rates, tariffs, and geopolitical disruptions.
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
•If our existing customers terminate or do not renew their subscriptions or maintenance contracts, or renew for shorter durations, it could have an adverse effect on our business and results of operations.
•If we do not successfully manage our strategy and business model transition for our cloud- and subscription-based offerings, including our consumption-based model, our business may become more difficult to predict and our results of operations may be adversely affected.
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
Our business and revenue have been adversely affected and could in the future be adversely affected by global macroeconomic factors, including those related to interest rate volatility, shifting foreign exchange rates, tariffs, and geopolitical disruptions.
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to interest rate volatility, shifting foreign exchange rates, tariffs, and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. Uncertainty regarding actual or anticipated actions by the current U.S. administration, and actual or anticipated responsive actions from other world actors, could exacerbate these concerns. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. In prior years, fluctuations in foreign currency exchange rates have negatively affected, and in the future could negatively affect our revenues from time to time. Our revenues are subject to increased foreign currency exchange volatility, resulting in a positive impact of approximately $0.2 million from foreign currency exchange rates for the year ended December 31, 2024 compared to the year ended December 31, 2023. Such macroeconomic conditions have in the past and may in the future adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments or cancellations from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, starting in 2022, we experienced increased customer scrutiny and ROI thresholds on investments, resulting in the lengthening of many sales cycles and a decrease in pipeline conversion rates. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
The full extent of the impact of current macroeconomic factors, including those related to interest rate volatility, foreign exchange rates, tariffs, and geopolitical disruptions, on our operational and financial performance remains uncertain and will depend on many factors outside of our control. Due to our subscription-based business model, the effects of any such factors may not be fully reflected in our results of operations until future periods. To the extent these factors adversely affect our business, results of operations, and financial condition, this may also have the effect of heightening many of the other risks described in this section.

A security breach or incident may compromise the integrity of our products, create service outages for our hosted products, or allow unauthorized access to our network or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to implement cybersecurity risk management processes that maintain the security and integrity of our product source code and the computer systems that are used to develop and host our products. However, the threats to computer systems, networks and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” ransomware attacks, malicious code (such as viruses and worms), employee error, theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network and service providers' systems, and the information they store and process. These risks and threats are heightened by the fact that many of our employees and service providers work remotely. Like all cloud service providers and organizations, our cloud software and enterprise networks could be affected by breaches and incidents caused by cybersecurity attacks and other sources. The impact of such an incident could disrupt the proper functioning of our products, create a service outage for our cloud services, cause errors in the output of our customers’ work, allow unauthorized access to, or use, disclosure, loss, acquisition, modification, unavailability, destruction or other processing of, sensitive, proprietary or confidential information of ours or our customers, and cause other destructive outcomes.
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
In addition, as we continue to devote more resources to evaluate our computer systems, networks and products for security vulnerabilities, the cost of addressing these vulnerabilities and otherwise working to prevent security breaches and incidents could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products and services, customers may delay or stop purchasing our products and services. Furthermore, we expect the risks related to computer system, network or security incidents to increase as we continue to develop our products and services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information.
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
Further, we have incorporated artificial intelligence ("AI") technologies into our platform, and intend to continue to do so in the future. Our use of AI technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

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
We have experienced strong subscription revenue growth in recent periods. We recognized subscription revenues of $1,101.7 million, $1,006.8 million and $867.6 million during the years ended December 31, 2024, 2023 and 2022, respectively. The year-over-year growth rates for subscription revenue were 9%, 16%, and 12% during the years ended December 31, 2024, 2023 and 2022, respectively, on the basis of year-over-year additions of $94.9 million, $139.2 million and $90.6 million in subscription revenue for those same periods. As we increase our total subscription revenue in any given period, higher year-over-year increases in the absolute value of new subscription revenue are required to maintain the same percentage growth rate. As a result, our current subscription revenue growth rates have declined in the past and may decline in future periods, may not be indicative of our future subscription revenue growth rates, may be adversely impacted by foreign exchange rates, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our subscription revenue depends on a number of factors, including, but not limited to:
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

If our existing customers terminate or do not renew their subscription or maintenance contracts, or renew for shorter durations, it could have an adverse effect on our business and results of operations.
We expect to derive a significant portion of our Subscription ARR from our existing subscription customer base. As a result, achieving a high renewal rate of our subscriptions is critical to our business. Our customers typically have no contractual obligation to renew their subscriptions after the completion of their then-current subscription term, which is typically one to three years, and certain of our customers have a right to terminate during the subscription term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their lack of satisfaction with our platform or our customer support, their failure to utilize all of the IPUs purchased in their original agreement, our products’ inability to integrate with new and changing technologies, the perception of frequent or severe subscription outages, delays or lags in our product uptime or latency, and a mismatch in the pricing of our products and competing offerings.
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
Achieving a high renewal rate on our maintenance contracts is important to our business. In 2024 and 2023, maintenance revenue represented 28% and 31% of our total revenue respectively. We have experienced, and expect to continue to experience, a decline in maintenance revenue. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then-current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud subscription offerings, customers’ dissatisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies, or our product pricing versus competing offerings.
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
If we do not successfully manage our strategy and business model transition for our cloud- and subscription-based offerings, including our consumption-based model, our business may become more difficult to predict and our results of operations may be adversely affected.
The continued adoption of cloud services, the increasing customer demand for subscription-based licensing, the accelerating volume and diversity of data creation, and the critical importance of security continue to redefine business computing. We offer our products on a subscription-based license model including our cloud data management products that provide our customers with functionality within a cloud-based IT environment. Our strategy and business model for these subscription-based offerings, which are also offered on a consumption-based pricing model continue to evolve and are subject to risks and uncertainties. It is difficult to forecast the revenue mix of maintenance, self-managed subscription and cloud subscription for our new sales and this makes it challenging to predict what portion of our new sales will be recognized as revenue in the current period versus recognized ratably over multiple periods.
We have continued to build on our cloud-focused strategy with the development of IDMC. As a result, we are deriving an increasing portion of our revenues over time from our subscription and consumption-based offerings. For example, we are investing in our go-to-market strategies and customer success organization for our cloud subscription offerings and self-managed subscription products. These go-to-market strategies and efforts differ from those we have used for self-managed software products, and may be temporarily disruptive and result in reduced sales productivity in addition to increased costs. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including concerns regarding the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, self-managed software solutions, and the related ongoing support services, and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription-based offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription-based offerings. Also, we expect demand for our subscription-based offerings to unfavorably impact demand for certain of our other products and services, such as support services on perpetually licensed products. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. Additionally, our future success depends in part on the growth of the market for cloud data management solutions and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data management solutions and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all. We may incur costs at a higher than expected rate as our subscription business continues to expand, adversely affecting our financial performance. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings, which will have an adverse impact on our margins. As we continue to focus increasingly on cloud-only solutions, we have devoted, and expect to continue to devote fewer resources to our self-managed offerings, which may cause customers who are only interested in self-managed solutions to not renew their subscription for those self-managed solutions. If we are unable to successfully establish our subscription offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively affected.
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally under perpetual licenses and self-managed subscription licenses, to our new cloud-based data integration offerings. In furtherance of this strategy, we have discontinued support for certain self-managed offerings and may take similar actions in the future, which may cause us to lose customers and associated revenue. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 9.4% of that installed base maintenance and self-managed on-premise revenue to our cloud solution. These migration projects can be time consuming and may require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.
Legal and regulatory changes in jurisdictions in which we do business, including regulations relating to AI and machine learning or to localization and transfer of personal and other regulated types of data, and changes in the manner in which those laws and regulations are interpreted and enforced, could deter or reduce customer demand.
Changes in laws and regulations relating to AI and machine learning ("ML"), privacy, data protection, and security, and changes in how courts and supervisory authorities interpret and enforce those laws and regulations, may have the effect of deterring customers in some jurisdictions from commencing, continuing, or expanding use of our products and services. In particular, laws and regulations relating to the localization of categories of information in the jurisdiction of origin, or to restrictions on transfer of categories of information out of the jurisdiction, may reduce demand for our provision of cloud, professional and support services and/or inhibit our ability to offer those services efficiently and effectively with the features customers desire. This risk is heightened as more customers use cloud services in lieu of self-managed software. Even where we host cloud services in a customer’s jurisdiction, regulators concerned about the possibility of surveillance and intelligence gathering by foreign government entities may encourage those customers to seek alternative services of locally owned and controlled providers where available. Laws and regulations related to AI/ML may limit the use cases for which customers leverage our cloud services, particularly in sectors where AI models or systems may be deemed high risk or otherwise heavily monitored or restricted. Regulatory changes may require us to devote significant additional time and attention from our personnel to maintain or expand our customer relationships in specific jurisdictions or industries to address actual or perceived risks. Additionally, increased complexity in compliance may increase our operating costs. If we are unable to retain existing customers and attract new customers as the legal and regulatory landscape continues to change, or if we fail to adapt to these changes, our results of operations may suffer. See risks related to privacy, data protection and security regulation under “Risks Related to Regulation” below.
The loss of our key personnel, an unexpected turnover in sales force personnel or decrease in sales force productivity, or the inability to attract and retain additional skilled personnel could adversely affect our ability to grow our company successfully and may negatively impact our results of operations.
We believe our ability to attract and retain highly skilled personnel and key members of our management team is critical to our long-term success. Historically, there has been a significant level of competition to attract these individuals, and we have in the past, and may in the future, experience changes in our senior management team. For example, our Chief Product Officer resigned in April 2024. As new senior personnel join our company and become familiar with our business strategy and systems, or as existing senior personnel assume new roles within the company, their integration or transition could result in disruption to our ongoing operations.
The future success of our business requires us to add, attract, train, and retain skilled personnel. We provide business practices training to our sales teams. Our business is subject to increasing structural and regulatory complexity which makes it more critical for us to attract and retain qualified and technically competent employees, in particular those knowledgeable about AI/ML, in the United States and internationally. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience unexpected levels of turnover, our results of operations may be negatively affected.
We continue to be substantially dependent on our sales force to obtain new customers and to drive additional usage and sales among our existing customers. We believe that there is competition for sales personnel, including enterprise sales representatives and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue targets will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Further, from time to time, we have experienced an increased level of turnover in our direct sales force, particularly in the first quarter of a year. Such increase in the turnover rate affects our ability to generate revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of approximately nine months. We continue to invest in training for our sales personnel, including updates to cover new, acquired, or enhanced products, as we broaden our product platform. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as changes in our strategy, market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, particularly sales specialists or domain experts, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate revenues from both new and existing customers and our growth rate may be negatively affected.

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
The market for our products is characterized by continuing technological development, the emergence of new technologies, evolving industry standards, changing customer needs, and frequent new product introductions and enhancements. The introduction of products by our competitors or others incorporating new technologies, such as the use of AI/ML, the emergence of new industry standards, or changes in customer requirements could render our existing products obsolete, unmarketable, or less competitive. In addition, industry-wide adoption or increased use of hand-coding, open source standards or other uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Furthermore, the standards on which we choose to develop new products or enhancements may not allow us to compete effectively for business opportunities.
Our success depends upon our ability to enhance existing products, to respond to changing customer requirements, and to develop and introduce new products in a timely manner that keep pace with technological and competitive developments, including those that may incorporate AI/ML, and emerging industry standards we may be subject to, new, or heightened legal, ethical, and other challenges. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of subscriptions to our products and purchase those of our competitors instead. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance.

Our current research and development efforts, including the introduction of new products, the integration of acquired products, and the enhancement of existing products, may not be successful or result in significant revenue, cost savings or other benefits in the near future, if at all.
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data management software and services, especially for broader data management initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data management needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in 2023, we acquired Privitar Limited, a provider of privacy and security controls for enterprise data customers, and released the PowerCenter Cloud Edition to accelerate migrations from on-premises PowerCenter to IDMC. In 2024, we introduced CLAIRE GPT and CLAIRE AI copilot. We intend to continue our investments to develop and introduce new products and product enhancements.
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
Developing our products and related enhancements is expensive. We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. We recognized $315.2 million, $335.1 million and $318.8 million of research and development expense during the years ended December 31, 2024, 2023 and 2022, respectively. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations. For example, while the use of AI/ML are leading to advancements in technology, if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and we are investing in our go-to-market strategies for our newer products.
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
In addition, consolidation among vendors in the software industry is continuing at a rapid pace. Our current and potential competitors may make additional strategic acquisitions, consolidate their operations, or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to provide a broader suite of software products or solutions and more effectively address the needs of our current and prospective customers. These actions could cause potential customers to defer or not proceed with purchasing our products, or limit our ability to sell products through existing channels. If any of this were to occur, our ability to market and sell our software products would be impaired. In addition, competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations, and financial condition.
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
Our quarterly and annual operating results, particularly the upfront point-in-time portion of revenue from new sales and contract renewals of our self-managed subscription license, have fluctuated in the past and may do so in the future. Our self-managed products, predominantly sold under a subscription-based license, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. In the past, we have experienced, and may in the future experience, a reduction in contract duration for self-managed subscription license renewals, which reduces the amount of revenue that we recognize upfront on these transactions. We may also experience a reduction in contract duration for net new self-managed subscription licenses, which would reduce the amount of revenue that we recognize upfront on these transactions. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic and geopolitical uncertainty may also cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. We generally recognize a substantial portion of our self-managed subscription license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter. We have experienced, and expect to continue to experience, a decline in self-managed subscription license revenues.
Moreover, the expansion of our product portfolio through the introduction of new products and programs, and the transition to cloud and consumption-based pricing, has increased the complexity of our transactions, increased the length of our sales cycles, and reduced the predictability of the timing and the amount of future sales.
Due to the difficulty we experience in predicting our quarterly self-managed subscription license revenues, we believe that period-to-period comparisons of our operating results are not necessarily a good indication of our future performance.

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
The conversion of the sales pipeline into actual subscription sales may also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver on these contracts in a timely manner. Because we have historically converted a substantial portion of our pipeline into sales in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the pipeline conversion rate. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues following acquisition. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations.
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
We recognized $552.1 million, $528.3 million and $535.7 million of sales and marketing expense during the years ended December 31, 2024, 2023 and 2022, respectively. As our products become more complex and we target new customers, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience unexpected turnover in sales personnel, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel, then we may not achieve our expected increases in revenue, sales productivity, and profitability.

As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase subscriptions to our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty, inflationary pressures, volatility and uncertainty in the financial services sector, geopolitical disruptions, and other challenging global economic conditions, have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including stricter purchasing controls, the size of transactions, and length of our sales cycle. In addition, educating potential customers about the full benefits of our products can require significant time. These trends are likely to increase, particularly as we expand our market focus to broader data management initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle has lengthened, and may continue to lengthen, as we continue to focus our sales efforts on large corporations. In addition, the purchase of subscriptions to our products may be delayed, or our sales cycle may become more complex, due to customer concerns about migrating pre-existing self-managed license products to cloud offerings, or potential conflicts in our sales channels and sales processes as we increasingly sell our subscription-based cloud offerings to accounts that have pre-existing self-managed license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase subscriptions to our products typically ranges from three to twelve months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of subscriptions to our products, including:
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
If our sales cycles lengthen unexpectedly, this could adversely affect the timing of our revenues or increase costs which may independently cause fluctuations in our revenues and results of operations. Finally, if we are unsuccessful in closing sales of our products after spending significant funds and management resources, our operating margins and results of operations could be adversely impacted.
The sales prices of our products may decrease, which may reduce our gross profits and adversely affect our financial results.
The sales prices for our subscription offerings and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of subscription offerings, self-managed offerings and professional services and their respective margins, anticipation of the introduction of new subscription offerings or professional services, or promotional programs. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions.Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. We cannot guarantee that we will be successful in developing and introducing new subscription offerings with enhanced functionality on a timely basis, or that any such new subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

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
We expect our revenue mix to vary over time due to a number of factors, including the mix of our self-managed subscription products, cloud subscription offerings, and professional services revenue. Due to the differing revenue recognition policies applicable to our self-managed subscription licenses, which is recognized at a point in time, and cloud subscriptions, which is recognized ratably over the contractual term, shifts in our business mix from quarter-to-quarter or period-to-period could produce substantial variation in revenue recognized. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower-margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability, unpredictability and varying revenue recognition methods could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could decline significantly.
We have a history of losses and may not be able to achieve or maintain profitability on a consistent basis. If we cannot achieve or maintain profitability, our business, financial condition, and results of operations may suffer.
In some quarters in the past, we have incurred net losses since we were taken private in a 2015 transaction led by Permira and CPP Investments (each a "Sponsor" and together "our Sponsors") as a result of recording $3.1 billion in acquired technology and intangible assets. The related amortization expense from these assets was $121.9 million, $145.9 million and $185.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, as a result of the 2015 Privatization Transaction and the debt incurred, we recognized interest expense of $146.1 million, $151.4 million and $78.0 million, in the fiscal years 2024, 2023 and 2022, respectively. As a result, we incurred net income of $9.9 million, and net losses of $125.3 million and $53.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As a result, we had an accumulated deficit of $1,298.7 million as of December 31, 2024. In addition, we anticipate that our operating expenses generally will increase in absolute dollars in the long term as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, increases in interest rates have impacted and will continue to impact profitability as our Credit Facilities (as defined below) have variable interest rates which are no longer being offset by the interest rate swaps that we previously entered into and matured on December 31, 2022.
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
If our products are unable to interoperate or maintain connectivity with products and services developed and maintained by third parties that are not within our control, our ability to develop and sell our products to our customers could be adversely affected, which would result in harm to our business and operating results.
Our products are designed to interoperate with, connect to, and provide access to a wide range of third-party developed and maintained database connectors, including hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties to provide us with access to these technologies so that we can properly test and develop our products to interoperate with these third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. In addition, these third parties may decide to design or develop their technologies in a manner that would not be interoperable with our own. If a third party ceases to enable connectivity to products and platforms or specific features thereof, our products' value may be adversely affected, possibly resulting in customer dissatisfaction, difficulty in supporting current licenses and subscriptions, and loss of sales of future licenses and subscriptions. The continued consolidation in the enterprise software market may heighten these risks. Furthermore, our expanding product line, including our combination of products delivered on a comprehensive, unified and open data management platform makes maintaining interoperability more difficult as various products may have different levels of interoperability and compatibility, which may change from version to version. If any of the situations described above were to occur, we would not be able to continue to develop or market our products as interoperable with such third-party database connectors, which could adversely affect our ability to successfully sell our products to our customers.
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
We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue targeted hiring to support our business strategy. If we do not maintain our strong corporate culture as our workforce changes, we may be unable to foster the innovation, creativity, and entrepreneurial spirit that we believe we need to support our growth and to maintain our leadership position in the data management market. Our previous reductions in force may also affect employee morale and relationships, which could have an effect on our corporate culture.
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
•the unpredictable timing of our receipt of new and renewal orders for self-managed subscriptions-based licenses, for which we recognize the majority of revenue upfront;
•the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;
•network outages or performance degradation of our cloud service;
•security breaches and incidents;
•general economic, industry and market conditions, including inflationary pressures, volatility and uncertainty in the financial services sector, tariffs, and any geopolitical disruptions or economic responses and counter-responses or otherwise by various global actors, including the military conflicts between Russia and Ukraine and conflicts in the Middle East;
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
Upgrades to our internal systems, processes, and controls may require us to implement incremental internal controls or additional reporting measures to evaluate the effectiveness of such upgrade or improvement, or to adopt new processes or procedures in connection with the upgrade or improvement. We may not be able to successfully implement upgrades and improvements to our systems, processes, and controls in an efficient or timely manner, if at all, and we may discover deficiencies in existing systems, processes, and controls, which could adversely affect our business or result in increased costs. We have licensed technology and utilize services from various third parties to help us implement upgrades and improvements. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical costs. The nature of such third-party technology, support, and other services also may be negatively affected by mergers and consolidation in the software industry, and support and other services for such technology may not be available to us in the future. In addition, we use both self-managed and cloud resources, and any security or other flaws in such resources could have a negative impact on our internal systems, processes, or controls.
We may also need to realign resources from time to time to more efficiently address market or product requirements. For example, in January 2023, we announced a plan to reduce our workforce by approximately 450 employees, representing approximately 7% of our then-current global workforce (the "January Plan"), and in November 2023, we announced a plan to reduce our workforce by approximately 500 employees, representing approximately 10% of our then-current global workforce, and reduce our global real estate footprint (the "November Plan"). To the extent any future realignment requires changes to our products and services, internal systems, processes, and controls or organizational structure, including a slowdown in hiring or a further reduction in force, we could experience disruption in customer relationships, reduction in revenues, increases in costs, increased employee turnover, and decreased employee morale and productivity. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to comply with U.S. and international laws.
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
We have implemented and maintain security measures intended to protect personal information, and we require our service providers to implement and maintain security measures intended to protect personal information they maintain or process for us. However, our security measures and those of our service providers remain vulnerable to various threats posed by hackers and criminals and by internal errors. If our or any of our service providers' security measures are overcome and any personal information that we or our service providers collect, store or otherwise process is breached, compromised or otherwise subject to loss, unavailability, unauthorized access, use or other processing, or if any of these is believed or perceived to have occurred, we may be required to comply with costly and burdensome breach notification and other obligations. We may also be subject to regulatory investigations, enforcement actions and other proceedings and private claims, demands and lawsuits. For example, the California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act ("CPRA"), imposes a private right of action for certain security breaches that could lead to some form of remedy including regulatory scrutiny, fines, settlements and other consequences. In addition, any actual or perceived security incident is likely to generate negative publicity and may result in additional cost and liability to us, harm our reputation, inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.

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
Internationally, virtually every jurisdiction in which we operate has established its own privacy, data protection and security legal frameworks with which we or our customers must comply. For example, the EU's GDPR and UK's Data Protection Act impose numerous obligations relating to the processing of personal data including, with respect to transfers of personal data to other countries that have not been found to provide adequate protection to such personal data. These regimes provide for significant penalties and other consequences for noncompliance. Similarly, in the United States, various state and federal laws, regulations and standards govern privacy, data protection and security. For example, in California, the CCPA, as modified by the CPRA, requires covered companies to, among other things, provide disclosures to California consumers, and afford such consumers privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. Numerous other states have enacted similar legislation. Further, we may be required to publicly post policies and other documentation regarding our privacy, data protection, or security practices, including with respect to our use, disclosure and other processing of personal information. We also may be subject to, or be alleged to be subject to, various standards and contractual and other obligations relating to privacy, data protection, or security, such as the Payment Card Industry Data Security Standard.
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
During the past few years, our organizational structure has increased in complexity due to compliance with financial reporting obligations, tax regulations and tax accounting requirements, acquisitions, our relationships with channel partners, and other regulatory and compliance requirements, including compliance with the rules and regulations related to anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act ("FCPA") and the UK Bribery Act of 2010 ("UK Bribery Act") or those related to anti-trust or anti-competitive market practices, including Article 101(3) of the Treaty on the Functioning of the European Union or U.S. anti-trust laws. In addition, new or changing rules and regulations, including those relating to corporate governance, securities laws and public disclosure, often create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These practices may evolve over time upon new guidance from regulatory or governing bodies, resulting in continued uncertainty regarding compliance and higher costs to adopt or modify our practices accordingly. Also, as we expand internationally, we become subject to the various rules and regulations of foreign jurisdictions. If we are unable to effectively comply with the rules and regulations applicable to us, particularly those relating to financial reporting, investors may lose confidence in our ability to manage our compliance obligations. Furthermore, we continue to develop our cloud services, which may store, transmit and process our customers’ sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. These new cloud services may expose us to higher regulation than our traditional self-managed products and services, particularly with respect to privacy, data protection and security. We are also subject to the effects of actual or anticipated actions by the current U.S. administration regarding the continued validity or enforcement of existing rules and regulations, or the implementation of new rules and regulations, and actual or anticipated responsive actions from other world actors. Our efforts to comply with all of these requirements may result in an increase in expenses and a diversion of management’s time and attention from other business activities. If our efforts to comply differ or are perceived to differ from those intended or required by regulatory or governing bodies, such authorities or others may initiate inquiries or other proceedings against us, and we may be subject to fines, other liabilities and damages to our reputation, any of which may have an adverse effect on our business, financial condition and results of operations.
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
We use machine learning and AI technologies in our offerings and business, including in solutions complementing our CLAIRE-powered IDMC platform, and we are making investments in expanding our AI capabilities in our products and offerings, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as evolving legal and regulatory landscapes. Laws and regulations applicable to AI continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the European Union's Artificial Intelligence Act, in force as of August 1, 2024, provides for certain obligations, restrictions upon, additional requirements, and in some cases prohibitions of, the use of certain AI applications and systems. Federal regulation or authoritative oversight of AI in the U.S. is subject to uncertainty. The use of AI technologies in new or existing products or offerings may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects.
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
Our software is subject to U.S. export control laws and regulations including the Export Administration Regulations ("EAR"), and trade and economic sanctions maintained by the Office of Foreign Assets Control ("OFAC"). As such, an export license may be required to export or reexport our products to certain countries, end-users and end-uses. Because we incorporate encryption functionality into our products, we also are subject to certain U.S. export control laws that apply to encryption items. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties. These risks are heightened in the case of rapidly evolving world events, such as those in Ukraine and Eastern Europe, as the United States, other countries and global coalitions have issued numerous sanctions and revisions to export control regulations against Russia, Belarus and other regions in quick succession and with very short time periods with which to fully comply. Current or future geopolitical unrest, such as the conflicts in the Middle East, could result in similar sanctions or regulations that would require us to undertake additional compliance efforts and create additional risks.

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
As a public company in the United States, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). We have designed, implemented and tested the internal control over financial reporting required to comply with these obligations. This process is time-consuming, costly, and complicated. In addition, our independent registered public accounting firm are required to attest to the effectiveness of our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm expresses a negative opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Changes in existing financial accounting standards or practices may adversely affect our results of operations.
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.
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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. We derived approximately 33%, 32% and 31% of our revenue from outside our North American region during the years ended December 31, 2024, 2023 and 2022, respectively. Our international operations are subject to numerous risks, including:
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
We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility in the European credit, equity and foreign currency markets, tariffs, or geopolitical disruptions, including the military conflicts between Russia and Ukraine and the conflicts in the Middle East, could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe and other regions throughout the world. If tensions between the United States, members of NATO and Russia continue to escalate and create global security concerns, that may lead to an increased adverse impact on regional and global economies and increase the likelihood of cyberattacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable.
We may experience fluctuations in foreign currency exchange rates that could adversely impact our results of operations.
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. In prior years, fluctuations from foreign currency exchange rates have negatively affected, and in the future could negatively affect our revenues. Changes in foreign currency exchange rates driven by the general weakening of the U.S. dollar positively impacted reported revenue by approximately $0.2 million in the year ended December 31, 2024. The impact on revenue from fluctuations in foreign currency is calculated by comparing current period revenue to the translated current period revenue for the year ended December 31, 2024 using the comparable period’s exchange rates from the prior year. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and net income. In particular, these unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we had approximately 2,450 employees as of December 31, 2024.

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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% of our revenue for each of the past three fiscal years, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact existing or future U.S. public sector transactions. For example, a shutdown of the U.S. federal government could delay public sector transactions and contracting by government entities. Certain states within the U.S., including California, are experiencing similar budgetary issues, which could impact current or future transactions with those states. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect existing contracts and future sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term. We may also be subject to the effects of actual or anticipated actions by the current U.S. administration, including administrative oversight and control, affecting government spending and the continued validity of existing rules and regulations, or the implementation of new rules and regulations, and actual or anticipated responsive actions from other world actors.
In addition, sales to government entities are subject to a number of risks. Government entities may continue use of on-premises software indefinitely, be slow to transition workloads from on-premises software to SaaS services, or impose challenging regulatory requirements on government use of SaaS services, any of which may inhibit the growth of our public sector business. We have in the past and may in the future discontinue support for some on-premises software, which could result in loss of some government entity business. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements, including the cancellation of existing agreements in the event funds are not appropriated in future years to fund those agreements. Government contracts may require the maintenance of certain security clearances for facilities and employees. Government certification requirements applicable to us and our products are constantly evolving and at times restrict our ability to sell to certain government customers until we have met the new or revised requirements, which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, our failure to obtain or maintain certain government certifications, for example FedRamp or similar security certifications from U.S. states or foreign governments, limits our ability to sell any of our products to these government entities, and may expose us to fines or penalties for failure to comply. Government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting and security requirements.
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
Our relationship with the U.S. Department of Defense is subject to actions by the current U.S. administration which may impact the validity of our agreement or our ability to sell our products and services to the U.S. government and its agencies. The agreement may be terminated and Informatica Federal Operations Corporation’s facility security clearance may be revoked in the event of a breach of the proxy agreement, or if it is determined by the Department of Defense that termination is in the national interest. If Informatica Federal Operations Corporation’s facility security clearance is revoked, we may lose a portion of our sales to U.S. government classified agencies and our business, financial condition and results of operations would be harmed.
Our government contracts contain unfavorable provisions that are not typical of commercial contracts.
Many of our government contracts contain provisions that give the government rights and remedies not typically found in private commercial contracts, including provisions enabling the government to:
•terminate or cancel our existing contracts for non-appropriation of funds;
•suspend us from doing business with a foreign government or prevent us from selling our products in certain countries;

•audit and object to our contract-related costs and expenses, including allocated indirect costs; and
•change specific terms and conditions in our contracts, including changes that would reduce the value of our contracts.
In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with us for non-appropriation of funds, we may not recover our incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, we may not recover even those amounts, and instead we may be liable for any costs incurred by a government in procuring undelivered items and services from another source.
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
Risks Related to Our Intellectual Property
Our use of AI models and open source software could negatively affect our ability to sell our solution and subject us to possible litigation.
A portion of our technologies incorporate third-party AI models and open source software, and we expect to continue to incorporate such AI models and open source software in our solution in the future. Few of the licenses applicable to AI models and open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot guarantee that we have not incorporated additional AI models and open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the AI models and open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the AI models and open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such AI models or open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the AI models and open source software and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. In addition, there have been claims challenging the ownership rights in AI models and open source software against companies that incorporate AI models and open source software into their products, and the licensors of such AI models and open source software provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, which may not be available on favorable terms or at all, and to re-engineer our products or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement due to the reliance by our solutions on certain AI models and open source software, and such litigation could be costly for us to defend or subject us to an injunction. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations and financial condition.
We may be unable to predict the future course of AI models and open source technology development, which could reduce the market appeal of our offerings, damage our reputation and adversely affect our business, financial condition, results of operations and cash flows.
We do not exercise control over the development of AI models and open source technology incorporated into our offerings. Different groups of AI models and open source software programmers compete with one another to develop new technology. AI models and open source technology may include security vulnerabilities, to which our products and services may be exposed without timely or effective means for remediation or mitigation. Typically, the technology developed by one group will become more widely used than that developed by others. In some offerings, the race to innovate eclipses the responsibility to continuously patch security vulnerabilities and functional bugs. If an offering we rely on is unable to keep pace with our functional or non-functional requirements, we may be required to invest resources to keep it updated or to seek alternatives. If we acquire or adopt new technology and incorporate it into our offerings but competing technology becomes more widely used or accepted, the market appeal of our offerings may be reduced, which could harm our reputation, diminish our brands and adversely affect our business, financial condition, results of operations and cash flows.
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
We have a significant amount of indebtedness. As of December 31, 2024, our total outstanding indebtedness was approximately $1.81 billion. Subject to the limits contained in the credit agreement (the "Credit Agreement") that governs our credit facilities (the "Credit Facilities") and our other debt instruments, we may need to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our level of debt could have important consequences to the holders of our common stock, including the following:
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the year ended December 31, 2024, our cash flows dedicated for debt service requirements totaled $163.1 million, which includes principal payments of $18.8 million and interest payments of $144.4 million. For the year ended December 31, 2024, our net cash provided by operating activities was $409.9 million, which includes interest paid of $144.4 million. As such, our cash flows from operating activities, before giving effect to the payment of interest, amounted to $554.2 million. For the year ended December 31, 2024, approximately 29% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
We and our subsidiaries may need to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2024, our Revolving Credit Facility (the “Revolving Credit Facility”) would have provided for unused commitments of $250.0 million (with an exception of letters of credit of $1.4 million utilized under the Revolving Credit Facility), which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.

The terms of the Credit Agreement restrict our current and future operations, particularly our ability to respond to changes in the economy or our industry or to take certain actions.
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
Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. During 2022 and 2023, the U.S. Federal Reserve (the “Fed”) sharply raised interest rates from historically low levels. Rates remained high until September 2024, when the Fed began to reduce rates resulting in a total decrease of 1% in 2024. The Fed has signaled to markets they expect rates to decline over the long term, however, to the extent the Fed decides to again raise interest rates, there is a risk that rates across the financial system may rise including the Secured Overnight Financing Rate ("SOFR"). As interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. Each quarter point change in interest rates on the current debt outstanding would result in approximately a $4.6 million change in annual interest expense on our indebtedness under the Credit Facilities. Although we previously entered into interest rate swap instruments to limit our exposure to changes in variable interest rates, those instruments matured as of December 31, 2022 and as such we are fully subject to interest rate risk if SOFR rates increase.

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
Historically, we have funded our operations and capital expenditures primarily through cash generated from our operations as well as debt refinancings. Although we currently believe that our existing cash and cash equivalents, cash flow from operations and the Revolving Credit Facility will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.

Substantial future sales of our Class A common stock could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of December 31, 2024, approximately 63% of our outstanding Class A and Class B-1 common stock is owned by entities affiliated with our Sponsors, including approximately 22.3 million Class A shares owned by Ithaca L.P., a limited partnership affiliated with Permira (“Ithaca”).
The Sponsors and their affiliates have, and may in the future from time to time, seek to sell or otherwise dispose of some or all of their shares, including by selling shares in underwritten offerings, block trades or open market transactions, or by distributing shares to their equity holders or otherwise. For example, under our amended and restated registration rights agreement, the Sponsors and their affiliates can require us to register shares owned by them for public sale in the United States. In November 2024, the Sponsors exercised this right in an underwritten offering of 16 million shares of our Class A common stock. In addition, certain Sponsor-affiliated entities, including Ithaca, have the right to distribute some or all of their Class A shares to their limited partners. Furthermore, the Ithaca limited partners have the right to elect to withdraw their shares at certain points in the future, at which point they may sell those shares at their discretion. If any of these entities were to register or distribute their shares, or if the limited partners in those entities choose to exercise their rights to withdraw their shares, such shares would be available for resale in the public market, either immediately or at a later date. For example, in November 2023, June 2024, and November 2024, Ithaca distributed shares of Class A common stock to various of its limited partners, all of which were available for immediate resale in the public market at the discretion of the applicable limited partner. Permira will continue to retain voting and investment power over the remaining shares held by Ithaca, which shares may be subsequently sold or distributed by Ithaca from time to time.
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
Our Sponsors and their affiliates control approximately 63% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of December 31, 2024. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Our Sponsors and their affiliates control approximately 63% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of December 31, 2024. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
We currently intend to retain any future earnings to finance the operation and expansion of our business or for share repurchases. We do not expect the Company or our subsidiaries to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management.
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, which includes risks that arise from our use of AI, and as described further below, have integrated these processes into our overall risk management systems and processes. Our board of directors performs meaningful oversight of these cybersecurity risk management processes, and our management team is responsible for the day-to-day management of the material risks we face.
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
The Cybersecurity Steering Subcommittee oversees teams of subject matter experts and working groups assigned to focus on specific cybersecurity risk management issues, and receives periodic status updates from those teams. This subcommittee also receives information from several specific risk-focused working groups such as an AI risk review team and a product AI and privacy working group.
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
If indications are reported of an actual or threatened incident affecting our information systems or networks, or affecting a third party provider relevant to our security, we commence our incident response processes supported by the Global Security Organization. This comprehensive incident response process is designed to address possible and confirmed cybersecurity incidents and enable escalations and notifications to appropriate management and members of the audit committee.
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

ITEM 2. PROPERTIES
We own our corporate headquarters, which is located in two buildings totaling approximately 290,000 square feet in Redwood City, California, which we purchased in 2012. We also own the associated approximately 12 acres of land including two parking lots. These buildings are our principal facilities and house executive, sales and marketing, product development, customer support and general and administrative employees.
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

Holders of Record

At February 12, 2025, there were 18 stockholders of record of our Class A common stock, one stockholder of record of our Class B-1 common stock and one stockholder of record of our Class B-2 common stock. The number of record holders of our Class A common stock does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders of our Class A common stock is higher than the number of our stockholders of record.

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

The following graph shows the cumulative total returns to our stockholders between October 27, 2021 (the date that our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2024 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index at their respective closing prices. An investment of $100 is assumed to have been made in our Class A common stock and in each index at the market close on October 27, 2021, and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
10/27/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
INFA
S&P 500
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

	(in thousands, except per share amounts)
October 1, 2024 to October 31, 2024	—	$—	—	$400,000
November 1, 2024 to November 30, 2024	1,257	$26.28	1,257	$366,983
December 1, 2024 to December 31, 2024	2,613	$26.85	2,613	$296,877
Total	3,870	$26.66	3,870

(1) On October 29, 2024, the Company's Board of Directors (the “Board”) approved a share repurchase authorization which enables the Company to repurchase up to $400 million of its Class A common stock through privately-negotiated purchases with individual holders or in the open market. The share repurchase authorization does not have an expiration date. As of December 31, 2024, the Company has repurchased $103.2 million of its Class A common stock through open market purchases. A committee of the Board will determine the timing, amount and terms of any repurchase.

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
We generate revenues from the sale of subscriptions for our software products, maintenance agreements supporting perpetual licenses mainly sold in prior periods, and professional services. We have grown our subscription revenue to $1,101.7 million in 2024, from $1,006.8 million and $867.6 million in 2023 and 2022, respectively.

We previously presented Subscriptions and Perpetual license revenues separately on our statement of operations. Because revenues for perpetual licenses are not material for current or past periods due to our transition to a cloud-only, consumption-driven strategy, we combined these amounts and have retrospectively adjusted past periods for comparative purposes. We continue to renew our maintenance contracts related to the perpetual licenses sold in prior periods and recognize maintenance revenue which is presented as a part of Maintenance and professional services on our consolidated statement of operations.
Our products can be subscribed to as individually distinct product families or together as an integrated platform to support complex data management needs and mission critical workloads. Our products are subscribed through contracts primarily with a one-, two- or three-year term, with an average contract term of approximately two years for the year ended December 31, 2024. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud subscription on a ratable basis over the contract term. We generally recognize the majority of the revenue from our self-managed subscription-based licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
We use a consumption-based pricing model to provide customers greater flexibility regarding use and consumption of a broad array of our cloud subscription offerings. The consumption-based pricing model is based on Informatica Processing Units ("IPUs"), which is an innovative way to measure the consumption of our cloud-based services, or Master Data Management ("MDM") records. Under the consumption-based model, customers pre-purchase a maximum number of IPUs to be consumed per month, or MDM records to be managed, over the subscription term.
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
We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products. We recognized $538.3 million, $588.4 million, and $637.6 million of maintenance and professional services revenues during fiscal year ended 2024, 2023 and 2022, respectively.
We market and sell our subscription products primarily through our global direct sales team, which is enhanced by our relationships and collaboration with our partners that include global system integrators such as

Deloitte and Accenture, hyperscale cloud platform providers such as AWS, Microsoft Azure, Google Cloud and Oracle Cloud, and other channel partners such as value-added resellers and distributors. Our sales organization consists of marketing, sales development, inside sales, and field sales personnel. It is generally organized by region, customer size and certain industry verticals. Cloud hyperscalers help us amplify our commercial reach when we jointly engage in cloud modernization efforts. In addition, our global system integrator partners provide implementation services for our products for customers as part of their support of broader, overall cloud modernization initiatives.
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
Continued Adoption of our Cloud Subscription Offerings.    Our success will largely depend on customers’ continued uptake of our cloud subscription offerings. Our success will also largely depend on the value businesses place on data management as part of their overall digital transformation initiatives and the timing and willingness of businesses to move their data and workloads to the cloud. As companies from all industries continue to shift to cloud-based services, we believe demand for our platform and cloud subscription offerings will increase. A large majority of our subscription products were architected to be deployed natively in public, private, or hybrid cloud environments. In addition, we assist our customers with migrations of their Informatica self-managed data integration, data quality and MDM installations to our corresponding cloud solutions. For the period starting in our fourth fiscal quarter of 2020 and ended December 31, 2024, we have entered into agreements to migrate a total of approximately $84.4 million of maintenance and self-managed ARR. Our future growth will depend in part on our ability to develop new market-leading cloud subscription offerings to expand the offerings in our platform.
New Customer Acquisition.    Our future growth depends, in part, on our ability to acquire new customers. Our ability to acquire new customers is demonstrated by the fact that 54% of our subscription customers as of December 31, 2024 did not have a prior perpetual license maintenance contract with us. In addition, our ability to attract new customers will depend, in part, on our ability to continue to compete effectively against a variety of different vendors who offer existing data management products, as well as our ability to convert companies into paying customers who are using custom-built solutions. Additionally, we will continue to rely on our sales and marketing team to effectively and efficiently identify and engage with prospective customers, increase brand awareness, and drive adoption of our products. We also have a business development team for our go-to-

market strategy that is focused on growing adoption of our products by targeting key business personnel adjacent to technical roles.
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Cloud Subscription NRR (as defined below in Key Business Metrics), which was 124% and 125% at the Global Parent Level (as defined below in Key Business Metrics) and 117% and 119% at the End-user Level for the year ended December 31, 2024 and 2023, respectively. We increased the average Subscription ARR (as defined below in Key Business Metrics) per subscription customer from December 31, 2023 to December 31, 2024, from $298 thousand to $341 thousand, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process. For example, as of December 31, 2024, 2023 and 2022, we had 284, 240 and 206 customers individually with over $1 million in Subscription ARR each, respectively.

Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, as of December 31, 2024 and 2023, our subscription renewal rate1 was 90% and 92%, respectively, and our maintenance renewal rate2 was 92% and 95%, respectively. We intend to continue investing in our products and customer success organization to maintain these favorable retention rates.
Investment in Partner Go-to-Market Efforts.  Our business and results of operations will also be significantly affected by our success in strengthening our relationships with strategic partners, including cloud hyperscalers; cloud partners; global system integrators ("GSI"); and other channel partners such as regional system integrators, value-added resellers and distributors. We believe further developing these key strategic relationships will help us scale and enhance co-selling of our products and services with these partners. Many of our GSI partners have built Centers of Excellence inside their Data and AI practices and have staffed them with Informatica IDMC skilled resources and many have also built solutions which include Informatica in the standard architecture. These developments have helped to expand our footprint with our largest partners and to be recommended more often and in more customer accounts. We plan to continue to strengthen and expand our network of strategic partners to increase sales to both new and existing customers and offer new and existing products on partner marketplaces. We believe that investing in sales enablement and co-selling efforts with our strategic partners will broaden our distribution footprint globally and extend and improve our engagement with a broad set of prospective customers.
Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including interest rate volatility, shifting foreign exchange rates, and geopolitical pressures, including the war in Ukraine and the conflicts in the Middle East, and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. For example, beginning in the second quarter of 2022, and continuing through 2024, we have experienced an impact from the current macroeconomic environment
1 We compute the subscription renewal rate by assessing the annual value of subscription contracts that expire or have an anniversary date within the current quarter (denominator) and compare this to the annual renewed value or amount not cancelled for that set of expiring contracts, including price uplifts, if any, realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a subscription contract, we count that amount as removed from the numerator in that period.

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

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except percentages)
Cloud Subscription Annual Recurring Revenue	$827,307	$616,792	$451,188
Self-managed Subscription Annual Recurring Revenue	447,135	515,874	543,035
Subscription Annual Recurring Revenue	1,274,442	1,132,666	994,223
Maintenance Annual Recurring Revenue	451,015	493,579	522,837
Total Annual Recurring Revenue	$1,725,457	$1,626,245	$1,517,060

Subscription Net Retention Rate (End-user level)	104%	106%	111%
Cloud Subscription Net Retention Rate (End-user level)	117%	119%	117%
Cloud Subscription Net Retention Rate (Global Parent level)	124%	125%	123%

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

Adjusted EBITDA
We define adjusted EBITDA as GAAP net income (loss) as adjusted for income tax benefit (expense), interest income, interest expense, debt refinancing costs, other income (expense) net, stock-based compensation-related charges, including employer payroll tax-related items on employee stock transactions, amortization of intangibles, equity compensation related payments, expenses associated with restructuring efforts, expenses associated with acquisitions, sponsor-related costs and depreciation. Beginning with the quarter ended June 30, 2024, we have included employer payroll tax expense related to equity incentive plans in our adjustments, as the amount is dependent on our stock price and other factors that are beyond our control and does not correlate to the operation of our business. The stock-based compensation related employer tax-related expense for comparative periods were immaterial and are not reflected in the prior period balances. We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
GAAP net income (loss)	$9,931	$(125,283)	$(53,675)
Income tax expense (benefit)	43,234	48,111	19,478
Interest income	(56,437)	(39,686)	(9,224)
Interest expense	146,064	151,396	78,020
Debt refinancing costs	1,366	—	—
Other expense (income), net	(17,110)	(975)	(8,996)
Stock-based compensation-related charges	263,088	218,099	135,862
Amortization of intangibles	125,745	149,280	188,825
Equity compensation	—	—	332
Restructuring	12,505	59,755	—
Acquisition-related costs	7,569	1,584	—
Sponsor-related costs	1,503	—	—
Depreciation	13,388	17,083	21,007
Adjusted EBITDA	$550,846	$479,364	$371,629
Components of Results of Operations
Subscription Revenues

Subscription Revenues.    Subscription revenues consist of revenues from customers from cloud subscription, self-managed subscription licenses, and self-managed subscription support and other. We previously presented Subscriptions and Perpetual license revenues separately on our statement of operations. Because revenue for perpetual licenses are not material for current or past periods due to our transition to a cloud-only, consumption-driven strategy, we combined these amounts and have retrospectively adjusted past periods for comparative purposes. Revenues from our cloud subscription are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The Company’s cloud subscription include cloud functionalities and, for most products, also a secure agent that is installed in a customer's environment, either on their third-party cloud infrastructure or on a customer’s premises. The secure agent performs tasks and enables secure communication behind a customer’s firewall with the cloud functionalities. For these products, customers are not able to use either the cloud functionalities or secure agent for their intended purpose on their own without use of the other component. The cloud functionalities and secure agent are accounted for together as a single performance obligation because we have concluded that the cloud functionalities and secure agent are highly interdependent and interrelated based on the significant two-way dependency between the components. The majority of the revenues expected over the term of our self-managed subscription licenses is recognized at a point in time upon transfer of control of the license to the customer. Support and other services sold with self-managed subscription licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, new subscription contracts are typically one to three years in length, with an average contract duration of approximately two years. However, we have experienced and expect to continue to experience a reduction in contract duration for self-managed subscription license renewals, which would reduce the amount of revenue that we recognize upfront on renewal transactions. Our subscription software fees are typically billed annually in advance in equal installments across the term of the contracts for both cloud and self-managed subscriptions.
Maintenance and Professional Services Revenues
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
Professional Services Revenues.    Professional services revenues consist of non-recurring fees associated with implementation, education, and consulting services related to our software products. Consulting revenues are primarily related to configuration, installation, and implementation of our products. These services are generally performed on a time-and-materials basis and, accordingly, revenues are recognized as the services are performed. Consulting services, if included as part of the software arrangement, generally do not entail significant modification or customization of the software and hence, such services are not considered essential to the functionality of the software. Education service revenues are generated from classes offered at our headquarters, sales and training offices, customer locations, and online. Revenues are recognized as the classes are delivered or when the subscription period ends. We believe that our consulting and education services organization facilitates the adoption of our service offerings, helps us to secure larger subscription revenue contracts, and supports our customers' success. We expect professional services revenues to continue to decrease as a result of our strategy to shift more of our customers' implementation and support work to our professional services partners.
Cost of Revenues
Cost of Subscription Revenues.    Cost of subscription revenues consists primarily of fees paid to third-party vendors for cloud services related to our subscription services, fees paid to third parties for software used by us to deliver, monitor and secure our subscription products, salaries, stock-based compensation, and other internal personnel-related expenses to operate and secure our hosting infrastructure; and royalties paid to postal authorities for address data and other vendors that provide content for our data-as-a-service offerings. In addition, these expenses include costs which are personnel-related expenses from our IT, Facilities and Procurement functions and expenses related to occupancy and enterprise systems allocated based on headcount (“Shared Costs”).
Cost of Maintenance and Professional Services Revenues.    Our cost of service revenues is a combination of costs of maintenance, consulting and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service salaries, stock-based compensation and other personnel-related expenses, and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of salaries, stock-based compensation and other personnel-related expenses, subcontractor costs and travel, entertainment, Shared Costs, and other expenses. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices and customer locations.
Amortization of Acquired Technology.    Amortization of acquired technology is the amortization of technologies recorded primarily as a result of the 2015 transaction where the Company was taken private by our Sponsors (the “2015 Privatization Transaction”) and, to a lesser extent, from business acquisitions and acquired technology licenses.
Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation, outside services, travel expenses, Shared Costs, software expenses associated with the development of new products, enhancement and localization of existing cloud products, and quality assurance and development of documentation for our products. Research and development costs are generally expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in 2024, 2023 and 2022. With our cloud-only, consumption-driven strategy, we intend to further focus our research and development efforts on our cloud subscription offerings. We expect this to lead to cost savings in research and development expense as a percentage of total revenues.
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

Results of Operations
The following table sets forth our consolidated statement of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022

Revenues:
Subscription revenue	1,101,687	1,006,791	867,560
Maintenance and professional services	538,331	588,369	637,558
Total revenues	1,640,018	1,595,160	1,505,118
Cost of revenues:
Subscription costs	193,655	158,016	106,023
Maintenance and professional services costs	128,642	168,513	202,126
Amortization of acquired technology	3,896	11,766	35,354
Total cost of revenues	326,193	338,295	343,503
Gross profit	1,313,825	1,256,865	1,161,615
Operating expenses:
Research and development	315,157	335,072	318,769
Sales and marketing	552,110	528,253	535,680
General and administrative	185,156	162,708	128,092
Amortization of intangible assets	121,849	137,514	153,471
Restructuring	12,505	59,755	—
Total operating expenses	1,186,777	1,223,302	1,136,012
Income from operations	127,048	33,563	25,603
Interest income	56,437	39,686	9,224
Interest expense	(146,064)	(151,396)	(78,020)
Other income, net	15,744	975	8,996
Income (loss) before income taxes	53,165	(77,172)	(34,197)
Income tax expense	43,234	48,111	19,478
Net income (loss)	$9,931	$(125,283)	$(53,675)

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2024	2023	2022

Revenues:
Subscription revenue	67%	63%	58%
Maintenance and professional services	33	37	42
Total revenues	100	100	100
Cost of revenues:
Subscription costs	12	10	7
Maintenance and professional services costs	8	10	14
Amortization of acquired technology	—	1	2
Total cost of revenues	20	21	23
Gross profit	80	79	77
Operating expenses:
Research and development	19	21	21
Sales and marketing	34	33	36
General and administrative	11	10	9
Amortization of intangible assets	7	9	9
Restructuring	1	4	—
Total operating expenses	72	77	75
Income from operations	8	2	2
Interest income	3	2	1
Interest expense	(9)	(9)	(4)
Other income, net	1	—	1
Income (loss) before income taxes	3	(5)	(2)
Income tax expense	2	3	2
Net income (loss)	1%	(8)%	(4)%

Comparison of Fiscal Years Ended December 31, 2024 and 2023
Revenues
The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2024	2023
Cloud subscription(i)	$675,477	$499,922	35%
Self-managed subscription support and other(i)	188,926	205,514	(8)%
Maintenance(ii)	460,357	495,968	(7)%
Total revenue recognized over time	1,324,760	1,201,404	10%
Self-managed subscription license recognized at a point in time(i)(iii)	237,284	301,355	(21)%
Total subscription and maintenance revenue	1,562,044	1,502,759	4%
Professional services(ii)	77,974	92,401	(16)%
Total revenues	$1,640,018	$1,595,160	3%
(i) Included in Subscription revenue on the consolidated statements of operations.
(ii) Included in Maintenance and Professional services revenue on the consolidated statements of operations.
(iii) We previously presented Perpetual license revenue separately. Because revenue for perpetual licenses are not material for current or past periods due to our transition to a cloud-only, consumption-driven strategy, we have combined these amounts into Self-managed subscription license recognized at a point in time and retrospectively adjusted past periods for comparative purposes.

Revenue recognized over time refers to ratable recognition over the contractual term. Revenue recognized at a point in time refers to recognition upon the later of when the software license is made available or the contractual term commences. Professional services are recognized as services are provided. As we continue the shift to our cloud-only, consumption-driven strategy, we are presenting revenue on this basis to demonstrate the timing of revenue recognition related to each component of total revenues.
Total revenues increased by 3% to $1,640.0 million during the year ended December 31, 2024 compared to $1,595.2 million for the year ended December 31, 2023, primarily due to a 35% increase in cloud subscription revenues, partially offset by a 21% decrease in self-managed subscription license revenue recognized at a point in time and a 7% decrease in maintenance revenue.

Total subscription revenues increased by 9% to $1,101.7 million during the year ended December 31, 2024 compared to $1,006.8 million for the year ended December 31, 2023, primarily due to a 35% increase in cloud subscription revenue, partially offset by a 21% decrease in self-managed subscription license recognized at a point in time and a 8% decrease in self-managed subscription support and other revenues.

Total maintenance and professional services revenues decreased by 9% to $538.3 million during the year ended December 31, 2024 compared to $588.4 million for the year ended December 31, 2023, primarily due to a 7% decrease in maintenance revenue and 16% decrease in professional services revenue.
Total revenue recognized over time
Our revenues recognized over time increased to $1,324.8 million (or 81% of total revenues) for the year ended December 31, 2024 from $1,201.4 million (or 75% of total revenues) for the year ended December 31, 2023. The increase in revenues recognized over time of $123.4 million (or 10%) for the year ended December 31, 2024 compared to the year ended December 31, 2023 is driven by the 35% increase in cloud subscription revenue, offset by the 8% decrease in self-managed subscription support and other revenues and the 7% decrease in maintenance revenues.
Our cloud subscription revenues increased to $675.5 million (or 41% of total revenues) for the year ended December 31, 2024 from $499.9 million (or 31% of total revenues) for the year ended December 31, 2023. The increase in cloud subscription revenues of $175.6 million (or 35%) for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to an increase in our cloud subscription customers and continued expansion within existing customers.
Our self-managed subscription support and other revenues decreased to $188.9 million (or 12% of total revenues) for the year ended December 31, 2024 from $205.5 million (or 13% of total revenues) for the year ended December 31, 2023.The decrease was driven by our continued shift from self-managed subscription licenses to cloud subscriptions as part of our cloud only, consumption driven strategy.
Our maintenance revenues decreased to $460.4 million (or 28% of total revenues) for the year ended December 31, 2024 from $496.0 million (or 31% of total revenues) for the year ended December 31, 2023. The decrease of $35.6 million (or 7%) for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to non-renewals of legacy maintenance contracts for self-managed licenses including migrations from perpetual licenses to our cloud subscription offerings partially offset by price uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of sales of perpetual licenses, continued migrations from perpetual licenses to our cloud subscriptions and customers not renewing due to no longer having a use case.
Total revenues recognized at a point in time
Our self-managed subscription license recognized at a point in time decreased to $237.3 million (or 14% of total revenues) for the year ended December 31, 2024 from $301.4 million (or 19% of total revenues) for the year ended December 31, 2023. The decrease was driven by our continued shift from self-managed subscription licenses to cloud subscription as part of our cloud only, consumption driven strategy, and a reduction in the average contractual term at the time of renewal.

We continue to expect self-managed subscription license revenues to decrease, with the cloud subscription revenues increasing as a percentage of total revenues, driven by our cloud only, consumption driven strategy.

Professional services
Our professional services revenues decreased to $78.0 million (or 5% of total revenues) for the year ended December 31, 2024 compared to $92.4 million (or 6% of total revenues) for the year ended December 31, 2023. The decrease of $14.4 million (or 16%) in professional services revenues for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by a decrease in demand for our implementation and other consulting offerings. The decrease in demand for our implementation and other consulting offerings is due to our strategic shift to have third party providers perform an increasing share of our customers' implementation work.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2024	2023
Cost of subscription revenues	$193,655	$158,016	23%
Cost of maintenance and professional service revenues	128,642	168,513	(24)%
Amortization of acquired technology	3,896	11,766	(67)%
Total cost of revenues	$326,193	$338,295	(4)%
Cost of subscription revenues, as a percentage of subscription revenues	18%	16%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	24%	29%
Cost of Subscription Revenues

Cost of subscription revenues increased to $193.7 million (or 18% of subscription revenues) for the year ended December 31, 2024 compared to $158.0 million (or 16% of subscription revenues) for the year ended December 31, 2023. The increase of $35.7 million (or 23%) for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a $15.1 million increase in personnel-related expenses driven by $5.7 million higher stock-based compensation, in addition to continuing to scale up our hosted infrastructure support teams, a $13.0 million increase in fees paid to third party vendors for hosting services related to our subscription services, a $6.0 million increase in Shared Costs related to occupancy and enterprise systems allocated based on headcount, and a $5.8 million increase in software and other expenses, partially offset by a $4.2 million decrease in royalty fees.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues decreased to $128.6 million (or 24% of maintenance and professional services revenues) for the year ended December 31, 2024 compared to $168.5 million (or 29% of maintenance and professional services revenues) for the year ended December 31, 2023. The decrease of $39.9 million (or 24%) during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a $26.5 million decrease in personnel-related expenses, a $6.2 million decrease in outside consulting expense, a $5.6 million decrease in Shared Costs related to occupancy and enterprise systems allocated based on headcount, a $1.6 million decrease in software, equipment and other expenses.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $3.9 million (or 0% of total revenues) for the year ended December 31, 2024 from $11.8 million (or 1% of total revenues) for the year ended December 31, 2023. The decrease of $7.9 million (or 67%) for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as components of the technology become fully amortized.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2024	2023
Research and development	$315,157	$335,072	(6)%
Research and development expenses decreased to $315.2 million (or 19% of total revenues) for the year ended December 31, 2024 compared to $335.1 million (or 21% of total revenues) for the year ended December 31, 2023. The decrease of $19.9 million (or 6%) during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a $11.9 million net decrease in personnel-related expenses, mainly driven by lower payroll costs due to a reduction in average headcount partially offset by $8.0 million higher stock-based compensation expense, a $5.5 million decrease in shared costs, and a $2.5 million decrease in outside consulting and other expenses.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2024	2023
Sales and marketing	$552,110	$528,253	5%
Sales and marketing expenses increased to $552.1 million (or 34% of total revenues) during the year ended December 31, 2024 compared to $528.3 million (or 33% of total revenues) during the year ended December 31, 2023. The increase of $23.8 million (or 5%) for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a $19.9 million increase in personnel-related expenses mainly driven by $19.0 million increase in stock-based compensation, a $2.0 million increase in travel expense, a $1.8 million increase in marketing expenses, a $1.7 million increase in software and equipment expense, a $0.6 million increase in outside services, partially offset by a $2.2 million decrease in shared costs.

General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2024	2023
General and administrative	$185,156	$162,708	14%
General and administrative expenses increased to $185.2 million (or 11% of total revenues) during the year ended December 31, 2024 compared to $162.7 million (or 10% of total revenues) during the year ended December 31, 2023. The increase of 22.5 million (or 14%) was primarily due to a $9.1 million net increase in personnel-related expenses mainly driven by a $11.1 million increase in stock-based compensation, a $9.0 million increase in outside services, a $3.3 million increase in bad debt expense, a $1.5 million increase in Shared Costs and other expenses, partially offset by a $0.4 million decrease in other administrative expenses.

Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets and restructuring (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2024	2023
Amortization of intangible assets	$121,849	$137,514	(11)%
Restructuring	12,505	59,755	(79)%
Amortization of intangible assets decreased to $121.8 million (or 7% of total revenues) during the year ended December 31, 2024 compared to $137.5 million (or 9% of total revenues) during the year ended December 31, 2023. The decrease of $15.7 million (or 11%) for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to a decrease in the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as the components of the intangible assets become fully amortized.
Restructuring costs decreased to $12.5 million (or 1% of total revenues) during the year ended December 31, 2024. The decrease of $47.3 million (or 79%) in restructuring costs for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to a majority of charges for the January Plan incurred in the first quarter of 2023 and the majority of charges for the November plan were incurred in the fourth quarter of 2023. Refer to Note 13. Restructuring in the Notes to the Consolidated Financial Statements for details.
Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other expense, net (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2024	2023
Interest income	$56,437	$39,686	42%
Interest expense	(146,064)	(151,396)	(4)%
Other income, net	15,744	975	1,515%
Interest and other income (expense), net	$(73,883)	$(110,735)	(33)%
The change in interest and other income (expense), net, of $36.8 million (or 33%) for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a $16.8 million increase in interest income from higher interest we received on our cash, cash equivalents and investments, a $14.7 million increase in other income primarily due to foreign exchange gains, and a $5.3 million decrease in interest expense primarily due to fluctuations from market interest rate changes associated to our debt.
Income Tax Expense
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2024	2023
Income tax expense	$43,234	$48,111	(10)%
Effective tax rate	81%	(62)%

Our income tax expense was $43.2 million and $48.1 million for the years ended December 31, 2024 and 2023, respectively. The decrease in tax expense recorded in the current period compared to the tax expense recorded in the prior year comparable period was primarily due to a decrease in the change of the Company's valuation allowance, additional tax deductions from equity compensation, and the release of deferred taxes, offset by the geographic mix of incomes taxed at higher rates. The change in the valuation allowance from the year ended December 31, 2023 to the year ended December 31, 2024 is primarily related to the write-off of acquired and temporarily unavailable net operating losses from our acquisition of Privitar Limited in the year ended December 31,

2023, and the increased utilization of deferred tax assets in the year ended December 31, 2024 resulting from increased income from operations.
We expect the significant volatility of our effective tax rate to continue as we near break-even profit before income taxes.

Comparison of Fiscal Years Ended December 31, 2023 and 2022
Revenues
The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2023	2022
Cloud subscription(i)	$499,922	$359,380	39%
Self-managed subscription support and other(i)	205,514	203,112	1%
Maintenance(ii)	495,968	519,996	(5)%
Total revenue recognized over time	1,201,404	1,082,488	11%
Self-managed subscription license recognized at a point in time(i)(iii)	301,355	305,068	(1)%
Total subscription and maintenance revenue	1,502,759	1,387,556	8%
Professional services(ii)	92,401	117,562	(21)%
Total revenues	$1,595,160	$1,505,118	6%
(i) Included in Subscription revenue on the consolidated statements of operations.
(ii) Included in Maintenance and Professional services revenue on the consolidated statements of operations.
(iii) We previously presented Perpetual license revenue separately. Because revenue for perpetual licenses are not material for current or past periods due to our transition to a cloud-only, consumption-driven strategy, we have combined these amounts into Self-managed subscription license recognized at a point in time and retrospectively adjusted past periods for comparative purposes.
Total revenues increased by 6% to $1,595.2 million during the year ended December 31, 2023 compared to $1,505.1 million for the year ended December 31, 2022, primarily due to a 39% increase in cloud subscription revenues, partially offset by 21% decrease in professional services revenue and a 5% decrease in maintenance revenues.
Total subscription revenues increased by 16% to $1,006.8 million during the year ended December 31, 2023 compared to $867.6 million for the year ended December 31, 2022, primarily due to a 39% increase in cloud subscription revenue, partially offset by a 1% decrease in self-managed subscription license revenue.

Total maintenance and professional services revenues decreased by 8% to $588.4 million during the year ended December 31, 2023 compared to $637.6 million for the year ended December 31, 2022, primarily due to a 21% decrease in professional services and 5% decrease in maintenance revenues.
Total revenue recognized over time
Our revenues recognized over time increased to $1,201.4 million (or 75% of total revenues) for the year ended December 31, 2023 from $1,082.5 million (or 72% of total revenues) for the year ended December 31, 2022. The increase in revenues recognized over time of $118.9 million (or 11%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to a 39% increase in our cloud subscription revenues, offset by a 5% decrease in maintenance revenues.
Our cloud subscription revenues increased to $499.9 million (or 31% of total revenues) for the year ended December 31, 2023 from $359.4 million (or 24% of total revenues) for the year ended December 31, 2022. The increase in cloud subscription revenues of $140.5 million (or 39% ) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to an increase in our cloud subscription customers and continued expansion within existing customers.
Our self-managed subscription support and other revenues slightly increased to $205.5 million (or 13% of total revenues) for the year ended December 31, 2023 from $203.1 million (or 13% of total revenues) for the year ended December 31, 2022.

Our maintenance revenues decreased to $496.0 million (or 31% of total revenues) for the year ended December 31, 2023 from $520.0 million (or 35% of total revenues) for the year ended December 31, 2022. The decrease of $24.0 million (or 5%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to non-renewals of legacy maintenance contracts for on-premise licenses including migrations from perpetual licenses to our subscription offerings partially offset by price uplifts upon renewal.
Total revenues recognized point in time
Our self-managed subscription license recognized at a point in time decreased to $301.4 million (or 19% of total revenues) for the year ended December 31, 2023 from $305.1 million (or 20% of total revenues) for the year ended December 31,2022. The decrease was driven by our continued shift from self-managed subscription licenses to cloud subscription as part of our cloud only, consumption driven strategy.
Professional services
Our professional services revenues decreased to $92.4 million (or 6% of total revenues) for the year ended December 31, 2023 compared to $117.6 million (or 8% of total revenues) for the year ended December 31, 2022. The decrease of $25.2 million (or 21%) in professional services revenues for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by a decrease in demand for our implementation and other consulting offerings. The decrease in demand for our implementation and other consulting offerings is due to our strategic shift to have third party providers perform an increasing share of our customers' implementation work.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Year Ended December 31,		Percent Change
	2023	2022
Cost of subscription revenues	$158,016	$106,023	49%
Cost of maintenance and professional service revenues	168,513	202,126	(17)%
Amortization of acquired technology	11,766	35,354	(67)%
Total cost of revenues	$338,295	$343,503	(2)%
Cost of subscription revenues, as a percentage of subscription revenues	16%	12%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	29%	32%
Cost of Subscription Revenues

Cost of subscription revenues increased to $158.0 million (or 16% of subscription revenues) for the year ended December 31, 2023 compared to $106.0 million (or 12% of subscription revenues) for the year ended December 31, 2022. The increase of $52.0 million (or 49%) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a $35.5 million increase in personnel-related expenses driven by $7.4 million higher stock-based compensation, in addition to continuing to scale up our hosted infrastructure support teams, a $8.1 million increase in fees paid to third party vendors for hosting services related to our subscription services, a $4.3 million increase in Shared Costs related to occupancy and enterprise systems allocated based on headcount, a $2.3 million increase in outside consulting and other expenses, and a $1.8 million increase in royalty fees.
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
Restructuring costs increased to $59.8 million (or 4% of total revenues) during the year ended December 31, 2023. The increase of $59.8 million (or 100%) in restructuring costs for the year ended December 31, 2023 compared to the year ended December 31, 2022 was a result of the January Plan and November Plan. Refer to Note 13. Restructuring in the Notes to the Consolidated Financial Statements for details.
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

Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly consolidated statements of operations data, the percentage of revenues that each line item represents, and the key business metrics for each of the eight quarters in the period ended December 31, 2024. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflects, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Report. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.
Consolidated Statements of Operations Data

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

	(in thousands)
Revenues:
Subscription revenue	297,449	287,934	264,306	251,998	302,428	262,033	227,602	214,728
Maintenance and professional services	130,856	134,547	136,319	136,609	142,750	146,530	148,386	150,703
Total revenues (1)	428,305	422,481	400,625	388,607	445,178	408,563	375,988	365,431
Total cost of revenues (2)	79,934	81,609	82,895	81,755	86,965	83,841	85,592	81,897
Gross profit	348,371	340,872	317,730	306,852	358,213	324,722	290,396	283,534
Operating expenses:
Research and development (2)	75,953	80,316	79,234	79,654	79,464	85,862	87,707	82,039
Sales and marketing (2)	133,707	133,517	147,453	137,433	135,218	129,997	134,500	128,538
General and administrative (2)	41,041	44,707	48,962	50,446	40,681	41,911	38,756	41,360
Amortization of intangible assets	28,547	29,845	31,718	31,739	34,394	34,481	34,348	34,291
Restructuring	5,697	1,554	899	4,355	31,624	407	471	27,253
Total operating expenses (2)	284,945	289,939	308,266	303,627	321,381	292,658	295,782	313,481
Income (loss) from operations	63,426	50,933	9,464	3,225	36,832	32,064	(5,386)	(29,947)
Interest income	14,436	14,829	13,765	13,407	11,736	10,447	9,920	7,583
Interest expense	(32,289)	(36,345)	(38,333)	(39,097)	(39,552)	(39,327)	(37,466)	(35,051)
Other income (expense), net	22,569	(14,011)	851	6,335	(7,705)	5,519	2,531	630
Income (loss) before income taxes	68,142	15,406	(14,253)	(16,130)	1,311	8,703	(30,401)	(56,785)
Income tax expense (benefit)	58,388	29,391	(19,081)	(25,464)	(62,950)	(70,573)	122,065	59,569
Net income (loss)	$9,754	$(13,985)	$4,828	$9,334	$64,261	$79,276	$(152,466)	$(116,354)

(1)Disaggregation of total revenues:

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

	(in thousands)
Revenues:
Cloud subscription(i)	$186,808	$175,809	$161,422	$151,438	$140,319	$128,581	$119,244	$111,778
Self-managed subscription support and other(i)	44,800	46,627	48,908	48,591	50,910	51,542	51,467	51,595
Maintenance(ii)	110,888	115,309	116,482	117,678	121,475	124,267	124,851	125,375
Total revenue recognized over time	342,496	337,745	326,812	317,707	312,704	304,390	295,562	288,748
Self-managed subscription license recognized at a point in time(i)(iii)	65,841	65,498	53,976	51,969	111,199	81,910	56,891	51,355
Total subscription and maintenance revenue	408,337	403,243	380,788	369,676	423,903	386,300	352,453	340,103
Professional services(ii)	19,968	19,238	19,837	18,931	21,275	22,263	23,535	25,328
Total revenues	$428,305	$422,481	$400,625	$388,607	$445,178	$408,563	$375,988	$365,431

(i) Included in Subscription revenue on the consolidated statements of operations.
(ii) Included in Maintenance and Professional services revenue on the consolidated statements of operations.
(iii) We previously presented Perpetual license revenue separately. Because revenue for perpetual licenses are not material for current or past periods due to our transition to a cloud-only, consumption-driven strategy, we have combined these amounts into Self-managed subscription license recognized at a point in time and retrospectively adjusted past periods for comparative purposes.

Revenue recognized over time refers to ratable recognition over the contractual term. Revenue recognized at a point in time refers to recognition upon the later of when the software license is made available or the contractual term commences. Professional services are recognized as services are provided.

(2)Includes stock-based compensation as follows:

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

	(in thousands)
Cost of revenues	$8,518	$8,946	$9,323	$8,153	$8,729	$8,764	$8,944	$7,366
Research and development	18,099	18,390	16,257	18,236	16,015	16,671	17,080	13,252
Sales and marketing	19,837	20,694	21,021	18,942	15,640	16,317	15,084	14,453
General and administrative	15,234	17,970	18,898	18,770	15,657	14,756	14,100	15,271
Total stock-based compensation	$61,688	$66,000	$65,499	$64,101	$56,041	$56,508	$55,208	$50,342

Percentage of Revenue Data

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

Revenues:
Subscription revenue	69%	68%	66%	65%	68%	64%	61%	59%
Maintenance and professional services	31	32	34	35	32	36	39	41
Total revenues	100	100	100	100	100	100	100	100
Total cost of revenues	19	19	21	21	20	21	23	22
Gross profit	81	81	79	79	80	79	77	78
Operating expenses:
Research and development	18	19	20	21	18	21	23	23
Sales and marketing	31	32	37	35	30	32	36	36
General and administrative	10	11	12	13	9	10	10	11
Amortization of intangible assets	7	7	8	8	8	8	9	9
Restructuring	1	—	—	1	7	—	—	7
Total operating expenses	67	69	77	78	72	71	78	86
Income (loss) from operations	14	12	2	1	8	8	(1)	(8)
Interest income	3	4	3	3	3	3	3	2
Interest expense	(8)	(9)	(9)	(10)	(9)	(10)	(11)	(10)
Other income (expense), net	5	(3)	—	2	(2)	1	1	—
Income (loss) before income taxes	14	4	(4)	(4)	—	2	(8)	(16)
Income tax expense (benefit)	13	7	(5)	(7)	(14)	(17)	33	16
Net income (loss)	1%	(3%)	1%	2%	14%	19%	(41)%	(32)%

Seasonal Trends
Subscription patterns for our products have followed quarterly and seasonal trends that we expect to continue. We typically sell a substantial portion of our subscription and services in the last month of each quarter, and demand for our subscription and services are generally highest in the fourth quarter and lowest in the first quarter of each year.
Quarterly Changes in Revenue
Subscription revenue generally increased as a percentage of total revenue for the quarters presented primarily due to our transition to cloud subscription, increased consumption of our products by existing customers and the addition of new customers.
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
Key Business Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our quarterly consolidated financial data, we use the following key business metrics and non-GAAP financial measure to help us evaluate our business and operating performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

	(in millions, except percentages)
Cloud Subscription Annual Recurring Revenue	$827	$748	$703	$653	$617	$550	$513	$483
Self-managed Subscription Annual Recurring Revenue	447	471	494	505	516	527	529	538
Subscription Annual Recurring Revenue	1,274	1,219	1,197	1,158	1,133	1,077	1,042	1,021
Maintenance Annual Recurring Revenue	451	463	471	479	494	499	505	512
Total Annual Recurring Revenue	$1,725	$1,682	$1,668	$1,637	$1,626	$1,576	$1,547	$1,533

Subscription Net Retention Rate (End-user level)	104%	106%	106%	105%	106%	106%	107%	110%
Cloud Subscription Net Retention Rate (End-user level)	117%	119%	119%	118%	119%	118%	116%	118%
Cloud Subscription Net Retention Rate (Global Parent level)	124%	125%	126%	125%	125%	124%	122%	124%

Adjusted EBITDA	$166	$155	$119	$111	$166	$132	$92	$89

Adjusted EBITDA

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

	(in thousands)
GAAP net income (loss)	$9,754	$(13,985)	$4,828	$9,334	$64,261	$79,276	$(152,466)	$(116,354)
Income tax expense (benefit)	58,388	29,391	(19,081)	(25,464)	(62,950)	(70,573)	122,065	59,569
Interest income	(14,436)	(14,829)	(13,765)	(13,407)	(11,736)	(10,447)	(9,920)	(7,583)
Interest expense	32,289	36,345	38,333	39,097	39,552	39,327	37,466	35,051
Debt refinancing costs	—	—	1,366	—	—	—	—	—
Other expense (income), net	(22,569)	14,011	(2,217)	(6,335)	7,705	(5,519)	(2,531)	(630)
Stock-based compensation-related charges	63,010	67,401	68,576	64,101	56,041	56,508	55,208	50,342
Amortization of intangibles	29,435	30,792	32,745	32,773	37,384	37,494	37,237	37,165
Restructuring	5,697	1,554	899	4,355	31,624	407	471	27,253
Acquisition-related costs	—	364	2,403	4,802	—	1,584	—	—
Sponsor-related costs	730	—	773	—	—	—	—	—
Depreciation	3,572	3,745	3,853	2,218	4,543	4,132	4,208	4,200
Adjusted EBITDA	$165,870	$154,789	$118,713	$111,474	$166,424	$132,189	$91,738	$89,013

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics and Non-GAAP Financial Measure” for a description of Annual Recurring Revenue, Cloud Subscription Annual Recurring Revenue, Subscription Annual Recurring Revenue, Maintenance Annual Recurring Revenue, Cloud Subscription Net Retention Rate, Subscription Net Retention Rate, and Adjusted EBITDA.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of December 31, 2024, we had $1,232.4 million in available cash, cash equivalents and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, short term investments, cash flows generated by operations and the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
The Company has a credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders (the “Credit Agreement”). Under the Credit Agreement, the Company borrowed $1.9 billion of dollar term loans (the “Term Facility”) and obtained $250.0 million of commitments under a Revolving Credit Facility.
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
Effective June 11, 2024, the Revolving Credit Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) Term SOFR plus the applicable margin for Term SOFR loans ranging between 2.00% and 2.50% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the Company’s total net first lien leverage ratio.
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
Effective July 1, 2023, the Revolving Credit Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) Term SOFR plus the applicable margin for Term SOFR loans ranging between 2.50% and 2.00% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.50% and 1.00% based on the Company’s total net first lien leverage ratio.
Our primary sources of cash are from cash and cash equivalents, short-term investments, the collection of accounts receivable from our customers and the Revolving Credit Facility. Our uses of cash include payroll and payroll-related expenses and business operating expenses such as hosting services costs, marketing programs, travel, professional services, facilities and related costs, servicing our borrowings, and debt principal payments. Other uses of cash include the purchase of property and equipment and to acquire businesses and technologies to expand our product offerings. We believe cash generated from operations will be sufficient to meet working capital needs and to service our borrowings.
Approximately one third of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$409,850	$266,347	$200,057
Net cash used in investing activities	$(70,710)	$(55,875)	$(185,957)
Net cash (used in) / provided by financing activities	$(146,214)	$21,368	$38,801
Operating Activities:    Cash provided by operating activities for the year ended December 31, 2024 was $409.9 million. Our net income for the year ended December 31, 2024 was $9.9 million, adjusted for non-cash charges, primarily consisting of $257.3 million of stock-based compensation expense, $138.0 million of depreciation and amortization, $14.5 million of non-cash operating lease cost, $17.6 million of deferred income taxes, $1.4 million of debt refinancing costs. Additional cash inflow resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $19.4 million increase in accounts receivable due to higher balance and the timing of collections, a $7.8 million decrease in income tax payable due to the timing of tax payments, and a $31.5 million decrease in accounts payable and accrued liabilities due to timing of payments. This was partially offset by $57.8 million increase in deferred revenue and a $7.3 million decrease in prepaid expenses and assets.
Cash provided by operating activities for the year ended December 31, 2023 was $266.3 million. Our net loss for the year ended December 31, 2023 was $125.3 million, adjusted for non-cash charges, of $401.2 million, and a net cash outflow of $9.6 million provided by changes in our operating assets and liabilities.
Investing Activities:    Net cash used in investing activities for the year ended December 31, 2024 was $70.7 million primarily due to a $527.8 million cash outflow consisting primarily of $523.9 million in purchases of investments and $3.9 million for purchases of property and equipment. These cash outflows were partially offset by $455.2 million in maturities of investments and $1.9 million in other.
Net cash used in investing activities for the year ended December 31, 2023 was $55.9 million due to cash outflow consisting primarily of purchases of investments, cash paid for business combination, and purchases of property and equipment partially offset by cash inflows from maturities and sales of investments.
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
Financing Activities: Net cash used in financing activities for the year ended December 31, 2024 was $146.2 million primarily due to $121.8 million payments for taxes related to net share settlement of restricted stock units, $102.0 million in share repurchases, $20.7 million in debt payments, and $1.3 million in debt refinancing costs. These cash outflows were partially offset by $72.3 million in proceeds from the issuance of shares and a $25.3 million in proceeds from issuance of common stock under the ESPP, and $2.0 million of proceeds from issuance of debt.
Net cash provided by financing activities for the year ended December 31, 2023 was $21.4 million driven by proceeds from issuance of shares and proceeds from issuance of common stock under the ESPP offset by payments for taxes related to net share settlement of restricted stock units and payment of debt.

Debt

Credit Facilities
The Company has a credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. Under the Credit Agreement, the Company incurred $1.9 billion of dollar term loans and obtained $250.0 million of commitments under the Revolving Credit Facility.
The Term Facility matures on October 29, 2028 and is repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Credit Facility matures on October 29, 2026. See Note 9. Borrowings in the Notes to the Consolidated Financial Statements for details.
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
The Credit Agreement contains certain customary affirmative and negative covenants. As of December 31, 2024, we were in compliance with all such covenants.

Contractual and Lease Obligations
The following table summarizes our significant contractual obligations at December 31, 2024, which include our future principal and estimated interest payments under our debt facilities and our future minimum lease payments under operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Future principal and interest payments under the First Lien Dollar Term Facilities	$2,297,634	$144,394	$284,897	$1,868,343	$—
Operating lease payments	59,727	15,740	19,283	10,767	13,937
Purchase commitments	196,800	98,100	98,700	—	—
Total	$2,554,160	$258,234	$402,880	$1,879,110	$13,937
The above commitment table does not include approximately $24.3 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 18. Income Taxes of the Notes to our Consolidated Financial Statements.
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
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP which requires us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Any material differences between these estimates and actual results will impact our consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly.
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
•Allocation of the transaction price to the performance obligations in the contract.    If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP). We generally determine SSP based on the price at which the performance obligation is routinely sold separately, such as support and maintenance on our core offerings. In connection with our self-managed subscription licenses and cloud subscription, we are unable to establish an SSP based on observable prices given the same selling price for the same products are highly variable, and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for self-managed subscription licenses and cloud subscription included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to self-managed subscription licenses and cloud subscription revenues.
•Recognition of revenue when, or as, performance obligations are satisfied.    We satisfy performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of control of a promised good or service to a customer.
We derive our revenues from sales of cloud subscription, self-managed subscription license, self-managed subscription support and other, and maintenance and professional services. We recognize revenue net of applicable sales taxes, financing charges that we have absorbed, and amounts retained by our resellers and distributors, if any.
Subscription Revenue
Subscription revenues primarily consist of revenues from cloud subscription, self-managed subscription licenses and related support. Revenues from self-managed subscription licenses are recognized at a point in time upon transfer of control of the software license to the customer. Revenue on the remaining self-managed subscription support offering is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer. Revenues from our cloud subscription are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. Subscription contracts are generally three years or shorter in length and billed annually in advance.
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
As of December 31, 2024, we had long-term debt outstanding with a carrying value of $1.8 billion. A hypothetical change in interest rate of 0.25% will increase or decrease interest expense by approximately $4.6 million a year. See Note 9. Borrowings, in the Notes to our Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.

On June 11, 2024, we refinanced our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. The Amendment reduced the applicable margin from 2.75% to 2.25% and eliminated the previous credit spread adjustment, effective June 11, 2024. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
Foreign Currency Exchange Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. We currently have cash flow hedges for our Indian Rupee expense exposure that we hedge on a rolling twelve-month basis. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% increase in the value of all applicable foreign currencies relative to the U.S. dollar would have had approximately a $24.2 million negative impact to operating income for the year ended December 31, 2024.
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
As of December 31, 2024, our remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in Other income (expense), net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $94.0 million and $109.6 million of Indian rupees as of December 31, 2024 and 2023, respectively.

Cross-Currency Swap Contracts
During the fourth quarter of 2024, the Company entered into cross-currency swap contracts with a total notional amount of 300 million of Euro for $328 million of USD, designated as net investment hedges, that is used to hedge a portion of the Company's net investment in its European operations. The swap agreement provides for the Company to receive monthly interest payments in U.S. dollars at a float rate and to make Euro interest payments at a float rate. The risk management objective of entering into such agreements is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in euros.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Informatica Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Informatica Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company derives its revenue from sales of multiple products and services, including cloud subscriptions, self-managed subscription licenses, self-managed subscription support, maintenance, and professional services. The Company generally recognizes revenues when it satisfies performance obligations under the terms of its contracts, and control is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services.

Auditing the Company’s revenue recognition required significant effort to identify and evaluate the terms and conditions in subscription contracts and to test the appropriate accounting.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the process to identify and evaluate terms and conditions in subscription contracts and to assess the appropriate accounting.

Among other procedures, on a sample basis, we read executed subscription contracts to test management’s identification and evaluation of the terms and conditions in subscription contracts and management’s determination of the appropriate accounting, including the assessment of the performance obligations and the timing of revenue recognition.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Francisco, California
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Informatica Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Informatica Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Informatica Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
February 25, 2025

INFORMATICA INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$912,460	$732,443
Short-term investments	319,951	259,828
Accounts receivable, net of allowances of $6,618 and $4,414, respectively	509,826	500,068
Contract assets, net	60,343	79,864
Prepaid expenses and other current assets	184,939	180,383
Total current assets	1,987,519	1,752,586
Property and equipment, net	138,999	149,266
Operating lease right-of-use-assets	48,438	57,799
Goodwill	2,326,831	2,361,643
Customer relationships intangible asset, net	550,404	669,781
Other intangible assets, net	5,681	17,393
Deferred tax assets	18,267	15,237
Other assets	203,393	178,377
Total assets	$5,279,532	$5,202,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,155	$18,050
Accrued liabilities	57,696	61,194
Accrued compensation and related expenses	148,248	167,427
Current operating lease liabilities	13,686	16,411
Current portion of long-term debt	18,750	18,750
Income taxes payable	5,815	4,305
Deferred revenue	819,367	767,244
Total current liabilities	1,090,717	1,053,381
Long-term operating lease liabilities	37,771	46,003
Long-term deferred revenue	13,910	19,482
Long-term debt, net	1,790,401	1,805,960
Deferred tax liabilities	7,828	22,425
Long-term income taxes payable	24,276	37,679
Other liabilities	7,315	4,554
Total liabilities	2,972,218	2,989,484
Commitments and contingencies (Note 20)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 and 2,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; Total of 259,485 and 250,874 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2,596	2,510
Class B-1 common stock; $0.01 par value per share; 200,000 and 200,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively ; Total of 44,050 and 44,050 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	440	440
Class B-2 common stock; $0.00001 par value per share, 200,000 and 200,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively ; Total of 44,050 and 44,050 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	3,670,371	3,540,502
Accumulated other comprehensive loss	(67,383)	(22,370)
Accumulated deficit	(1,298,710)	(1,308,484)
Total stockholders’ equity	2,307,314	2,212,598
Total liabilities and stockholders’ equity	$5,279,532	$5,202,082
See accompanying notes to consolidated financial statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022

Revenues:
Subscription revenue	1,101,687	1,006,791	867,560
Maintenance and professional services	538,331	588,369	637,558
Total revenues	1,640,018	1,595,160	1,505,118
Cost of revenues:
Subscription costs	193,655	158,016	106,023
Maintenance and professional services costs	128,642	168,513	202,126
Amortization of acquired technology	3,896	11,766	35,354
Total cost of revenues	326,193	338,295	343,503
Gross profit	1,313,825	1,256,865	1,161,615
Operating expenses:
Research and development	315,157	335,072	318,769
Sales and marketing	552,110	528,253	535,680
General and administrative	185,156	162,708	128,092
Amortization of intangible assets	121,849	137,514	153,471
Restructuring	12,505	59,755	—
Total operating expenses	1,186,777	1,223,302	1,136,012
Income from operations	127,048	33,563	25,603
Interest income	56,437	39,686	9,224
Interest expense	(146,064)	(151,396)	(78,020)
Other income, net	15,744	975	8,996
Income (loss) before income taxes	53,165	(77,172)	(34,197)
Income tax expense	43,234	48,111	19,478
Net income (loss)	$9,931	$(125,283)	$(53,675)
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.03	$(0.43)	$(0.19)
Diluted	0.03	(0.43)	(0.19)
Weighted-average shares used in computing net income (loss) per share:
Basic	301,778	288,581	281,129
Diluted	313,491	288,581	281,129

See accompanying notes to consolidated financial statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2024	2023	2022

Net income (loss)	$9,931	$(125,283)	$(53,675)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments, net of tax benefit (expense) of $623, $(55) and $548, respectively	(59,403)	22,790	(65,667)
Available-for-sale debt securities:
Change in unrealized gain (loss), net of tax (expense) benefit of $(6), $(37) and $56, respectively	18	115	(171)
Less: reclassification adjustment for loss included in net income (loss), net of tax benefit of $0, $36 and $0, respectively	—	108	—
Available-for-sale debt securities, net change	18	223	(171)
Cash flow hedges:
Change in unrealized (loss) gain, net of tax benefit (expense) of $392, $(483) and $(1,113), respectively	(1,199)	1,479	3,379
Less: reclassification adjustment for (gain) loss included in net income (loss), net of tax (expense) benefit of $(188), $265 and $(774), respectively	(576)	809	(2,363)
Cash flow hedge, net change	(1,775)	2,288	1,016
Change in fair value of cross currency swap contracts, net of tax expense of $—, $—and $—, respectively	16,147	—	—
Total other comprehensive (loss) income, net of tax effect	(45,013)	25,301	(64,822)
Total comprehensive loss, net of tax effect	$(35,082)	$(99,982)	$(118,497)
See accompanying notes to consolidated financial statements.

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2021	234,189	$2,343	44,050	$440	44,050	$—	$3,093,232	$17,151	$(1,129,490)	$1,983,676
Stock-based compensation	—	—	—	—	—	—	136,469	—	—	136,469
Issuance of shares under employee stock purchase plan	1,925	19	—	—	—	—	32,771	—	—	32,790
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(24)	(24)
Issuance of shares under equity plans	3,635	36	—	—	—	—	19,911	—	—	19,947
Net loss	—	—	—	—	—	—	—	—	(53,675)	(53,675)
Other comprehensive loss	—	—	—	—	—	—	—	(64,822)	—	(64,822)
Balances, December 31, 2022	239,749	$2,398	44,050	$440	44,050	$—	$3,282,383	$(47,671)	$(1,183,189)	$2,054,361
Stock-based compensation	—	—	—	—	—	—	218,099	—	—	218,099
Issuance of shares under employee stock purchase plan	1,947	19	—	—	—	—	28,210	—	—	28,229
Shares withheld related to net share settlement of equity awards	(2,250)	(22)	—	—	—	—	(44,854)	—	—	(44,876)
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Issuance of shares under equity plans	11,428	115	—	—	—	—	56,664	—	—	56,779
Net loss	—	—	—	—	—	—	—	—	(125,283)	(125,283)
Other comprehensive income	—	—	—	—	—	—	—	25,301	—	25,301
Balances, December 31, 2023	250,874	$2,510	44,050	$440	44,050	$—	$3,540,502	$(22,370)	$(1,308,484)	$2,212,598
Stock-based compensation	—	—	—	—	—	—	257,259	—	—	257,259
Issuance of shares under employee stock purchase plan	1,496	15	—	—	—	—	25,252	—	—	25,267
Shares withheld related to net share settlement of equity awards	(4,222)	(42)	—	—	—	—	(121,803)	—	—	(121,845)
Repurchases of common stock	(3,871)	(39)	—	—	—	—	(103,016)	—	(145)	(103,200)
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Issuance of shares under equity plans	15,208	152	—	—	—	—	72,177	—	—	72,329
Net income	—	—	—	—	—	—	—	—	9,931	9,931
Other comprehensive loss	—	—	—	—	—	—	—	(45,013)	—	(45,013)
Balances, December 31, 2024	259,485	$2,596	44,050	$440	44,050	$—	$3,670,371	$(67,383)	$(1,298,710)	$2,307,314

INFORMATICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022

Operating activities:
Net income (loss)	$9,931	$(125,283)	$(53,675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,544	17,513	21,208
Non-cash operating lease costs	14,542	16,325	16,268
Stock-based compensation	257,288	218,099	135,862
Deferred income taxes	(17,603)	991	(85,579)
Amortization of intangible assets and acquired technology	125,745	149,280	188,825
Amortization of debt issuance costs	3,679	3,457	3,607
Amortization of investment discount, net of premium	(5,052)	(4,422)	(1,002)
Debt refinancing costs	1,366	—	—
Changes in operating assets and liabilities:
Accounts receivable	(19,460)	(38,301)	(17,249)
Prepaid expenses and other assets	7,337	1,891	(25,511)
Accounts payable and accrued liabilities	(31,511)	(20,758)	(50,697)
Income taxes payable	(7,800)	(35,218)	12,127
Deferred revenue	57,844	82,773	55,873
Net cash provided by operating activities	409,850	266,347	200,057
Investing activities:
Purchases of property and equipment	(3,944)	(6,543)	(5,465)
Purchases of investments	(523,876)	(328,473)	(290,040)
Maturities of investments	455,232	252,107	109,548
Sales of investments	—	39,510	—
Business acquisitions, net of cash acquired	—	(12,476)	—
Other	1,878	—	—
Net cash used in investing activities	(70,710)	(55,875)	(185,957)
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	25,267	28,229	32,790
Payments of offering costs	—	—	(2,085)
Payments for dividends related to Class B-2 shares	(12)	(12)	(24)
Payments for repurchases of common stock	(101,854)	—	—
Payment of debt	(20,721)	(18,752)	(14,063)
Payment of debt refinancing costs	(1,349)	—	—
Proceeds from issuance of debt	1,971	—	—
Payments for taxes related to net share settlement of equity awards	(121,845)	(44,876)	—
Net activity from derivatives with an other-than-insignificant financing element	—	—	2,236
Proceeds from issuance of shares under equity plans	72,329	56,779	19,947
Net cash (used in)/ provided by financing activities	(146,214)	21,368	38,801
Effect of foreign exchange rate changes on cash and cash equivalents	(12,909)	2,724	(13,118)
Net increase in cash and cash equivalents	180,017	234,564	39,783
Cash and cash equivalents at beginning of period	732,443	497,879	458,096
Cash and cash equivalents at end of period	$912,460	$732,443	$497,879
Supplemental disclosures:
Cash paid for interest	$144,362	$147,340	$84,563
Cash paid for income taxes, net of refunds	$68,637	$82,342	$92,930
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$805	$1,624	$1,390
See accompanying notes to consolidated financial statements.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business
Informatica Inc. (the “Company” or “Informatica”) delivers an industry leading artificial intelligence (“AI”) enabled data management products on a cloud native platform that connects, manages, and unifies data across multi-vendor, multi-cloud and hybrid systems at enterprise scale. The platform enables the Company’s customers to accurately track and understand their data, allowing them to create 360-degree customer experiences, automate data operations across enterprise-wide business processes, and pursue holistic data-driven digital strategies by harnessing the power of the cloud. The Company’s platform includes a suite of interoperable data management products that leverage the shared services and metadata of the underlying platform, including products for Data Catalog, Data Integration & Engineering, API & Application Integration, Data Quality and Observability, Master Data Management, Customer and Business 360 Applications, Governance, Access and Privacy, and Data Marketplace. The Company was incorporated as a Delaware corporation on June 4, 2021. Unless the context otherwise requires, references to “Informatica” and the “Company” mean Informatica Inc. and its consolidated subsidiaries for all periods presented.
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
The Company previously presented Subscriptions and Perpetual license revenues and cost of revenues separately on its consolidated statement of operations. Because revenue and costs for perpetual licenses are not material for current or past periods due to transition to a cloud-only, consumption-driven strategy, the Company has combined these amounts and have retrospectively adjusted past periods for comparative purposes. The Company continues to renew its maintenance contracts related to the perpetual licenses sold in prior periods and recognize maintenance revenue which is presented as a part of Maintenance and professional services on its consolidated statement of operations.
Segment Reporting
The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. As such, the Company has determined that it has one operating segment which is also their reportable segment. The CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. The CODM reviews and utilizes function expenses (cost of revenues, research and development, sales and marketing, and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net income are interest income, interest expense, other income, net, and income tax expense (benefit), which are reflected in the consolidated statements of operations.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area were as follows (in thousands):

	December 31, 2024	December 31, 2023
United States	$137,333	$148,569
India	11,968	17,676
Ireland	20,576	24,723
Other	17,560	16,097
Total	$187,437	$207,065
Use of Estimates
The Company’s consolidated financial statements are prepared in accordance with GAAP, which require management to make certain estimates, judgments, and assumptions in the evaluation of terms and conditions in customer revenue contracts, including the assessment of performance obligations, and the realizability of deferred tax assets. Management believes the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company’s consolidated financial statements. The Company assesses these estimates on a regular basis, however actual results could differ from estimates due to risks and uncertainties.
Revenue Recognition
The Company derives its revenue from sales of 1) cloud subscription, representing access to the Company’s software via Company-hosted cloud applications, 2) self-managed subscription license, representing a term license to self-managed software, 3) self-managed subscription support and other and 4) maintenance and professional services, consisting of maintenance on perpetual software licenses, and professional services. The Company recognizes revenue net of applicable sales taxes, financing charges it has absorbed, and amounts retained by its partners (including resellers and distributors), if any. The Company does not act as an agent in any of its revenue arrangements.
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

Performance obligations contained in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, because the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and (ii) distinct in the context of the contract, and the transfer of the goods or services is separate from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies its judgment to determine whether the promised goods or services are capable of being distinct, and distinct in the context of the contract. The Company’s cloud subscription services include cloud functionalities and, for most products, also a secure agent that is installed on a customer’s environment, either on their third-party cloud infrastructure or on a customer's premises. The secure agent performs tasks and enables secure communication behind a customer’s firewall with the cloud functionalities. For these products, customers are not able to use either the cloud functionalities or secure agent for their intended purpose on their own without use of the other component. The cloud functionalities and secure agent are accounted for together as a single performance obligation because the Company has concluded that the cloud functionalities and secure agent are

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
highly interdependent and interrelated based on the significant two-way dependency between the components. The table below summarizes the Company's performance obligations and associated revenue recognition pattern.

	Point in time revenue	Over time revenue	As services are provided	Description
Subscription revenue
Cloud subscription		X		Ratably over the contractual term; commencing upon the later of when access to the service is made available or the contractual term commences
Self-managed subscription license	X			Upon the later of when the software license is made available or the contractual term commences
Self-managed subscription support and other		X		Ratably over the contractual term; commencing upon the later of when access to the service is made available or the contractual term commences
Maintenance and professional services
Maintenance		X		Ratably over the contractual term
Professional services			X	As services are provided
Subscription Revenue
Subscription revenue is comprised of 1) cloud subscription, 2) self-managed subscription license, 3) self-managed subscription support and other.
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

The determination of SSP requires judgment and is established for performance obligations that are routinely sold separately, such as support and maintenance on the Company’s core offerings. In connection with its cloud subscription and self-managed subscription licenses, the Company is unable to establish SSP based on observable prices given the products are sold for a broad range of amounts (that is, the price is highly variable), and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for cloud subscription offerings and self-managed subscription licenses, included in a contract with multiple performance obligations, is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud subscription and self-managed subscription licenses.
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
Contract balances
The timing of revenue recognition, billings, and cash collections results in contract assets (both billed accounts receivable, where the Company has an unconditional right to contract consideration subject only to the passage of time, and unbilled receivables), and deferred revenue on the Company’s accompanying consolidated balance sheets.

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

Contract Assets
Contract assets represent reported revenues attributable to performance obligations that have been satisfied, but such amounts remain unbilled due to certain remaining conditions under the contract not yet being met. Contract assets are primarily driven by sales of self-managed subscription licenses typically with one to three year subscription terms, but the related fees are generally invoiced annually. There were immaterial credit losses associated with contracts with customers for the years ended December 31, 2024 and 2023.
Deferred Revenue
Deferred revenue represents cash payments received or due in advance of fulfilling performance obligations. In arrangements whereby the Company has an obligation to transfer goods or services to the customer and fees are invoiced or amounts are received ahead of revenue being recognized under non-cancelable contracts, deferred revenue is recorded. Deferred revenue will be recognized as revenue in future periods. As of December 31, 2024 and December 31, 2023, deferred revenue was $833.3 million and $786.7 million, respectively.
The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Deferred revenue was approximately $833.3 million as of December 31, 2024, of which the Company expects to recognize $819.4 million over the next 12 months, and the remainder thereafter. The amount of revenues recognized during the years ended December 31, 2024 and 2023 that were included in the opening deferred revenue balance was approximately $764.7 million and $674.9 million, respectively.
Remaining Performance Obligations from Customer Contracts
Remaining performance obligations represent contracted revenues that have not yet been recognized (including deferred revenue) and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that the Company records and total revenues that it recognizes are impacted by a variety of seasonal factors. In each year, the amounts and volumes of contracting activity and associated revenues are typically highest in its fourth fiscal quarter and lowest in the first fiscal quarter. These seasonal impacts influence how the Company's remaining performance obligations change over time, and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that the Company reports at a point in time. As of December 31, 2024, the Company’s remaining performance obligations were $1.8 billion, which does not include customer deposit liabilities. The Company expects to recognize approximately 64% of its remaining performance obligations at December 31, 2024, as revenues over the next twelve months and the remainder over the next two to three years.
Costs to obtain a contract
Costs to obtain a contract primarily include sales commissions earned as well as payroll taxes and other costs associated with and directly attributable to the contract obtained. These costs are considered incremental and recoverable costs of obtaining a contract, and therefore, are capitalized when certain customer contracts are signed. These costs are recorded as deferred commission expense in Prepaid expenses and other current assets and Other assets in the consolidated balance sheets.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales commissions paid for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates between initial contract and renewal contracts.
Accordingly, costs to obtain a contract paid upon the initial acquisition of the contract are amortized over the estimated period of benefit of five years, which may exceed the term of the initial contract. The Company determines the estimated period of benefit based on the duration of relationships with its customers, which includes the expected renewals of customer contracts, customer retention data, its technology development lifecycle, and other factors. Costs to obtain a contract paid upon multi-year renewal are amortized over the renewal contract term. The Company amortizes both new and renewal commissions on a straight-line basis. Amortization expense is included in Sales and Marketing expenses in the consolidated statements of operations.
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

Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its estimated fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the estimated fair value, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill during the years ended December 31, 2024, 2023 and 2022.
Impairment of Definite-lived Intangible Assets and other Long-lived Assets
The Company evaluates long-lived assets, which includes intangible assets and tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. The Company measures any amount of impairment based on the difference between the carrying value and the estimated fair value of the impaired asset. There were no material impairments of long-lived assets during the years ended December 31, 2024, 2023 and 2022.
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. The Company measures and recognizes compensation expense for all stock-based awards, including restricted stock units ("RSUs") granted to employees and directors, performance stock units ("PSUs"), PSUs subject to certain market condition(s), and stock purchase rights granted under the Company's 2021 Employee Stock Purchase Plan ("ESPP") to employees, based on the estimated fair value of the awards on the date of grant.

The fair value of RSUs or PSUs which are subject to a service condition or service and performance condition based on vesting is determined by the closing price of the Company's common stock on the date of grant.

The Company uses the Black-Scholes Merton model to value purchase rights granted under the ESPP. PSUs with service and market conditions are valued using the Monte Carlo model. Both models require the input of certain assumptions on the grant date, including fair value of the underlying stock and exercise price, expected term, volatility over an expected term, risk-free interest rate for an expected term, and dividend yield.

Compensation expense is recognized for service-based options and RSUs on a straight-line basis over the vesting period. Compensation expense for options and PSUs containing performance conditions is based on the

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimated number of the performance-based stock options/units expected to vest, and recognized using the graded vesting attribution method. Compensation expense for PSUs containing market conditions is based on the estimated number of PSUs expected to vest on attainment of the market condition(s), and recognized using the graded vesting attribution method. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for PSUs and the compensation cost is not reversed if the market condition(s) is (are) not achieved, provided the requisite service has been provided. Compensation expense is recognized for shares issued pursuant to the ESPP on a straight-line basis over the offering period. The Company recognizes forfeitures as they occur, and cash flows related to excess tax benefits are presented as an operating activity in the accompanying consolidated statements of cash flows.
Net Income (Loss) Per Share Attributable to Class A and Class B-1 Common Stockholders
The Company utilizes the treasury method when calculating basic and diluted net income (loss) per share. The rights of the holders of Class A common stock and Class B-1 common stock are identical in all respects, except that Class B-1 common stock will not vote on the election or removal of directors. The holders of Class B-2 common stock have no participating rights (voting or otherwise), except for the right to vote on the election or removal of directors and will be entitled to a nominal annual dividend of CAD $15,000 in the aggregate. As Class B-2 common stock have no participating economic rights, the Company is not required to use the two-class method.

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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s derivative contracts are transacted with various financial institutions with high credit ratings. The Company evaluates its counterparties associated with the Company’s foreign currency instruments at least quarterly. Since all of these counterparties are large credit-worthy commercial banking institutions, the Company does not consider counterparty non-performance to be a material risk. The Company may enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty.
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
No customer accounted for more than 10% of revenue in the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and December 31, 2023, no customer accounted for more than 10% of the accounts receivable balance.
Allowance for Credit Losses
The Company estimates the overall collectability of accounts receivable and other contract assets and provides an allowance for credit losses for those considered uncollectible. The Company makes estimates of expected credit losses by specifically analyzing its accounts receivable and other contract assets based on historical experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in its customer payment terms. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The Company records the expected credit losses in general and administrative expense. On December 31, 2024 and 2023, the Company’s allowance for credit losses were $6.6 million and $4.4 million, respectively.

The table below details the activity of the allowance, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Beginning Balance	Increase/(decrease) in Provision for Expected Credit Loss	Write-offs, Net of Recoveries	Revaluation (i)	Ending Balance
December 31, 2022	$4,644	207	(176)	(67)	$4,608
December 31, 2023	$4,608	(121)	(166)	93	$4,414
December 31, 2024	$4,414	2,291	(3)	(84)	$6,618

(i)The amounts represent revaluations on balances denominated in foreign currencies.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Debt Issuance Costs
Debt issuance costs are initially deferred and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to the dollar term loan facilities are considered long-term and presented as a direct reduction to Long-term debt, net in the consolidated balance sheets. Unamortized debt issuance costs related to the Revolving Credit Facility are also considered long-term and are included in other assets in the consolidated balance sheets.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2024, 2023 and 2022 were $8.4 million, $9.9 million and $13.7 million, respectively.
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company also entered into net investment hedges which consist of cross-currency swap contracts to hedge a portion of the Company's net investment in its European operations. Gains and losses on net investment hedges are recorded in other comprehensive income (loss) and will remain there until either the sale or substantially complete liquidation of the hedged operations. The components excluded from the assessment of effectiveness is recognized in interest expense, net on the consolidated statement of operations.

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted this standard on January 1, 2024, using a retrospective method. See "Segment Reporting" section above for more discussion.

Recent Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Responses to the SEC's Disclosure Update and Simplification Initiative. The amendments clarify or improve disclosure and presentation requirements on various disclosure areas, including the statement of cash flows, earnings per share, debt, and equity. The amendments will align the requirements in the FASB ASC with the SEC's regulations. The amendments in this ASU will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will not be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of this update on its consolidated financial statement disclosures.
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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2024 and December 31, 2023 (in thousands).

	December 31,
	2024	2023

Cash	$286,543	$185,498
Cash equivalents:
Time deposits	146,779	72,302
Money market funds	476,147	474,643
Commercial paper	2,991	—
Total cash equivalents	625,917	546,945
Total cash and cash equivalents	$912,460	732,443
Short-term investments:
Time deposits	225,103	153,550
Commercial paper	45,194	73,767
Corporate debt securities	31,593	3,964
U.S. government and U.S. government agency securities	18,061	28,547
Total short-term investments	319,951	259,828
Long-term investments(i):
U.S. government agency securities	13,594	—
Total long-term investments	13,594	—

Total cash, cash equivalents and investments	$1,246,005	$992,271
_____________
(i)Included in other assets on the consolidated balance sheets.
See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2024 (in thousands).

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$18,047	$14	$—	$18,061
U.S. government agency securities	13,598	—	(4)	13,594
Corporate debt securities	31,551	44	(2)	31,593
Commercial paper	48,145	42	(2)	48,185
Total	$111,341	$100	$(8)	$111,433

The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2023 (in thousands).

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$18,596	$5	$—	$18,601
U.S. government agency securities	9,949	—	(3)	9,946
Corporate debt securities	3,963	1	—	3,964
Commercial paper	73,701	76	(10)	73,767
Total	$106,209	$82	$(13)	$106,278

There were no realized losses related to available-for-sale debt securities for the year ended December 31, 2024. As of December 31, 2024, the fair value of the Company's available-for-sale debt securities with contractual maturity of one year or less from the consolidated balance sheet date was $97.8 million.

As of December 31, 2024, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were immaterial, which were related to $25.1 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The Company did not recognize any credit losses related to the Company’s debt securities during the year ended December 31, 2024. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$371,882	$371,882	$—	$—
Money market funds(ii)	476,147	476,147	—	—
Commercial paper(i)	48,185	—	48,185	—
Corporate debt securities(iii)	31,593	—	31,593	—
U.S. government and U.S. government agency securities(iii)(iv)	31,655	—	31,655	—
Total cash equivalents and investments	959,462	848,029	111,433	—
Cross currency swap contracts(iv)	16,147	—	16,147	—
Total assets	$975,609	$848,029	$127,580	$—
Liabilities:
Foreign currency derivatives(v)	2,205	—	2,205	—
Total liabilities	$2,205	$—	$2,205	$—
__________
(i)Included in cash equivalents and short-term investments on the consolidated balance sheets.
(ii)Included in cash equivalents on the consolidated balance sheets.
(iii)Included in short-term investments on the consolidated balance sheets.
(iv)Included in prepaid expenses and other current assets and other assets on the consolidated balance sheets.
(v)Included in accrued liabilities and other liabilities on the consolidated balance sheets.

As of December 31, 2024, 87% and 13% of the Company’s total financial assets subject to fair value measurement are classified as Level 1 and Level 2, respectively.

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

Foreign Currency, Cross-currency and Hedging Instruments
Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency rates and futures contracts). The Company records its derivative assets and liabilities on a gross basis in the consolidated balance sheet and uses mid-market pricing as a practical expedient for fair value measurements.
Key inputs for foreign currency instruments are the spot rates, forward rates and interest rates. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over SOFR on its most recent corporate borrowing rate.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The counterparties associated with the Company’s foreign currency forward contracts and cross-currency swap contracts are large credit-worthy financial institutions. The foreign currency derivatives transacted with these entities are relatively short in duration, and the cross-currency derivatives are spread between four counterparties; therefore, the Company does not consider counterparty concentration and non-performance to be material risks at this time. Both the Company and the counterparties are expected to perform under the contractual terms of the instruments.
There were no transfers between Level 1, Level 2 and Level 3 categories during the years ended December 31, 2024 and 2023.
Note 6. Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at December 31, 2024 and 2023 (in thousands, except years):

	Estimated Useful Lives	December 31,
		2024	2023

Land	N/A	$40,512	$40,512
Buildings	25 years	118,134	118,134
Site improvements	15 years	2,567	2,569
Building improvements	10-15 years	36,286	35,417
Total land and buildings		197,499	196,632
Computer, equipment, and software	1-5 years	97,888	103,747
Furniture and fixtures	3-5 years	16,071	16,612
Leasehold improvements	1-10 years	48,980	53,432
Total property and equipment		360,438	370,423
Less: Accumulated depreciation and amortization		(221,439)	(221,157)
Total property and equipment, net		$138,999	$149,266
Depreciation and amortization expense were $13.5 million, $17.5 million, and $21.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 7. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of the goodwill as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023

Beginning balance	$2,361,643	$2,337,036
Goodwill from acquisition	—	6,754
Foreign currency translation adjustment	(35,046)	17,853
Measurement period adjustment	234	—
Ending balance	$2,326,831	$2,361,643
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of December 31, 2024 and 2023 are as follows (in thousands, except years):

	Weighted Average Useful Life (Years)	December 31, 2024			December 31, 2023
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	15	$2,153,972	$(1,603,568)	$550,404	$2,159,179	$(1,489,398)	$669,781
Other intangible assets:
Acquired developed and core technology	6	880,662	(874,981)	5,681	880,758	(871,085)	9,673
Trade names and trademark	7	81,610	(81,610)	—	81,651	(73,931)	7,720
Total other intangible assets		962,272	(956,591)	5,681	962,409	(945,016)	17,393
Total intangible assets, net		$3,116,244	$(2,560,159)	$556,085	$3,121,588	$(2,434,414)	$687,174

The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $125.7 million, $149.3 million and $188.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022

Cost of revenues	$3,896	$11,766	$35,354
Operating expenses	121,849	137,514	153,471
Total amortization of intangible assets	$125,745	$149,280	$188,825
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of December 31, 2024, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

Years ending December 31,	Customer Relationships Intangible Asset	Other Intangible Assets	Total Intangible Assets
2025	$99,131	$2,123	$101,254
2026	86,194	1,423	87,617
2027	74,800	681	75,481
2028	64,992	526	65,518
2029	56,425	327	56,752
Thereafter	168,862	601	169,463
Total expected amortization expense	$550,404	$5,681	$556,085

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Accrued Liabilities
Accrued liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	Year ended December 31,
	2024	2023

Accrued taxes	$20,792	$25,902
Derivative liabilities	2,042	44
Other	34,862	35,248
Accrued Liabilities	$57,696	$61,194
Note 9. Borrowings
Long-term debt consists of the following (in thousands):

	Year ended December 31,
	2024	2023

Dollar term loan	$1,823,437	$1,842,188
Less: Discount on term loan	(5,265)	(6,441)
Less: Debt issuance costs	(9,021)	(11,037)
Total debt, net of discount and debt issuance costs	1,809,151	1,824,710
Less: Current portion of long-term debt	(18,750)	(18,750)
Long-term debt, net of current portion	$1,790,401	$1,805,960
As of December 31, 2024, the Company had an outstanding dollar term loan (the "Term Facility") for a carrying amount of $1,809.2 million and a fair value, based on Level 2 inputs related to fair market value, of $1,834.8 million. As of December 31, 2023, the Company had an outstanding dollar term loan for a carrying amount of $1,824.7 million and a fair value, based on Level 2 inputs related to fair market value, of 1,848.3 million.
Credit Facilities

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders (the “Credit Agreement”). Under the Credit Agreement, the Company borrowed $1.9 billion of dollar term loans (the “Term Facility”) and obtained $250.0 million of commitments under a Revolving Credit Facility.
The Term Facility matures on October 29, 2028 and is repayable in quarterly installments of 0.25% of the initial principal amount thereof, with the remaining amount due at maturity. The Revolving Credit Facility matures on October 29, 2026.
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
On June 11, 2024, the Company refinanced the Credit Agreement with Amendment No. 2 (the “Amendment”), with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. The Amendment reduced the applicable margin from 2.75% to 2.25% and eliminated the previous credit spread adjustment effective June 11, 2024. The Amendment is predominantly accounted for as a modification. The loss on any extinguished debt within the syndicate was immaterial. The Company incurred transaction fees of approximately $1.4 million during the second

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
quarter of 2024, which were recorded as a component of Other income, net on the Consolidated Statements of Operations. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.

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
Effective June 11, 2024, the Revolving Credit Facility accrues interest at a per annum rate based on either, at the Company’s election, (i) Term SOFR plus the applicable margin for Term SOFR loans ranging between 2.00% and 2.50% based on the Company’s total net first lien leverage ratio or (ii) the base rate plus an applicable margin ranging between 1.00% and 1.50% based on the Company’s total net first lien leverage ratio.

No amounts were outstanding under the Revolving Credit Facility as of December 31, 2024 and December 31, 2023. There were $1.4 million and $1.6 million of utilized letters of credit under the Revolving Credit Facility at December 31, 2024 and December 31, 2023, respectively.

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

Accrued interest is payable (i) quarterly in arrears with respect to base rate loans, (ii) at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than 3 months) with respect to Term SOFR loans, (iii) the date of any repayment or prepayment, and (iv) at maturity (whether by acceleration or otherwise). The Company is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. Under the Credit Agreement, a commitment fee is payable on the daily unutilized amount under the Revolving Credit Facility at a per annum rate ranging from 0.35% to 0.25% depending on the Company’s total net first lien leverage ratio.

The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2024.

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
1 Term SOFR is SOFR based on the interest period selected

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum principal payments
Future minimum principal payments on the Term Facility as of December 31, 2024 are as follows (in thousands):

2025	$18,750
2026	18,750
2027	18,750
2028	1,767,187
Total	$1,823,437

Note 10. Disaggregation of Revenue

The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022

Revenues:
Cloud subscription(i)	$675,477	$499,922	$359,380
Self-managed subscription support and other(i)	188,926	205,514	203,112
Maintenance(ii)	460,357	495,968	519,996
Total revenue recognized over time	1,324,760	1,201,404	1,082,488
Self-managed subscription license recognized at a point in time(i)(iii)	237,284	301,355	305,068
Total subscription and maintenance revenue	1,562,044	1,502,759	1,387,556
Professional services(ii)	77,974	92,401	117,562
Total revenues	$1,640,018	$1,595,160	$1,505,118
(i) Included in Subscription revenue on the consolidated statements of operations.
(ii) Included in Maintenance and Professional services revenue on the consolidated statements of operations.
(iii) The Company previously presented Perpetual license revenue separately. Because revenue for perpetual licenses are not material for current or past periods due to our transition to a cloud-only, consumption-driven strategy, the Company has combined these amounts into Self-managed subscription license recognized at a point in time and retrospectively adjusted past periods for comparative purposes.

Revenue recognized over time refers to ratable recognition over the contractual term. Revenue recognized at a point in time refers to recognition upon the later of when the software license is made available or the contractual term commences. Professional services are recognized as services are provided.

Revenue by geographic location for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022

North America	$1,097,088	$1,082,022	$1,032,978
EMEA	375,779	354,610	314,978
Asia Pacific	130,659	123,751	124,156
Latin America	36,492	34,777	33,006
Total revenues	$1,640,018	$1,595,160	$1,505,118

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2024, 2023 and 2022, the Company’s revenue from customers in the United States was $1,023.8 million, $1,014.8 million and $979.1 million, respectively. Revenue from customers in all foreign countries during those periods was $616.2 million, $580.4 million and $526.0 million, respectively. No foreign country represented 10% or more of the Company’s total revenue for the three years ended December 31, 2024, 2023 and 2022, respectively.

Note 11. Capitalized Costs to Obtain a Contract

Costs to obtain contracts consist primarily of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the years ended December 31, 2024 and 2023 (in thousands):

Ending balance as of December 31, 2022	$217,804
Additions	93,135
Commissions amortized	(74,634)
Revaluation	1,686
Ending balance as of December 31, 2023	$237,991
Additions, net	99,233
Commissions amortized	(84,021)
Revaluation	(3,996)
Ending balance as of December 31, 2024	$249,207
As of December 31, 2024, $85.2 million of deferred commissions balance was included in prepaid expenses and other current assets and $164.0 million of deferred commissions balance was included in other assets in the consolidated balance sheet.
Note 12. Leases
The Company leases certain office facilities under various operating leases, which expire at various dates through 2035 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The Company’s leases have remaining lease terms of up to 10 years, some of which include options to extend the lease for up to 5 years. Additionally, some lease contracts include termination options. The Company’s lease agreements do not contain any residual value guarantees, material variable payment provisions or material restrictive covenants.
Total operating lease expense was $19.2 million, $20.2 million, and $19.9 million, excluding short term lease costs, variable lease costs, and sublease income each of which were immaterial for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded under operating expenses.
Total cash paid for amounts included in the measurement of operating lease liabilities was $19.2 million and $20.1 million, for the years ended December 31, 2024 and 2023, respectively. Operating lease liabilities arising from obtaining additional operating right-of-use assets were $7.8 million and $5.4 million, at December 31, 2024 and 2023, respectively.
The weighted-average remaining lease term and weighted-average discount rate for operating lease liabilities as of December 31, 2024 were 6.16 years and 5.40%, respectively.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of operating lease liabilities as of December 31, 2024 are presented in the table below (in thousands):

Year ending December 31,
2025	$15,740
2026	11,043
2027	8,240
2028	6,474
2029	4,293
Thereafter	13,937
Total operating lease payments	$59,727
Less: imputed interest	(8,270)
Present value of operating lease liabilities	$51,457
The Company leases certain portions of its owned facilities to a third party. The Company earned lease income of $2.8 million, $4.5 million and $4.5 million for the years ending December 31, 2024, 2023 and 2022, respectively and is included in Other income, net on the consolidated statements of operations. The terms of this non-cancelable lease arrangement require fixed periodic payments until Q1 2025.
Note 13. Restructuring
On January 10, 2023, the Company announced a plan to reduce its workforce by approximately 450 employees, representing approximately 7% of the Company’s then-current global workforce, and a closure of an office (the “January Plan”). The January Plan was intended to better align the Company’s global workforce and cost base with its cloud-only, consumption-driven ("CoCd") strategy and current business needs. For the year-ended December 31, 2023, the Company recorded $28.2 million of restructuring expenses in relation to the January Plan, including $1.1 million related to the right-of-use assets impairment charge for the office closure. These costs were paid as of December 31, 2023.
On November 1, 2023, the Company announced a plan to reduce its workforce by approximately 500 employees, representing approximately 10% of the Company’s then-current global workforce, and reduce its global real estate footprint (the “November Plan”). The November Plan was intended to further streamline the Company’s cost structure as a direct result of the CoCd strategy announced in January 2023. For the year-ended December 31, 2023, the Company recorded $31.6 million of restructuring expenses in relation to the November Plan, including $0.4 million related to the right-of-use assets impairment charge for the reduction in office space. As of December 31, 2023, the Company had a restructuring accrual of $15.6 million.

For the year-ended December 31, 2024, the Company recorded $12.5 million of restructuring expenses, including $1.0 million related to the right-of-use assets impairment charge for the reduction in office space. Of the total charges incurred in 2024 and 2023, $35.7 million was paid as of December 31, 2024. The Company expects to pay the remaining amount of $8.4 million by Q1 2025 except for $3.1 million related to the restructured facility, which is expected to be paid over the remaining lease term of five years.

Note 14. Derivative Financial Instruments
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

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
is to reduce the volatility of forecasted cash flows and expenses caused by movements in foreign currency exchange rates, in particular the Indian rupee. The Company is currently using foreign exchange forward contracts to hedge the anticipated foreign currency expenses of its subsidiary in India.
The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of December 31, 2024, a net unrealized loss of approximately $1.6 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within the next approximate twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of December 31, 2024 and 2023, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense), net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $94.0 million and $109.6 million of Indian rupees as of December 31, 2024 and 2023, respectively.

Cross-Currency Swap Contracts
Cross-currency swap contracts designated as net investment hedges are used to hedge a portion of the Company's net investment in its European operations. Gains and losses on net investment hedges are recorded in other comprehensive income (loss) and will remain there until either the sale or substantially complete liquidation of the hedged operations. The components excluded from the assessment of effectiveness is recognized in interest expense, net on the consolidated statement of operations. The Company performed quantitative testing at inception and results proved that the hedge relationship was highly effective. The Company, on quarterly basis, performs qualitative testing validating that hedge relationship remains highly effective, unless quantitative testing is required.
The notional amounts of these cross-currency swap contracts in U.S. dollar equivalents were to sell 300 million of Euro for $328 million of USD as of December 31, 2024. There were no cross-currency swaps outstanding as of December 31, 2023.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $11.8 million and $12.2 million of Indian rupees at December 31, 2024 and 2023, respectively. There were no open foreign currency contracts to sell at December 31, 2024 and 2023.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the fair value amounts for designated and non-designated hedging instruments at December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)

Designated hedging instruments
Foreign currency forward contracts	$—	$2,059	$340	$44
Cross currency swap contracts	16,147	—	—	—
Non-designated hedging instruments
Foreign currency forward contracts	—	146	146	—
Total fair value of hedging instruments	$16,147	$2,205	$486	$44

(i)Included in prepaid expenses and other current assets and other assets on the consolidated balance sheets.
(ii)Included in accrued liabilities and other liabilities on the consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of December 31, 2024 and 2023, there were no derivative assets or liabilities that were net settled under the master netting agreements.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis.
The before-tax effects of derivative instruments designated as cash flow and net investment hedges on the accumulated other comprehensive income and consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

(Loss) gain related to foreign exchange forward contracts	$(1,591)	$1,962	$(5,513)
Gain (loss) related to interest rate swaps	—	—	10,005
Amount of gain recognized in other comprehensive income (loss)	$(1,591)	$1,962	$4,492

Gain (loss) included in cost of service revenue	$175	$(208)	$(316)
Gain (loss) included in operating expenses (primarily research and development)	589	(866)	(1,105)
Amount of gain (loss) related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income	$764	$(1,074)	$(1,421)

Amount of gain related to interest rate swaps reclassified from accumulated other comprehensive loss into income as interest expense	$—	$—	$4,558
Gains recognized in interest expense, net, in the consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $1.1 million for year ended December 31, 2024.

The before-tax gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts and interest rate swaps for the periods indicated below are as follows (in thousands):

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023	2022

(Loss) gain recognized in other income (expense), net(i)	$(306)	$(34)	$5,493
_____________
(i)(Loss) gain recognized in other income (expense), net includes the debt component of restructured interest rate swap treated as a hybrid instrument. Both of the restructured and non-designated interest rate swaps matured in December 2022.
See Note 5. Fair Value Measurements, Note 17. Accumulated Other Comprehensive (Loss) Income, and Note 20. Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Report for further discussion.
Note 15. Stockholders Equity
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
In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. As of December 31, 2024, a total of approximately 75.7 million shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan includes any shares subject to awards granted under the 2015 Plan that, after the date the 2015 Plan was terminated, are cancelled, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this provision is 26,288,211 shares).

Option Awards

The following table summarizes the option award activity for the years ended December 31, 2024 and 2023 (in thousands, except share price, fair value and term):

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options			Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service-based	Performance-based
Outstanding at December 31, 2022	22,820	15,504	7,316	$16.83	6.34	$51,157
Exercised	(4,178)	(3,138)	(1,040)	$13.59		$38,013
Forfeited or expired	(1,638)	(1,088)	(550)	$20.51
Outstanding at December 31, 2023	17,004	11,278	5,726	$17.27	5.59	$189,134
Exercised	(4,479)	(3,482)	(997)	$16.16		$61,345
Forfeited or expired	(324)	(37)	(287)	$17.80
Outstanding at December 31, 2024	12,201	7,759	4,442	$17.66	4.78	$100,945
The fair value of options vested during the years ended December 31, 2024 and 2023 was $20.7 million and $22.9 million, respectively. As of December 31, 2024, the number of options vested and exercisable was 10.7 million with a weighted average exercise price of $17.56 and aggregate intrinsic value of $89.8 million. The weighted average remaining contractual terms for options vested and exercisable as of December 31, 2024 and 2023 were 4.74 years and 5.45 years, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. As of December 31, 2024, there were a total of approximately 1.5 million unvested options with a weighted-average grant date fair value of $10.61 per share. As of December 31, 2023, there were a total of approximately 3.9 million unvested options with a weighted-average grant date fair value of $10.05 per share.
As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested options was $1.2 million and is expected to be recognized over the remaining weighted-average vesting period of 0.74 years.

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

The following table summarizes RSU and PSU activity and related information during the year ended December 31, 2024 under the 2021 Plan (in thousands, except share price):

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2022	17,346	$22.95
Granted	13,710	19.03
Vested	(7,251)	21.79
Forfeited	(2,742)	22.70
Unvested and outstanding as of December 31, 2023	21,063	$20.81
Granted	5,448	31.00
Vested	(10,731)	21.95
Forfeited	(1,723)	22.18
Unvested and outstanding as of December 31, 2024	14,057	$23.73
As of December 31, 2024, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $253.5 million and is expected to be recognized over the remaining weighted-average vesting period of 1.33 years. Beginning in May 2023, the Company began funding withholding taxes in certain jurisdictions due upon the vesting of employee RSUs by net share settlement, rather than its previous approach of selling shares of the Company’s Class A common stock. The amount of withholding taxes related to net share settlement of RSUs is reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows under financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to common stockholders.

Employee Stock Purchase Plan ("ESPP")

In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of December 31, 2024, a total of 14.0 million shares of the Company’s Class A common stock has been reserved for issuance under the ESPP.
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
As of December 31, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $6.4 million and is expected to be recognized over the remaining offering periods.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Assumptions for ESPP

Expected term - Expected term represents the term from the first day of the offering period to the purchase dates within each offering period.

Expected volatility - The Company estimates the volatility of our common stock on the first day of the offering period based on the Company's weighted-average historical stock price volatility over a period equal to the expected term.

Risk-free interest rate - Risk-free rate is estimated based upon the implied yield on the U.S. Treasury zero-coupon issued with maturities that are consistent with the expected term.

Expected dividend yield - Based on the Company’s continued assumption that there will not be any dividend payouts, the expected dividend yield is zero.

Fair value of underlying common stock - The fair value of the Company's common stock is determined by the closing price of its common stock on the primary stock exchange on which the common stock is traded on the first day of the offering period.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering periods during the years ended December 31, 2024 and 2023 using the Black-Scholes pricing model:

Year ended December 31,
	2024	2023
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	32.5% - 43.5%	36.2% - 48.5%
Risk-free interest rate	4.4% - 5.3%	5.1% - 5.5%
Expected dividend rate	—%	—%
Fair value of common stock	$24.41 - $32.46	$17.06 - $21.14
Share Repurchase

On October 29, 2024, the Company's Board of Directors (the “Board”) approved a new share repurchase authorization which enables the Company to repurchase up to $400 million of its Class A common stock through privately-negotiated purchases with individual holders or in the open market. A committee of the Board will determine the timing, amount and terms of any repurchase. The Company periodically enters into pre-set trading plans adopted in accordance with Rule 55-1 to effect repurchases under our share repurchase plan. The Board authorized that all shares repurchased pursuant to the share repurchase authorization be retired and returned to the number of authorized and unissued shares of its Class A common stock.
During the year ended December 31, 2024, we repurchased 3.9 million shares at a weighted average price of $26.64 per share for a total amount of $103.2 million. There were stock repurchases of $1.3 million that were pending settlement as of December 31, 2024, and there were stock repurchases of 269 thousand shares pending retirement as of December 31, 2024. There were no repurchases for the year ended December 31, 2023.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Compensation
The stock-based compensation for the periods indicated below are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Cost of revenues	$34,940	$33,803	$20,763
Research and development	70,982	63,018	40,045
Sales and marketing	80,494	61,494	39,175
General and administrative	70,872	59,784	35,879
Total stock-based compensation	$257,288	$218,099	$135,862
Note 16. Employee 401(k) Plan
The Company’s employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary, up to the statutory prescribed annual limit. The Company matches 50% of the contribution made by an employee, up to a maximum of $6,000 per calendar year. Contributions made by employees and by the Company vest immediately. The Company contributed $8.6 million, $9.3 million, and $10.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, the Plan provides for discretionary contributions at the discretion of the board of directors. No discretionary contributions have been made by the Company to date.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated balances for each component of other comprehensive (loss) income, net of taxes (in thousands):

			Net Unrealized Gain (Loss) on Derivatives
	Cumulative Translation Adjustments	Net Unrealized (Loss) Gain on Available-for-sale Debt Securities	Foreign Currency	Interest Rate Swaps	Total Cash Flow Hedges	Cross Currency Swaps	Total
Balance as of December 31, 2021	$20,232	$—	$1,018	$(4,099)	$(3,081)	$—	$17,151
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $548, $56, $1,359, $(2,472) and $—	(65,667)	(171)	(4,154)	7,533	3,379	—	(62,459)
Net (gain) loss reclassified from accumulated other comprehensive income (loss), net of tax benefit (expense) of $—, $—, $350, $(1,124) and $—	—	—	1,071	(3,434)	(2,363)	—	(2,363)
Total other comprehensive (loss) income, net of tax effect(i)	(65,667)	(171)	(3,083)	4,099	1,016	—	(64,822)
Balance as of December 31, 2022	(45,435)	(171)	(2,065)	—	(2,065)	—	(47,671)
Other comprehensive income (loss) before reclassifications, net of tax (expense) of $(55), $(37), $(483), $— and $—	22,790	115	1,479	—	1,479	—	24,384
Net (gain) loss reclassified from accumulated other comprehensive income (loss), net of tax benefit of $—, $36, $265, $— and $—	—	108	809	—	809	—	917
Total other comprehensive (loss) income, net of tax effect(i)	22,790	223	2,288	—	2,288	—	25,301
Balance as of December 31, 2023	(22,645)	52	223	—	223	—	(22,370)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $623, $(6), $392, $— and $—	(59,403)	18	(1,199)	—	(1,199)	16,147	(44,437)
Net (gain) reclassified from accumulated other comprehensive (loss) income, net of tax expense of $—, $—, $(188), $— and $—	—	—	(576)	—	(576)	—	(576)
Total other comprehensive (loss) income, net of tax effect(i)	(59,403)	18	(1,775)	—	(1,775)	16,147	(45,013)
Balance as of December 31, 2024	$(82,048)	$70	$(1,552)	$—	$(1,552)	$16,147	$(67,383)

(i)The tax benefit (expense) related to the net gain (loss) reclassified from accumulated other comprehensive (loss) income was included in income tax provision on the consolidated statements of operations.
See Note 14. Derivative Financial Instruments for the amount and location of reclassifications related to derivative instruments. See Note 5. Fair Value Measurements and Note 14. Derivative Financial Instruments of the Notes to Consolidated Financial Statements of this Report for a further discussion.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Income Taxes

The provision for income taxes consists of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax provision:
U.S. federal	$31,541	$14,160	$73,974
U.S. state	9,779	8,839	15,175
Non-U.S.	19,517	24,878	16,394
Total current tax provision	60,837	47,877	105,543
Deferred tax expense (benefit):
U.S. federal	(9,189)	6,046	(68,194)
U.S. state	(2,951)	(1,846)	(15,589)
Non-U.S.	(5,463)	(3,966)	(2,282)
Total deferred tax expense (benefit)	(17,603)	234	(86,065)
Total provision for income taxes	$43,234	$48,111	$19,478
The components of income (loss) before income taxes attributable to the U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$(131,467)	$(183,324)	$(49,957)
Non-U.S.	184,632	106,152	15,760
Income (loss) before income taxes	$53,165	$(77,172)	$(34,197)
The reconciliation between the expected provision for income taxes at the U.S. statutory tax rate of 21% and the total provision for income taxes is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax benefit computed at statutory tax rate	$11,165	$(16,206)	$(7,180)
State taxes, net of federal benefit	(1,181)	(2,124)	327
Foreign earnings taxed at different rates	(7,473)	(2,554)	4,115
Stock-based compensation	6,064	17,788	9,504
Return to provision true-up	5,037	(12,768)	1,794
Uncertain tax positions	(10,923)	2,520	5,127
Research and development tax credits	(9,611)	(8,076)	(3,574)
Deferred distribution taxes	(13,037)	3,276	906
Foreign inclusions	1,632	(4,594)	10,027
Withholding taxes	5,959	4,272	4,354
Valuation allowance	57,344	65,749	(5,689)
Others	(1,742)	828	(233)
Total income tax provision	$43,234	$48,111	$19,478

The Company’s effective tax rate was 81% for the year ended December 31, 2024. The effective tax rate differed from the U.S. statutory rate of 21%, primarily due to increase in the valuation allowance and non-deductible equity based compensation, offset by a change to the Company's repatriation position of foreign earnings, the expiration of uncertain tax positions, and foreign operations taxed at lower rates. In the current year, the Company

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
has revised certain disclosures in its effective tax rate reconciliation to enhance clarity and has conformed prior year disclosures to ensure comparability with the current year.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$38,927	$44,231
Tax credit carry forwards	39,254	32,497
Reserves and accrued costs not currently deductible	19,805	18,128
Deferred revenue	119,931	92,738
Unrealized gains or losses	—	3,011
Disallowed interest expense	61,807	69,431
Stock-based compensation	14,754	16,598
Lease liability	10,247	11,586
R&D capitalization	129,318	95,452
Depreciable assets	2,797	2,513
Others	—	2,666
Gross deferred tax assets	436,840	388,851
Valuation allowance	(270,460)	(221,880)
Net deferred tax assets	166,380	166,971
Deferred tax liabilities:
Deferred distribution tax	—	(13,700)
Intangible assets	(99,772)	(107,023)
Deferred commissions	(42,188)	(41,935)
Right of use assets	(9,691)	(11,501)
Unrealized gains or losses	(2,134)	—
Others	(2,156)	—
Total deferred tax liabilities	(155,941)	(174,159)
Net deferred tax assets (liabilities)	$10,439	$(7,188)
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance on its deferred tax assets as of December 31, 2024, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies.
As a result of this analysis for the year ended December 31, 2024, management has recorded a valuation allowance against the U.S. and Ireland's net deferred tax assets, and operating loss carry forwards in certain non-U.S. jurisdictions.

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of valuation allowances is as follows (in thousands):

Valuation allowance on deferred tax assets:	Balance at Beginning of Period	(Charged) Credited to Expenses / Other	Balance at Ending of Period
Year ended December 31, 2022	$(128,108)	$3,314	$(124,794)
Year ended December 31, 2023	$(124,794)	$(97,086)	$(221,880)
Year ended December 31, 2024	$(221,880)	$(48,580)	$(270,460)
As of December 31, 2024, the Company had gross U.S. federal and state net operating loss carry forwards of approximately $9.0 million and $4.6 million, of which will begin to expire in 2025 and in 2033 if unused, respectively, and U.S. federal foreign tax credit carry forwards of $5.0 million that will begin to expire in 2034 if unused. In addition, the Company has California research and development tax credit carry forwards of approximately $62.4 million that do not expire. The utilization of the Company’s U.S. net operating losses is subject to various limitations under Section 382. The Company does not anticipate any expiration of the U.S. net operating loss carry forwards prior to their utilization.
As of December 31, 2024, the Company’s non-U.S. subsidiaries had gross combined net operating loss carry forwards of $201.9 million, of which the majority can be carried forward indefinitely.

As of December 31, 2024, the Company changed its ASC 740-30 assertion to permanently reinvest all undistributed earnings in non-U.S. entities unless the Company can repatriate its foreign earnings in a tax-free manner. Therefore, the Company does not provide deferred taxes on any distribution taxes under the exception of ASC 740-30. As of December 31, 2024, the cumulative temporary difference in the Company's investment in its non-U.S. subsidiaries is $254.6 million and the calculation of the cumulative deferred distribution taxes is not practicable. Deferred distribution taxes accrued were $0.0 million and $13.7 million for the years ended December 31, 2024 and 2023, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2024	2023	2022
Beginning balance	$56,130	$51,880	$43,044
Additions for tax positions of prior years	1,158	8,143	7,187
Reductions for tax positions of prior years	(3,360)	(376)	(1,569)
Additions based on tax positions related to the current year	6,869	6,824	3,813
Reductions due to lapse of statute of limitations	(11,395)	(10,341)	(595)
Reductions due to settlements	(4,118)	—	—
Ending balance	$45,284	$56,130	$51,880

The unrecognized tax benefits, if recognized, would impact the income tax provision by $20.7 million, $30.7 million and $25.5 million as of December 31, 2024, 2023 and 2022, respectively. The Company has elected to include interest and penalties as a component of income tax expenses. Accrued interest and penalties as of December 31, 2024, 2023 and 2022 were approximately $5.2 million, $6.9 million and $5.2 million, respectively. As of December 31, 2024, the gross unrecognized tax benefit was approximately $45.3 million. It is reasonably possible that an additional reduction of unrecognized tax benefits of up to $8 million may occur within the next 12 months due to statute of limitation lapse and settlements, the majority of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. As of December 31, 2024, tax years 2020 - 2024 remain subject to examination in the major tax jurisdictions where the Company operates. In addition, the Company has been informed by U.S. federal and certain

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
state and foreign taxing authorities that it was selected for examination. The field work for certain state and foreign audits has commenced and are at various stages of completion as of December 31, 2024.
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
Note 19. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands):

	Year Ended December 31,
	2024	2023	2022

Net income (loss)	$9,931	$(125,283)	$(53,675)

Weighted average shares in computing net income (loss) per share(i)
Basic	301,778	288,581	281,129
Effect of dilutive securities	11,713	—	—
Diluted	313,491	288,581	281,129
Net income (loss) per share attributable to Class A and B-1 common stockholders
Basic	$0.03	$(0.43)	$(0.19)
Diluted	$0.03	$(0.43)	$(0.19)
The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options outstanding	26	3,373	4,138
RSUs	164	2,567	247
PSUs	—	619	76
ESPP	52	140	90

Note 20. Commitments and Contingencies
Long-Term Purchase Obligations
As of December 31, 2024, the Company had long-term purchase obligations of approximately $196.8 million, primarily related to multi-year contracts with third party vendors for cloud services related to its subscription services

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and software as a service commitments. The expected payments under these commitments total approximately $98.1 million and $98.7 million over the next 1 year and 1-3 years, respectively.

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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2024 and 2023. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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
Note 21. Subsequent Events

Share Repurchase Authorization

INFORMATICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 10, 2025, the Board approved a new share repurchase authorization which enables the Company to repurchase up to an additional $400 million of its Class A common stock through privately-negotiated purchases with individual holders or in the open market, bringing the aggregate authorized repurchase amount to $800 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
On December 4, 2024, Bruce Chizen, the Chair of the Board of Directors of the Company, adopted a trading arrangement intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) with respect to the sale of the Company’s common stock. This trading plan is to expire on March 6, 2026, and provides for the sale of up to 247,590 shares of common stock pursuant to the terms of the plan.
On December 11, 2024, Gerald Held, a member of the Board of Directors of the Company, adopted a trading arrangement intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) with respect to the sale of the Company’s common stock. This trading plan is to expire on March 12, 2026, and provides for the sale of up to 17,553 shares of common stock pursuant to the terms of the plan.
On December 9, 2024, John Schweitzer, Executive Vice President, Chief Revenue Officer of the Company, adopted a trading arrangement intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) with respect to the sale of the Company’s common stock. This trading plan is to expire on March 10, 2026, and provides for the sale of up to 685,696 shares of common stock pursuant to the terms of the plan.
On December 12, 2024, Amit Walia, Chief Executive Officer and member of the Board of Directors of the Company, adopted a trading arrangement intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) with respect to the sale of the Company’s common stock. This trading plan is to expire on March 14, 2026, and provides for the sale of up to 859,500 shares of common stock pursuant to the terms of the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2024.

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

(b)

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-40936	3.1	12/9/2021
3.2	Amended and Restated Bylaws of the registrant.	S-1	333-259963	3.4	10/18/2021
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-40936	3.1	6/14/2024
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-259963	4.1	10/1/2021
4.2	Description of Capital Stock.	10-K	001-40936	4.2	3/24/2022
10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-259963	10.1	10/18/2021
10.2+	Informatica Inc. 2021 Equity Incentive Plan and related form agreements	S-1/A	333-259963	10.2	10/18/2021
10.3+	Informatica Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1	333-259963	10.3	10/18/2021
10.4+	Third Amended and Restated Informatica Inc. Equity Incentive Plan and related form agreements.	S-1	333-259963	10.4	10/18/2021
10.5+	Form of Change in Control and Severance Agreement	S-1	333-259963	10.5	10/18/2021
10.6+	Form of Outside Director Compensation Policy	S-1/A	333-259963	10.6	10/18/2021
10.7+	Form of Umbrella Bonus Plan	S-1	333-259963	10.7	10/18/2021
10.8+	Confirmatory Employment Letter between the registrant and Amit Walia.	S-1/A	333-259963	10.8	10/18/2021
10.9+	Confirmatory Employment Letter between the registrant and Eric Brown.	S-1/A	333-259963	10.9	10/18/2021
10.10+	Confirmatory Employment Letter between the registrant and Jitesh Ghai.	S-1/A	333-259963	10.10	10/18/2021
10.11+	Confirmatory Employment Letter between the registrant and Ansa Sekharan.	S-1/A	333-259963	10.11	10/18/2021
10.12+	Confirmatory Employment Letter between the registrant and John Schweitzer	10-K	001-40936	10.12	3/24/2022
10.13+	Employment Letter between the registrant and Michael McLaughlin	10-K	001-40936	10.13	2/27/2023
10.14	Stockholders Agreement.	10-Q	001-40936	10.12	12/9/2021
10.15	Registration Rights Agreement.	10-Q	001-40936	10.13	12/9/2021
10.16	Credit and Guaranty Agreement by and among Informatica Inc., as Holdings, Informatica LLC, as the Borrower, and the Borrowers and Guarantors identified therein, and JPMorgan Chase, N.A., as the Administrative Agent, dated October 29, 2021.	8-K	001-40936	10.1	11/4/2021

10.17+	Transition and Consulting Agreement between the registrant and Eric Brown	10-K	001-40936	10.17+	2/27/2023
10.20	Amendment No. 1 to the Credit and Guaranty Agreement, effective as of June 13, 2023	8-K	001-40936	10.1	6/16/2023
10.21	Amendment No.2 to the Credit and Guaranty Agreement, effective as of June 11, 2024	8-K	001-40936	10.1	6/14/2024
19.1	Insider Trading Policy
21.1	List of subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature pages hereto)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Officer Compensation Recovery ("Clawback") Policy	10-K	001-40936	97.1	2/22/2024
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (Formatted as inline XBRL and contained in Exhibits 101)

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

Date:	February 25, 2025	INFORMATICA INC.

		By:	/s/ Amit Walia
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

Signature	Title	Date
/s/ Amit Walia	Chief Executive Officer and Director	February 25, 2025
Amit Walia	(Principal Executive Officer)

/s/ Michael McLaughlin	Executive Vice President and Chief Financial Officer	February 25, 2025
Michael McLaughlin	(Principal Financial Officer)

/s/ Mark Pellowski	Chief Accounting Officer	February 25, 2025
Mark Pellowski	(Principal Accounting Officer)

/s/ Bruce Chizen	Chair of the Board of Directors	February 25, 2025
Bruce Chizen

/s/ Janice Chaffin	Director	February 25, 2025
Janice Chaffin

/s/ Mitesh Dhruv	Director	February 25, 2025
Mitesh Dhruv

/s/ Jerry Held	Director	February 25, 2025
Jerry Held

/s/ Ryan Lanpher	Director	February 25, 2025
Ryan Lanpher

/s/ Austin Locke	Director	February 25, 2025
Austin Locke

/s/ Cesare Ruggiero	Director	February 25, 2025
Cesare Ruggiero

/s/ Alex Vander Linde	Director	February 25, 2025
Alex Vander Linde

/s/ Jill Ward	Director	February 25, 2025
Jill Ward