Form 10-Q
period 2025-03-31
Informatica Inc.
filed 2025-05-08
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 257,674,576 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of April 28, 2025.

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

Part I - Financial Information
Item 1. Financial Statements
INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$956,265	$912,460
Short-term investments	295,740	319,951
Accounts receivable, net of allowances of $3,495 and $6,618, respectively	284,751	509,826
Contract assets, net	59,882	60,343
Prepaid expenses and other current assets	197,823	184,939
Total current assets	1,794,461	1,987,519
Property and equipment, net	138,973	138,999
Operating lease right-of-use-assets	48,251	48,438
Goodwill	2,346,581	2,326,831
Customer relationships intangible asset, net	528,657	550,404
Other intangible assets, net	5,232	5,681
Deferred tax assets	19,993	18,267
Other assets	209,952	203,393
Total assets	$5,092,100	$5,279,532
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,555	$27,155
Accrued liabilities	44,180	57,696
Accrued compensation and related expenses	74,559	148,248
Current operating lease liabilities	13,207	13,686
Current portion of long-term debt	18,750	18,750
Income taxes payable	4,360	5,815
Deferred revenue	750,014	819,367
Total current liabilities	934,625	1,090,717
Long-term operating lease liabilities	38,622	37,771
Long-term deferred revenue	12,008	13,910
Long-term debt, net	1,786,543	1,790,401
Deferred tax liabilities	5,281	7,828
Long-term income taxes payable	26,056	24,276
Other liabilities	10,877	7,315
Total liabilities	2,814,012	2,972,218
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 257,675 and 259,485 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,578	2,596
Class B-1 common stock; $0.01 par value per share; 200,000 shares authorized as of March 31, 2025 and December 31, 2024; 44,050 and 44,050 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	440	440
Class B-2 common stock; $0.00001 par value per share, 200,000 shares authorized as of March 31, 2025 and December 31, 2024; 44,050 and 44,050 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	3,617,109	3,670,371
Accumulated other comprehensive loss	(44,659)	(67,383)
Accumulated deficit	(1,297,380)	(1,298,710)
Total stockholders’ equity	2,278,088	2,307,314
Total liabilities and stockholders’ equity	$5,092,100	$5,279,532
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues:
Subscription revenue	$284,010	$251,998
Maintenance and professional services	119,887	136,609
Total revenues	403,897	388,607
Cost of revenues:
Subscription costs	53,745	46,843
Maintenance and professional services costs	26,736	33,878
Amortization of acquired technology	531	1,034
Total cost of revenues	81,012	81,755
Gross profit	322,885	306,852
Operating expenses:
Research and development	81,973	79,654
Sales and marketing	142,112	137,433
General and administrative	40,182	50,446
Amortization of intangible assets	24,791	31,739
Restructuring	—	4,355
Total operating expenses	289,058	303,627
Income from operations	33,827	3,225
Interest income	13,256	13,407
Interest expense	(29,457)	(39,097)
Other (expense) income, net	(15,666)	6,335
Income (loss) before income taxes	1,960	(16,130)
Income tax expense (benefit)	620	(25,464)
Net income	$1,340	$9,334
Net income per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03
Weighted-average shares used in computing net income per share:
Basic	302,673	296,897
Diluted	308,558	312,499
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net income	$1,340	$9,334
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment, net of tax (expense) benefit of $(205) and $206	35,362	(19,980)
Available-for-sale debt securities:
Change in unrealized (loss), net of tax benefit of $13 and $26	(40)	(81)
Available-for-sale debt securities, net change	(40)	(81)
Cash flow hedges:
Change in unrealized gain, net of tax expense of $271 and $88	830	269
Less: reclassification adjustment for amounts included in net income, net of tax benefit (expense) of $149 and $(75)	456	(229)
Cash flow hedge, net change	1,286	40
Change in fair value of cross currency swap contracts, net of tax benefit of $— and $—	(13,884)	—
Total other comprehensive (loss) income, net of tax effect	22,724	(20,021)
Total comprehensive income (loss), net of tax effect	$24,064	$(10,687)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2024	259,485	$2,596	44,050	$440	44,050	$—	$3,670,371	$(67,383)	$(1,298,710)	$2,307,314
Stock-based compensation	—	—	—	—	—	—	60,178	—	—	60,178
Issuance of shares under employee stock purchase plan	922	9	—	—	—	—	14,570	—	—	14,579
Shares withheld related to net share settlement of equity awards	(1,424)	(14)	—	—	—	—	(29,001)	—	—	(29,015)
Repurchases of common stock	(4,879)	(49)	—	—	—	—	(99,951)	—	—	(100,000)
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(10)	(10)
Issuance of shares under equity plans	3,571	36	—	—	—	—	942	—	—	978
Net income	—	—	—	—	—	—	—	—	1,340	1,340
Other comprehensive income	—	—	—	—	—	—	—	22,724	—	22,724
Balances, March 31, 2025	257,675	$2,578	44,050	$440	44,050	$—	$3,617,109	$(44,659)	$(1,297,380)	$2,278,088

	Three Months Ended March 31, 2024
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2023	250,874	$2,510	44,050	$440	44,050	$—	$3,540,502	$(22,370)	$(1,308,484)	$2,212,598
Stock-based compensation	—	—	—	—	—	—	64,101	—	—	64,101
Issuance of shares under employee stock purchase plan	936	9	—	—	—	—	13,788	—	—	13,797
Shares withheld related to net share settlement of equity awards	(1,350)	(14)	—	—	—	—	(45,829)	—	—	(45,843)
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Issuance of shares under equity plans	5,042	51	—	—	—	—	28,810	—	—	28,861
Net income	—	—	—	—	—	—	—	—	9,334	9,334
Other comprehensive loss	—	—	—	—	—	—	—	(20,021)	—	(20,021)
Balances, March 31, 2024	255,502	$2,556	44,050	$440	44,050	$—	$3,601,372	$(42,391)	$(1,299,162)	$2,262,815

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Operating activities:
Net income	$1,340	$9,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,296	2,193
Non-cash operating lease costs	3,980	3,902
Stock-based compensation	60,178	64,101
Deferred income taxes	(3,041)	(831)
Amortization of intangible assets and acquired technology	25,322	32,773
Amortization of debt issuance costs	956	887
Amortization of investment discount, net of premium	(753)	(1,440)
Changes in operating assets and liabilities:
Accounts receivable	232,538	220,708
Prepaid expenses and other assets	6,298	(233)
Accounts payable and accrued liabilities	(88,361)	(97,023)
Income taxes payable	(6,085)	(43,507)
Deferred revenue	(81,494)	(59,222)
Net cash provided by operating activities	154,174	131,642
Investing activities:
Purchases of property and equipment	(3,147)	(390)
Purchases of investments	(175,692)	(146,997)
Maturities of investments	172,500	149,939
Other	—	1,878
Net cash (used in) / provided by investing activities	(6,339)	4,430
Financing activities:
Payment of debt	(4,688)	(4,688)
Proceeds from issuance of common stock under employee stock purchase plan	14,579	13,797
Payments for dividends related to Class B-2 shares	(10)	(12)
Payments for repurchases of common stock	(101,346)	—
Payments for taxes related to net share settlement of equity awards	(29,015)	(45,843)
Proceeds from issuance of shares under equity plans	978	28,861
Net cash used in financing activities	(119,502)	(7,885)
Effect of foreign exchange rate changes on cash and cash equivalents	15,472	(5,562)
Net increase in cash and cash equivalents	43,805	122,625
Cash and cash equivalents at beginning of period	912,460	732,443
Cash and cash equivalents at end of period	$956,265	$855,068
Supplemental disclosures:
Cash paid for interest	$30,002	$37,782
Cash paid for income taxes, net of refunds	$9,740	$18,873
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$721	$875
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
The Company previously presented Subscriptions and Perpetual license revenues and cost of revenues separately on its condensed consolidated statement of operations. Because revenue and costs for perpetual licenses are no longer material for current or past periods due to transition to a cloud-only, consumption-driven strategy, the Company has combined these amounts and has retrospectively adjusted past periods for comparative purposes. The Company continues to renew its maintenance contracts related to the perpetual licenses sold in prior periods and recognize maintenance revenue which is presented as a part of Maintenance and professional services on its condensed consolidated statement of operations.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of operations for the three months ended March 31, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Segment Reporting
The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. As such, the Company has determined that it has one operating segment which is also their reportable segment. The CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. The CODM reviews and utilizes function expenses (cost of revenues, research and development, sales and marketing, and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net income are interest income, interest expense, other (expense) income, net, and income tax expense (benefit), which are reflected in the condensed consolidated statements of operations.
Use of Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require management to make certain estimates, judgments, and assumptions in the evaluation of terms and conditions in customer revenue contracts, including the assessment of performance obligations, and the realizability of deferred tax assets. Management believes the estimates, judgments, and assumptions upon

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company’s unaudited condensed consolidated financial statements. The Company assesses these estimates on a regular basis, however actual results could differ from estimates due to risks and uncertainties.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 25, 2025. There have been no material changes to these policies during the three months ended March 31, 2025.
Recent Accounting Pronouncements Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements - Codification Amendments in Responses to the SEC's Disclosure Update and Simplification Initiative. The amendments clarify or improve disclosure and presentation requirements on various disclosure areas, including the statement of cash flows, earnings per share, debt, and equity. The amendments will align the requirements in the FASB ASC with the SEC's regulations. The amendments in this ASU will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will not be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of this standard.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company for the fiscal year ending December 31, 2025. The Company is currently evaluating the impact of this standard.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents and investments as of March 31, 2025 and December 31, 2024 (in thousands).

	March 31,	December 31,
	2025	2024

Cash	$381,817	$286,543
Cash equivalents:
Time deposits	70,551	146,779
Money market funds	503,897	476,147
Commercial paper	—	2,991
Total cash equivalents	574,448	625,917
Total cash and cash equivalents	$956,265	$912,460
Short-term investments:
Time deposits	225,103	225,103
Commercial paper	33,371	45,194
Corporate debt securities	24,167	31,593
U.S. government securities	13,099	18,061
Total short-term investments	$295,740	$319,951
Long-term investments(i):
Corporate debt securities	23,111	—
U.S. government agency securities	18,588	13,594
Total long-term investments	$41,699	$13,594

Total cash, cash equivalents and investments	$1,293,704	$1,246,005
_____________
(i)Included in other assets on the condensed consolidated balance sheets.
See Note 5. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of March 31, 2025 (in thousands).

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$13,097	$2	$—	$13,099
U.S. government agency securities	18,595	—	(7)	18,588
Corporate debt securities	47,238	41	(1)	47,278
Commercial paper	33,365	7	(1)	33,371
Total	$112,295	$50	$(9)	$112,336

The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2024 (in thousands).

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$18,047	$14	$—	$18,061
U.S. government agency securities	13,598	—	(4)	13,594
Corporate debt securities	31,551	44	(2)	31,593
Commercial paper	48,145	42	(2)	48,185
Total	$111,341	$100	$(8)	$111,433

There were no realized gains or losses related to available-for-sale debt securities for the three months ended March 31, 2025. As of March 31, 2025, the fair value of the Company’s available-for-sale debt securities with contractual maturity of one year or less from the condensed consolidated balance sheet date was $70.6 million.
As of March 31, 2025, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were immaterial, which were related to $28.7 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.
The Company did not recognize any credit losses related to the Company’s debt securities during the three months ended March 31, 2025. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$295,654	$295,654	$—	$—
Money market funds(ii)	503,897	503,897	—	—
Commercial paper(iii)	33,371	—	33,371	—
Corporate debt securities(iii)(iv)	47,278	—	47,278	—
U.S. government and U.S. government agency securities(iii)(iv)	31,687	—	31,687	—
Total cash equivalents and investments	911,887	799,551	112,336	—
Foreign currency derivatives (v)	639	—	639	—
Cross currency swap contracts(v)	5,968	—	5,968	—
Total assets	$918,494	$799,551	$118,943	$—
Liabilities:
Foreign currency derivatives(vi)	$1,077	$—	$1,077	$—
Cross currency swap contracts(vi)	3,705	—	3,705	—
Total liabilities	$4,782	$—	$4,782	$—
__________
(i)Included in cash equivalents and short-term investments on the condensed consolidated balance sheets.
(ii)Included in cash equivalents on the condensed consolidated balance sheets.
(iii)Included in short-term investments on the condensed consolidated balance sheets.
(iv)Included in other assets on the condensed consolidated balance sheets.
(v)Included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.
(vi)Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.

There were no transfers between Level 1, Level 2 and Level 3 categories during the three months ended March 31, 2025.

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
(iii)Included in short-term investments on the condensed consolidated balance sheets.
(iv)Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
(v)Included in accrued liabilities on the condensed consolidated balance sheets.
Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of the goodwill for the three months ended March 31, 2025 (in thousands):

Amount
Ending balance as of December 31, 2024	$2,326,831
Foreign currency translation adjustment	19,750
Ending Balance as of March 31, 2025	$2,346,581
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$2,157,016	$(1,628,359)	$528,657	$2,153,972	$(1,603,568)	$550,404
Other intangible assets:
Acquired developed and core technology	880,744	(875,512)	5,232	880,662	(874,981)	5,681
Total intangible assets, net	$3,037,760	$(2,503,871)	$533,889	$3,034,634	$(2,478,549)	$556,085

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $25.3 million and $32.8 million for the three months ended March 31, 2025 and 2024, respectively.
The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$531	$1,034
Operating expenses	24,791	31,739
Total amortization of intangible assets	$25,322	$32,773
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of March 31, 2025, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Customer Relationships Intangible Asset	Other Intangible Assets	Total Intangible Assets

Remaining 2025	$74,719	$1,603	$76,322
2026	86,618	1,438	88,056
2027	75,162	696	75,858
2028	65,304	540	65,844
2029	56,695	336	57,031
Thereafter	170,159	619	170,778
Total expected amortization expense	$528,657	$5,232	$533,889
Note 7. Borrowings
Long-term debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024

Dollar term loan	$1,818,750	$1,823,437
Less: Discount on term loan	(4,960)	(5,265)
Less: Debt issuance costs	(8,497)	(9,021)
Total debt, net of discount and debt issuance costs	1,805,293	1,809,151
Less: Current portion of long-term debt	(18,750)	(18,750)
Long-term debt, net of current portion	$1,786,543	$1,790,401
As of March 31, 2025, the Company had an outstanding dollar term loan (the “Term Facility”) for a carrying amount of $1,805.3 million and a fair value, based on Level 2 inputs related to fair market value, of $1,820.5 million. As of December 31, 2024, the Company had an outstanding dollar term loan for a carrying amount of $1,809.2 million and a fair value, based on Level 2 inputs related to fair market value, of $1,834.8 million.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On June 11, 2024, the Company refinanced the Credit Agreement with Amendment No. 2 (the “Amendment”), with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. The Amendment reduced the applicable margin from 2.75% to 2.25% and eliminated the previous credit spread adjustment effective June 11, 2024. The Amendment is predominantly accounted for as a modification. The loss on any extinguished debt within the syndicate was immaterial. The Company incurred transaction fees of approximately $1.4 million during the second quarter of 2024, which were recorded as a component of Other income, net on the Condensed Consolidated Statements of Operations. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
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
No amounts were outstanding under the Revolving Credit Facility as of March 31, 2025 and December 31, 2024. There were $1.4 million and $1.4 million of utilized letters of credit under the Revolving Credit Facility at March 31, 2025 and December 31, 2024, respectively.
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
1 Term SOFR is SOFR based on the interest period selected

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2025.
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
Future minimum principal payments
Future minimum principal payments on the Term Facility as of March 31, 2025 are as follows (in thousands):

Remaining 2025	$14,063
2026	18,750
2027	18,750
2028	1,767,187
Total	$1,818,750
Note 8. Disaggregation of Revenue, Deferred Revenue, Remaining Performance Obligations and Credit Risk
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024

Revenues:
Cloud subscription(i)	$199,935	$151,438
Self-managed subscription support and other(i)	41,496	48,591
Maintenance(ii)	103,209	117,678
Total revenue recognized over time	344,640	317,707
Self-managed subscription license recognized at a point in time(i)(iii)	42,579	51,969
Total subscription and maintenance revenue	387,219	369,676
Professional services(ii)	16,678	18,931
Total revenues	$403,897	$388,607
(i) Included in Subscription revenue on the condensed consolidated statements of operations.
(ii) Included in Maintenance and Professional services revenue on the condensed consolidated statements of operations.
(iii) The Company previously presented Perpetual license revenue separately. Because revenue for perpetual licenses are not material for current or past periods due to the transition to a cloud-only, consumption-driven strategy, the Company has combined these amounts into Self-managed subscription license recognized at a point in time and retrospectively adjusted past periods for comparative purposes.

Revenue recognized over time refers to ratable recognition over the contractual term. Revenue recognized at a point in time refers to recognition upon the later of when the software license is made available or the contractual term commences. Professional services are recognized as services are provided.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue by geographic location for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024

North America	$272,448	$258,055
EMEA	92,744	86,710
Asia Pacific	31,438	32,980
Latin America	7,267	10,862
Total revenues	$403,897	$388,607
In the three months ended March 31, 2025 and 2024, the Company’s revenue from customers in the United States was $256.4 million and $242.0 million, respectively. No foreign country represented 10% or more of the Company’s total revenue during the three months ended March 31, 2025 and 2024, respectively.
Deferred Revenue
As of March 31, 2025 and December 31, 2024, deferred revenue was $762.0 million and $833.3 million, respectively.
The amount of revenues recognized during the three months ended March 31, 2025 that were included in the opening deferred revenue balance as of January 1, 2025 was approximately $323.2 million. The amount of revenues recognized during the three months ended March 31, 2024 that were included in the opening deferred revenue balance as of January 1, 2024 was approximately $295.3 million.
Remaining Performance Obligations from Customer Contracts
As of March 31, 2025, the Company’s remaining performance obligations were $1.68 billion. The Company expects to recognize approximately 66% of its remaining performance obligations at March 31, 2025 as revenues over the next twelve months and the remainder over the next two to three years.
Concentrations of Credit Risk and Credit Evaluations
No customer accounted for more than 10% of revenue during the three months ended March 31, 2025 and 2024. At March 31, 2025 and December 31, 2024, no customer accounted for more than 10% of the accounts receivable balance.
Note 9. Capitalized Costs to Obtain a Contract
Capitalized costs to obtain contracts consist primarily of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the three months ended March 31, 2025 (in thousands):

Amount
Ending balance as of December 31, 2024	$249,207
Additions, net	8,516
Commissions amortized	(22,183)
Revaluation	1,812
Ending balance as of March 31, 2025	$237,352
As of March 31, 2025, $85.7 million of deferred commissions balance was included in prepaid expenses and other current assets and $151.7 million of deferred commissions balance was included in other assets in the condensed consolidated balance sheet.

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
The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of March 31, 2025, a net unrealized loss of approximately $0.3 million accumulated in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of March 31, 2025, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other (expense) income, net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $104.3 million and $94.0 million of Indian rupees as of March 31, 2025 and December 31, 2024, respectively.

Cross-Currency Swap Contracts
Cross-currency swap contracts designated as net investment hedges are used to hedge a portion of the Company's net investment in its European operations. Gains and losses on net investment hedges are recorded in other comprehensive income (loss) and will remain there until either the sale or substantially complete liquidation of the hedged operations. The components excluded from the assessment of effectiveness are recognized in interest expense, net on the condensed consolidated statement of operations. The Company performed quantitative testing at inception and results proved that the hedge relationship was highly effective. The Company, on quarterly basis, performs qualitative testing validating that hedge relationship remains highly effective, unless quantitative testing is required.
The notional amounts of these cross-currency swap contracts in U.S. dollar equivalents were to sell €300 million of Euro for $328 million of USD as of March 31, 2025 and December 31, 2024.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other (expense) income, net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $11.0 million and $11.8 million of Indian rupees at March 31, 2025 and December 31, 2024, respectively. There were no open foreign currency contracts to sell at March 31, 2025 and December 31, 2024, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the fair value amounts for designated and non-designated hedging instruments at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$596	$951	$—	$2,059
Cross currency swap contracts	5,968	3,705	16,147	—
Non-designated hedging instruments
Foreign currency forward contracts	43	126	—	146
Total fair value of hedging instruments	$6,607	$4,782	$16,147	$2,205
_____________
(i)Included in prepaid expenses and other current assets, and other assets on the condensed consolidated balance sheets.
(ii)Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of March 31, 2025 and December 31, 2024, there were no derivative assets or liabilities that were net settled under the master netting agreements.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Gain related to foreign exchange forward contracts	$1,101	$357
Amount of gain recognized in other comprehensive income (loss)	$1,101	$357

(Loss) gain included in cost of service revenue	$(134)	$73
(Loss) gain included in operating expenses (primarily research and development)	(471)	231
Amount of (loss) gain related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income	$(605)	$304
Gains recognized in interest expense, net, in the condensed consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $1.5 million for the three months ended March 31, 2025 and none for the three months ended March 31, 2024, respectively.
The before-tax gain (loss) recognized in other (expense) income, net for non-designated foreign currency forward contracts for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Gain (loss) recognized in other (expense) income, net	$87	$(25)
See Note 5. Fair Value Measurements, and Note 14. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements of this Report for a further discussion.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the initial public offering in 2021 (the “IPO”). As of March 31, 2025, a total of approximately 90.9 million shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan includes any shares subject to awards granted under the 2015 Plan that, after the date the 2015 Plan was terminated, are cancelled, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this provision is 26,288,211 shares).
Option Awards
The following table summarizes the option award activity for the three months ended March 31, 2025 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2024	12,201	7,759	4,442	$17.66	4.78	$100,945
Exercised	(93)	(58)	(35)	$10.56
Forfeited or expired	(22)	(3)	(19)	$11.35
Outstanding at March 31, 2025	12,086	7,698	4,388	$17.72	4.42	$25,499
As of March 31, 2025, total unrecognized stock-based compensation expense related to unvested options was $0.8 million and is expected to be recognized over the remaining weighted-average vesting period of 0.50 years.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and are subject to forfeiture in whole if employment terminates, or in whole or in part, if specified vesting conditions are not satisfied in each case prior to vesting. PSUs are not considered issued or outstanding common stock until they vest.
The following table summarizes RSU and PSU activity and related information during the three months ended March 31, 2025 under the 2021 Plan (in thousands, except share price):

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2024	14,057	$23.73
Granted	11,226	17.47
Vested	(3,478)	22.29
Forfeited	(732)	26.92
Unvested and outstanding as of March 31, 2025	21,073	$20.52
As of March 31, 2025, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $384.0 million and is expected to be recognized over the remaining weighted-average vesting period of 2.02 years.
Employee Stock Purchase Plan (“ESPP”)
In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with IPO. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of March 31, 2025, a total of 17.1 million shares of the Company’s Class A common stock has been reserved for issuance under the ESPP.
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
As of March 31, 2025, the total unrecognized stock-based compensation expense related to the ESPP was $10.1 million and is expected to be recognized over the remaining offering period.
Summary of Assumptions for ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering periods during the three months ended March 31, 2025 and 2024 using the Black-Scholes pricing model:

	Three Months Ended March 31,
	2025	2024
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	38.8% - 44.3%	40.3% - 43.5%
Risk-free interest rate	4.1% - 4.3%	4.9% - 5.3%
Expected dividend rate	0.0%	0.0%
Fair value of common stock	$18.60	$32.46
Share Repurchase
On February 10, 2025, the Company’s Board of Directors (the “Board”) approved a new share repurchase authorization which enables the Company to repurchase up to an additional $400 million of its Class A common

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
stock through privately-negotiated purchases with individual holders or in the open market, bringing the aggregate authorized repurchase amount to $800 million.
During the three months ended March 31, 2025, we repurchased 4.9 million shares at a weighted average price of $20.48 per share for a total amount of $100.0 million. There were no stock repurchases pending settlement and no stock repurchases pending retirement as of March 31, 2025. There were no repurchases for the three months ended March 31, 2024.

Stock Compensation
The stock-based compensation for all equity awards for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$7,726	$8,153
Research and development	17,423	18,236
Sales and marketing	19,286	18,942
General and administrative	15,743	18,770
Total stock-based compensation	$60,178	$64,101
Note 12. Income Taxes
The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax expense was $0.6 million on pretax income of $2.0 million for the three months ended March 31, 2025, which resulted in a positive effective tax rate of 32%. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to an increase in its valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock-based compensation.
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
ASC 740, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance as of March 31, 2025, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies. As a result of this analysis for the three months ended March 31, 2025, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for its U.S. Federal and State deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income	$1,340	$9,334

Weighted-average shares in computing net income per share:
Basic	302,673	296,897
Effect of dilutive securities	5,886	15,602
Diluted	308,558	312,499
Net income per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03
The following potentially dilutive securities were excluded from the computation of diluted net income per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options outstanding	260	—
RSUs	656	9
PSUs	—	—
ESPP	16	52
Note 14. Commitments and Contingencies
Long-Term Purchase Obligations
As of March 31, 2025, the Company had long-term purchase obligations of approximately $204.4 million, primarily related to multi-year contracts with third party vendors for cloud services related to its subscription services and software as a service commitments. The expected payments under these commitments total approximately $100.3 million and $104.1 million over the next 1 year and 1-3 years, respectively.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2025 and December 31, 2024. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Report and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2024 included in the Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the SEC on February 25, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Information Regarding Forward-Looking Statements” included elsewhere in this Report.
Overview
We have pioneered a new category of software, the Intelligent Data Management Cloud (“IDMC”). IDMC is our artificial intelligence (“AI”) powered platform that connects, manages, and unifies data across any public cloud or hybrid cloud environment, empowering enterprises to modernize and advance their data strategies.
We generate revenues from the sale of subscriptions for our software products, maintenance agreements supporting perpetual licenses mainly sold in prior periods, and professional services. We have grown our subscription revenue to $284.0 million and $252.0 million for the three months ended March 31, 2025 and 2024, respectively.
We previously presented Subscriptions and Perpetual license revenues separately on our condensed consolidated statement of operations. Because revenues for perpetual licenses are not material for current or past periods due to our transition to a cloud-only, consumption-driven strategy, we combined these amounts and have retrospectively adjusted past periods for comparative purposes. We continue to renew our maintenance contracts related to the perpetual licenses sold in prior periods and recognize maintenance revenue which is presented as a part of Maintenance and professional services on our condensed consolidated statement of operations.
Our products can be subscribed to as individually distinct product families or together as an integrated platform to support complex data management needs and mission critical workloads. Our products are subscribed through contracts primarily with a one-, two- or three-year term, with an average contract term of approximately two years for the first quarter of 2025. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud subscription on a ratable basis over the contract term. We generally recognize the majority of the revenue from our self-managed subscription-based licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
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
We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products. We recognized $119.9 million and $136.6 million of maintenance and professional services revenues during the three months ended March 31, 2025 and 2024, respectively.

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
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased IPUs to utilize our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting subscription to our Data Quality and Data Governance families of products. We also market our cloud subscription to our large installed base of perpetual license maintenance and self-managed subscription license customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain on-premises IT infrastructure to lower-cost cloud architecture. In 2023, we released PowerCenter Cloud Edition to accelerate and automate much of the migration effort associated with modernizing from on-premises PowerCenter to IDMC and in 2025, we announced a timeline for the end of standard support for our on-premises PowerCenter offering. To date, we have signed agreements to migrate approximately 10.7% of that installed base maintenance and self-managed on-premises revenue to our cloud solution.
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
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Cloud Subscription NRR (as defined below in Key Business Metrics), which was 120% and 124% at the Global Parent Level (as defined below in Key Business Metrics) for the three months ended March 31, 2025 and 2024, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, for the three months ended March 31, 2025 and 2024, our maintenance renewal rate1 was 93% and 94%, respectively. We intend to continue investing in our products and customer success organization to maintain these favorable retention rates.
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
Global Macroeconomic Factors. Uncertainty in the macroeconomic environment, including interest rate volatility, shifting foreign exchange rates, and geopolitical pressures, including the war in Ukraine and the conflicts in the Middle East, and associated global economic conditions, including international trade regulations and tariffs, have resulted in volatility in credit, equity, and foreign currency markets. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. For example, beginning in the second quarter of 2022, and continuing through 2025, we have experienced an impact from the current macroeconomic environment as prospective and existing customers applied elevated levels of scrutiny to purchasing decisions that adversely impacted the ability to close new business. We experienced these headwinds at an increasing magnitude beginning in the third quarter of 2022, and we expect some or all of the global macroeconomic factors will continue to impact our operations.
Refer to the section titled “Risk Factors” for further discussion of the possible impact of the global macroeconomic factors on our business.
1 We compute the maintenance renewal rate by assessing the annual value of maintenance contracts for perpetual licenses that expire or have an anniversary date within the current quarter (denominator) and compare this to the annual renewed value or amount not cancelled for that set of contracts, including price uplifts, if any, realized on renewed contracts (numerator). We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost/inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a maintenance contract, we count that amount as removed from the numerator in that period. If a customer cancels a maintenance contract and migrates the underlying product to one of our cloud subscription, this loss of maintenance would be counted as a cancellation and reduce our maintenance renewal rate.

Key Business Metrics and Non-GAAP Financial Measure
We review a number of operating and financial metrics, including the following unaudited key business metrics and non-GAAP financial measure to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	March 31,
	2025	2024

	(in thousands, except percentages)
Cloud Subscription Annual Recurring Revenue	$848,359	$652,545
Self-managed Subscription Annual Recurring Revenue	422,078	505,148
Maintenance Annual Recurring Revenue on Perpetual Licenses	433,138	478,801
Total Annual Recurring Revenue	$1,703,575	$1,636,494

Cloud Subscription Net Retention Rate (Global Parent level)	120%	124%
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
We believe ARR is an important metric for understanding our business since it tracks the annualized cash value collected over a 12-month period for all of our recurring contracts, irrespective of whether it is a maintenance contract on a perpetual license, a ratable cloud contract, or a self-managed term-based subscription license. ARR should be viewed independently of total revenue and deferred revenue related to our subscription and services contracts and is not intended to be combined with or to replace either of those items.
Cloud Subscription Annual Recurring Revenue
Cloud Subscription Annual Recurring Revenue (“Cloud Subscription ARR”) represents the portion of ARR that is attributable to our hosted cloud contracts.
We believe that Cloud Subscription ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all of our recurring Cloud contracts. Cloud Subscription ARR should be viewed independently of cloud subscription revenue and deferred revenue related to our subscription contracts and is not intended to be combined with or to replace either of those items.
Self-managed Subscription Annual Recurring Revenue
Self-managed Subscription Annual Recurring Revenue ("Self-Managed Subscription ARR") represents the portion of ARR that is attributable to our self-managed subscription contracts.
We believe that Self-Managed Subscription ARR is a helpful metric for understanding our business since it represents the approximate annualized cash value collected over a 12-month period for all of our recurring self-managed subscription contracts. Self-Managed Subscription ARR should be viewed independently of subscription revenue and deferred revenue related to our subscription contracts and is not intended to be combined with or to replace either of those items. As we continue to shift our focus from perpetual to cloud, we expect Self-managed Subscription ARR will decrease in future quarters.

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

Adjusted EBITDA
We define adjusted EBITDA as GAAP net income as adjusted for income tax benefit (expense), interest income, interest expense, debt refinancing costs, other income (expense) net, stock-based compensation-related charges, including employer payroll tax-related items on employee stock transactions, amortization of intangibles, facility impairment, expenses associated with restructuring efforts, expenses associated with acquisitions, sponsor-related costs and depreciation. Beginning with the three months ended June 30, 2024, we have included employer payroll tax expense related to equity incentive plans in our adjustments, as the amount is dependent on our stock price and other factors that are beyond our control and does not correlate to the operation of our business. The stock-based compensation related employer tax-related expense for comparative periods were immaterial and are not reflected in the prior period balances. We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.

	Three Months Ended March 31,
	2025	2024

	(in thousands)
GAAP net income	$1,340	$9,334
Income tax expense (benefit)	620	(25,464)
Interest income	(13,256)	(13,407)
Interest expense	29,457	39,097
Other expense (income), net	15,666	(6,335)
Stock-based compensation-related charges	61,616	64,101
Amortization of intangibles	25,322	32,773
Facility impairment	624	—
Restructuring	—	4,355
Acquisition-related costs	—	4,802
Sponsor-related costs	176	—
Depreciation	3,304	2,218
Adjusted EBITDA	$124,869	$111,474
Components of Results of Operations
Subscription Revenues
Subscription Revenues.    Subscription revenues consist of revenues from customers from cloud subscription, self-managed subscription licenses, self-managed subscription support and other. We previously presented Subscriptions and Perpetual license revenues separately on our condensed statement of operations. Because revenue for perpetual licenses are not material for current or past periods due to our transition to a cloud-only, consumption-driven strategy, we combined these amounts and have retrospectively adjusted past periods for comparative purposes. Revenues from our cloud subscription are recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer or on the date the contractual term commences, if later. The Company’s cloud subscription include cloud functionalities and, for most products, also a secure agent that is installed in a customer’s environment, either on their third-party cloud infrastructure or on a customer’s premises. The secure agent performs tasks and enables secure communication behind a customer’s firewall with the cloud functionalities. For these products, customers are not able to use either the cloud functionalities or secure agent for their intended purpose on their own without use of the other component. The cloud functionalities and secure agent are accounted for together as a single performance obligation because we have concluded that the cloud functionalities and secure agent are highly interdependent and interrelated based on the significant two-way dependency between the components. The majority of the revenues expected over the term of our self-managed subscription licenses is recognized at a point in time upon transfer of control of the license to the customer. Support and other services sold with self-managed subscription licenses are recognized over time on a ratable basis over the contract term beginning on the date the service is made available to the customer. In general, new subscription contracts are typically one to three years in length, with an average contract duration of approximately two years. However, we have experienced and expect to continue to experience a reduction in contract duration for self-managed subscription license renewals, which would reduce the amount of revenue that we recognize upfront on renewal transactions. Our subscription software fees are typically billed annually in advance in equal installments across the term of the contracts for both cloud and self-managed subscriptions.
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

Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation, outside services, travel expenses, Shared Costs, software expenses associated with the development of new products, enhancement and localization of existing cloud products, and quality assurance and development of documentation for our products. Research and development costs are generally expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our condensed consolidated financial statements for the three months ended March 31, 2025 and 2024. With our cloud-only, consumption-driven strategy, we intend to further focus our research and development efforts on our cloud subscription offerings. We expect this to lead to cost savings in research and development expense as a percentage of total revenues.
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
Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024

Revenues:
Subscription revenue	$284,010	$251,998
Maintenance and professional services	119,887	136,609
Total revenues	403,897	388,607
Cost of revenues:
Subscription costs	53,745	46,843
Maintenance and professional services costs	26,736	33,878
Amortization of acquired technology	531	1,034
Total cost of revenues	81,012	81,755
Gross profit	322,885	306,852
Operating expenses:
Research and development	81,973	79,654
Sales and marketing	142,112	137,433
General and administrative	40,182	50,446
Amortization of intangible assets	24,791	31,739
Restructuring	—	4,355
Total operating expenses	289,058	303,627
Income from operations	33,827	3,225
Interest income	13,256	13,407
Interest expense	(29,457)	(39,097)
Other (expense) income, net	(15,666)	6,335
Income (loss) before income taxes	1,960	(16,130)
Income tax expense (benefit)	620	(25,464)
Net income	$1,340	$9,334

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2025	2024

Revenues:
Subscription revenue	70%	65%
Maintenance and professional services	30	35
Total revenues	100	100
Cost of revenues:
Subscription costs	13	12
Maintenance and professional services costs	7	9
Amortization of acquired technology	—	—
Total cost of revenues	20	21
Gross profit	80	79
Operating expenses:
Research and development	21	21
Sales and marketing	35	35
General and administrative	10	13
Amortization of intangible assets	6	8
Restructuring	—	1
Total operating expenses	72	78
Income from operations	8	1
Interest income	3	3
Interest expense	(7)	(10)
Other (expense) income, net	(4)	2
Income (loss) before income taxes	—	(4)
Income tax expense (benefit)	—	(6)
Net income	—%	2%
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2025	2024
Cloud subscription(i)	$199,935	$151,438	32%
Self-managed subscription support and other(i)	41,496	48,591	(15)%
Maintenance(ii)	103,209	117,678	(12)%
Total revenue recognized over time	344,640	317,707	8%
Self-managed subscription license recognized at a point in time(i)(iii)	42,579	51,969	(18)%
Total subscription and maintenance revenue	387,219	369,676	5%
Professional services(ii)	16,678	18,931	(12)%
Total revenues	$403,897	$388,607	4%
(i) Included in Subscription revenue on the condensed consolidated statements of operations.
(ii) Included in Maintenance and Professional services revenue on the condensed consolidated statements of operations.
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
Total revenues increased to $403.9 million during the three months ended March 31, 2025 as compared to $388.6 million for the three months ended March 31, 2024. The increase in total revenues of $15.3 million (or 4%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to a 13% increase in subscription revenues, partially offset by a 12% decrease in maintenance and professional service revenues.
Total subscription revenues increased to $284.0 million (or 70% of total revenues) during the three months ended March 31, 2025 from $252.0 million (or 65% of total revenues) for the three months ended March 31, 2024. The increase in subscription revenues of $32.0 million (or 13%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to a 32% increase in cloud subscription revenue, partially offset by a 18% decrease in self-managed license recognized at a point in time and a 15% decrease in self-managed subscription support and other revenues.
Total maintenance and professional services revenues decreased to $119.9 million (or 30% of total revenues) during the three months ended March 31, 2025 from $136.6 million (or 35% of total revenues) for the three months ended March 31, 2024. The decrease in maintenance and professional services revenue of $16.7 million (or 12%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to a 12% decrease in maintenance revenue and 12% decrease in professional services revenue.

Total revenue recognized over time
Our revenues recognized over time increased to $344.6 million (or 85% of total revenues) for the three months ended March 31, 2025 from $317.7 million (or 82% of total revenues) for the three months ended March 31, 2024. The increase in revenues recognized over time of $26.9 million (or 8%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to a 32% increase in cloud subscription revenue, offset by the 15% decrease in self-managed subscription support and other revenues and the 12% decrease in maintenance revenues.
Our cloud subscription revenues increased to $199.9 million (or 50% of total revenues) for the three months ended March 31, 2025 from $151.4 million (or 39% of total revenues) for the three months ended March 31, 2024. The increase in cloud subscription revenues of $48.5 million (or 32%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to an increase in our cloud subscription customers and continued expansion within existing customers.
Our self-managed subscription support and other revenues decreased to $41.5 million (or 10% of total revenues) for the three months ended March 31, 2025 from $48.6 million (or 13% of total revenues) for the three months ended March 31, 2024. The decrease of $7.1 million (or 15%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was driven by our continued shift from self-managed subscription licenses to cloud subscriptions as part of our cloud only, consumption driven strategy.
Our maintenance revenues decreased to $103.2 million (or 26% of total revenues) for the three months ended March 31, 2025 from $117.7 million (or 30% of total revenues) for the three months ended March 31, 2024. The decrease of $14.5 million (or 12%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to non-renewals of legacy maintenance contracts for self-managed licenses including migrations from perpetual licenses to our cloud subscription offerings partially offset by price uplifts upon renewal. We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of sales of perpetual licenses, continued migrations from perpetual licenses to our cloud subscriptions and customers not renewing due to no longer having a use case.

Total revenues recognized at a point in time
Our self-managed subscription license recognized at a point in time decreased to $42.6 million (or 11% of total revenues) for the three months ended March 31, 2025 from $52.0 million (or 13% of total revenues) for the three months ended March 31, 2024.The decrease of $9.4 million (or 18%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was driven by our continued shift from self-managed subscription licenses to cloud subscription as part of our cloud only, consumption driven strategy.

We continue to expect self-managed subscription license revenues to decrease, with the cloud subscription revenues increasing as a percentage of total revenues, driven by our cloud only, consumption driven strategy.

Professional services
Our professional services revenues decreased to $16.7 million (or 4% of total revenues) for the three months ended March 31, 2025 from $18.9 million (or 5% of total revenues) for the three months ended March 31, 2024. The decrease of $2.2 million (or 12%) in professional services revenues for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by a decrease in demand for our implementation and other consulting offerings. The decrease in demand for our implementation and other consulting offerings is due to our strategic shift to have third party providers perform an increasing share of our customers’ implementation work.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2025	2024
Cost of subscription revenues	$53,745	$46,843	15%
Cost of maintenance and professional service revenues	26,736	33,878	(21)%
Amortization of acquired technology	531	1,034	(49)%
Total cost of revenues	$81,012	$81,755	(1)%
Cost of subscription revenues, as a percentage of subscription revenues	19%	19%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	22%	25%
Cost of Subscription Revenues
Cost of subscription revenues increased to $53.7 million (or 19% of subscription revenues) for the three months ended March 31, 2025 compared to $46.8 million (or 19% of subscription revenues) for the three months ended March 31, 2024. The increase of $6.9 million (or 15%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a $5.6 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $1.8 million increase in personnel-related and stock-based compensation expenses driven by an increase in headcount, and a $1.6 million increase in Shared Costs, partially offset by a $2.1 million decrease in software and other expenses.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues decreased to $26.7 million (or 22% of maintenance and professional services revenues) during the three months ended March 31, 2025 compared to $33.9 million (or 25% of maintenance and professional services revenues) during the three months ended March 31, 2024. The decrease of $7.2 million (or 21%) during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a $5.0 million decrease in personnel-related and stock-based compensation expenses driven by a decrease in headcount, a $1.3 million decrease in Shared Costs, and a $0.9 million decrease in outside services and other expenses.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $0.5 million (or 0% of total revenues) for the three months ended March 31, 2025 from $1.0 million (or 0% of total revenues) for the three months ended March 31, 2024. The decrease of $0.5 million (or 49%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a decrease in the amortization of acquired technology primarily from the 2015 Privatization Transaction, as components of the technology become fully amortized.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2025	2024
Research and development	$81,973	$79,654	3%
Research and development expenses increased to $82.0 million (or 21% of total revenues) for the three months ended March 31, 2025 compared to $79.7 million (or 21% of total revenues) for the three months ended March 31, 2024. The increase of $2.3 million (or 3%) during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a $1.5 million increase in personnel-related costs driven by an increase in headcount, and a $0.8 million increase in Shared Costs and other expenses.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2025	2024
Sales and marketing	$142,112	$137,433	3%
Sales and marketing expenses increased to $142.1 million (or 35% of total revenues) during the three months ended March 31, 2025 compared to $137.4 million (or 35% of total revenues) during the three months ended March 31, 2024. The increase of $4.7 million (or 3%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a $2.8 million increase in personnel-related and stock-based compensation expenses driven by an increase in headcount, a $1.1 million increase in marketing and other expenses, and a $0.8 million increase in Shared Costs.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2025	2024
General and administrative	$40,182	$50,446	(20)%

General and administrative expenses decreased to $40.2 million (or 10% of total revenues) during the three months ended March 31, 2025 compared to $50.4 million (or 13% of total revenues) during the three months ended March 31, 2024. The decrease of $10.2 million (or 20%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a $5.2 million decrease in acquisition-related expenses, a $3.2 million decrease in bad debt expense, and a $3.0 million decrease in stock-based compensation expense, partially offset by a $1.2 million increase in Shared Costs and other expenses.

Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets and restructuring (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2025	2024
Amortization of intangible assets	$24,791	$31,739	(22)%
Restructuring	—	4,355	(100)%
Amortization of intangible assets decreased to $24.8 million (or 6% of revenues) during the three months ended March 31, 2025 compared to $31.7 million (or 8% of revenues) during the three months ended March 31, 2024. The decrease of $6.9 million (or 22%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets become fully amortized.
Restructuring costs decreased by $4.4 million (or 100%) to $0.0 million (or 0% of revenues) during the three months ended March 31, 2025 compared to $4.4 million (or 1% of revenues) during the three months ended March 31, 2024. The remaining charges for the November Plan were incurred in the first quarter of 2024. There were no restructuring charges for the current quarter.
Interest and Other (Expense) Income, Net
The following table sets forth, for the periods indicated, our interest and other (expense) income, net (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2025	2024
Interest income	$13,256	$13,407	(1)%
Interest expense	(29,457)	(39,097)	(25)%
Other (expense) income, net	(15,666)	6,335	(347)%
Interest and other expense, net	$(31,867)	$(19,355)	65%
The change in interest and other (expense) income, net, of $12.5 million (or 65%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a $22.0 million decrease in other (expense) income from unrealized foreign exchange losses, partially offset by a $9.5 million decrease in interest expense primarily due to lower interest rates.
Income Tax Expense (Benefit)
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,		Percent Change
	2025	2024
Income tax expense (benefit)	$620	$(25,464)	(102)%
Effective tax rate	32%	158%
Our income tax expense was $0.6 million and income tax benefit was $25.5 million for the three months ended March 31, 2025 and 2024, respectively. The income tax provision has fluctuated primarily due to seasonality and narrowing of the pretax income or losses incurred from period to period, change in our valuation allowance and to a lesser extent the impact of different tax rates on foreign income and fluctuations in non-deductible stock-based compensation.
In assessing the need for a valuation allowance as of March 31, 2025, we considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies. We continue to evaluate the need for the valuation allowance quarterly, considering factors such as sustained profitability, changes in market conditions, and strategic initiatives that may impact our future taxable income.
Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of March 31, 2025 and December 31, 2024, respectively, we had $1,252.0 million and $1,232.4 million in available cash, cash equivalents, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, short term investments, cash flows generated by operations and the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
The Company has a credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. Under the Credit Agreement, the Company borrowed $1.9 billion of dollar term loans and obtained $250.0 million of commitments under a Revolving Credit Facility.
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
Approximately one third of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$154,174	$131,642
Net cash (used in) / provided by investing activities	(6,339)	4,430
Net cash used in financing activities	(119,502)	(7,885)
Operating Activities:    Cash provided by operating activities for the three months ended March 31, 2025 was $154.1 million. Our net income for the three months ended March 31, 2025 was $1.3 million, adjusted for non-cash charges, primarily consisting of $28.8 million of depreciation and amortization, $4.0 million of non-

cash operating lease cost, $60.2 million of stock-based compensation expense and $3.0 million of deferred income taxes. Additional fluctuations of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $232.5 million decrease in accounts receivables due to the timing of collections and a $6.3 million decrease in prepaid expenses and assets. This was partially offset mainly by $88.4 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations, a $81.5 million decrease in deferred revenue, and a $6.1 million decrease in income tax payable due to the timing of tax payments.
Cash provided by operating activities for the three months ended March 31, 2024 was $131.6 million. Our net income for the three months ended March 31, 2024 was $9.3 million, adjusted for non-cash charges of $101.6 million and a net cash inflow of $20.7 million provided by changes in our operating assets and liabilities.
Investing Activities:    Net cash used in investing activities for the three months ended March 31, 2025 was $6.3 million primarily due to a cash outflow consisting of $175.7 million in purchases of investments and $3.1 million for purchases of property and equipment, partially offset by $172.5 million in maturities of investments.
Net cash provided by investing activities for the three months ended March 31, 2024 was $4.4 million primarily due to a cash inflow in maturities of investments and other, partially offset by purchases of investments and purchases of property and equipment.
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
Financing Activities: Net cash used in financing activities for the three months ended March 31, 2025 was $119.5 million primarily due to $101.4 million in repurchases of common stock, $29.0 million payments for taxes related to net share settlement of restricted stock units and $4.7 million in payment of debt. These cash outflows were partially offset by $14.6 million in proceeds from issuance of common stock under the ESPP and $1.0 million in proceeds from the issuance of shares.
Net cash used in financing activities for the three months ended March 31, 2024 was $7.9 million driven mainly by payment for taxes related to net share settlement of restricted stock units and payment of debt. These cash outflows were partially offset by proceeds from the issuance of shares and proceeds from issuance of common stock under the ESPP.
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

The Credit Agreement contains certain customary affirmative and negative covenants. As of March 31, 2025, we were in compliance with all such covenants.
Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the three months ended March 31, 2025 from the contractual and lease obligations disclosed in our Annual Report on Form 10-K.
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

There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K, filed with the SEC on February 25, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our investment objective is to conserve capital and maintain liquidity to support our operations; therefore, we generally invest in highly liquid securities, consisting primarily of debt securities, bank deposits, money market funds, and time deposits. Such fixed and floating interest-earning instruments carry a degree of interest rate risk. Fixed income securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due to the primarily short-term nature of our investment portfolio, we do not believe a hypothetical quarter point increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in interest rates.
As of March 31, 2025, we had long-term debt outstanding with a carrying value of $1.8 billion. A hypothetical change in interest rate of 0.25% will increase or decrease interest expense by approximately $4.5 million a year. See Note 7. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.
Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. We currently have cash flow hedges for our Indian Rupee expense exposure that we hedge on a rolling twelve-month basis. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% increase in the value of all applicable foreign currencies relative to the U.S. dollar would have had approximately a $5.5 million positive impact to operating income for the three months ended March 31, 2025.
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
As of March 31, 2025, our remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other (expense) income, net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $104.3 million worth of Indian rupees using exchange rates as of March 31, 2025.

Cross-Currency Swap Contracts
During the fourth quarter of 2024, the Company entered into cross-currency swap contracts with a total notional amount of €300 million of Euro for $328 million of USD, designated as net investment hedges, that is used to hedge a portion of the Company's net investment in its European operations. The swap agreement provides for the Company to receive monthly interest payments in U.S. dollars at a float rate and to make Euro interest payments at a float rate. The risk management objective of entering into such agreements is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in Euros.
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
Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to interest rate volatility, shifting foreign exchange rates, tariffs, boycotts, and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. Uncertainty regarding actual or anticipated actions by the current U.S. administration, and actual or anticipated responsive actions from other world actors, could exacerbate these concerns. For example, the recent imposition by the U.S. government of trade measures, including tariffs, sanctions or other restrictions on goods exported from, or imported into, the United States, or countermeasures or boycotts imposed by other countries in response to such U.S. government trade measures, could adversely affect global economic conditions, our operations, or our ability to sell our products globally, which could adversely affect our operating results and financial condition. The uncertainties relating to these trade measures and countermeasures and their potential effects may more significantly or immediately cause our current or prospective customers to stop or delay making new investments in technologies such as our products. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets. In prior periods, fluctuations in foreign currency exchange rates have negatively affected, and in the future could negatively affect our revenues from time to time. Such macroeconomic conditions have in the past and may in the future adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates, and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments or cancellations from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, starting in 2022, we experienced increased customer scrutiny and ROI thresholds on investments, resulting in the lengthening of many sales cycles and volatility in pipeline conversion rates. If macroeconomic or geopolitical conditions continue to deteriorate or if an economic recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.
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
Achieving a high renewal rate on our maintenance contracts is important to our business. During the three months ended March 31, 2025 and 2024, maintenance revenue represented 26% and 30% of our total revenue respectively. We have experienced, and expect to continue to experience, a decline in maintenance revenue. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud subscription offerings, customers’ dissatisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies, or our product pricing versus competing offerings.

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
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally under perpetual licenses and self-managed subscription licenses, to our new cloud-based data integration offerings. In furtherance of this strategy, we have announced timelines for end of standard support for certain self-managed offerings, and may take similar actions in the future, which may cause us to lose customers and associated revenue. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 10.7% of that installed base maintenance and self-managed on-premises revenue to our cloud solution. These migration projects can be time consuming and may require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.
Legal and regulatory changes in jurisdictions in which we do business, including regulations relating to AI and machine learning or to localization and transfer of personal and other regulated types of data, and changes in the manner in which those laws and regulations are interpreted and enforced, could deter or reduce customer demand.
Changes in laws and regulations relating to AI and machine learning (“ML”), privacy, data protection, and security, and changes in how courts and supervisory authorities interpret and enforce those laws and regulations, may have the effect of deterring customers in some jurisdictions from commencing, continuing, or expanding use of our products and services. In particular, laws and regulations relating to the localization of categories of information in the jurisdiction of origin or to restrictions on transfer of categories of information out of the jurisdiction may reduce demand for our provision of cloud, professional and support services and/or inhibit our ability to offer those services efficiently and effectively with the features customers desire. This risk is heightened as more customers use cloud services in lieu of self-managed software. Even where we host cloud services in a customer’s jurisdiction, regulators concerned about the possibility of surveillance and intelligence gathering by foreign government entities may encourage those customers to seek alternative services of locally owned and controlled providers where available. Laws and regulations related to AI/ML may limit the use cases for which customers leverage our cloud services, particularly in sectors where AI models or systems may be deemed high risk or otherwise heavily monitored or restricted. Regulatory changes may require us to devote significant additional time and attention from our personnel to maintain or expand our customer relationships in specific jurisdictions or industries to address actual or perceived risks. Additionally, increased complexity in compliance may increase our operating costs. If we are unable to retain existing customers and attract new customers as the legal and regulatory landscape continues to change, or if we fail to adapt to these changes, our results of operations may suffer. See risks related to privacy, data protection and security regulation under “Risks Related to Regulation” below.
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
Our success depends upon our ability to enhance existing products, to respond to changing customer requirements, and to develop and introduce new products in a timely manner that keep pace with technological and competitive developments, including those that may incorporate AI/ML, and emerging industry standards. We may be subject to new, or heightened legal, ethical, and other challenges. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of subscriptions to our products and purchase those of our competitors instead. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance.
Our current research and development efforts, including the introduction of new products, the integration of acquired products, and the enhancement of existing products, may not be successful or result in significant revenue, cost savings or other benefits in the near future, if at all.
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data management software and services, especially for broader data management initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data management needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in 2023, we acquired Privitar Limited, a provider of privacy and security controls for enterprise data customers and released the PowerCenter Cloud Edition to accelerate migrations from on-premises PowerCenter to IDMC. In 2024, we introduced CLAIRE

GPT and CLAIRE AI copilot. We intend to continue our investments to develop and introduce new products and product enhancements.
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
Moreover, the expansion of our product portfolio through the introduction of new products and programs, and the transition to cloud and consumption-based pricing, has increased the complexity of our transactions, increased the length of our sales cycles and reduced the predictability of the timing and the amount of future sales.
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
We continue to experience a reduced conversion rate of our overall pipeline year over year, primarily as a result of general economic slowdowns, macroeconomic uncertainty and geopolitical disruptions, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Recent and current global macroeconomic uncertainty and trends have had and may continue to have an adverse effect on our pipeline conversion rate for the foreseeable future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of investors, which could cause our stock price to decline.
We have international operations and sales offices in other countries and have experienced and may continue to experience various leadership transitions in our worldwide sales organization.
As our products become more complex and we target new customers, we expect to broaden our go-to-market initiatives and, as a result, our sales and marketing expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience unexpected turnover in sales personnel, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion rate, or do not achieve increases in productivity and efficiencies from our new sales personnel, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase subscriptions to our products typically require the approval of their executive decision makers. Macroeconomic uncertainty, inflationary pressures, volatility and uncertainty in the financial services sector, geopolitical disruptions, and other challenging global economic conditions, including international trade regulations and tariffs, have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including stricter purchasing controls, the size of transactions, and length of our sales cycle. In addition, educating potential customers about the full benefits of our products can require significant time. These trends are likely to increase, particularly as we expand our market focus to broader data management initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle has lengthened, and may continue to lengthen, as we continue to focus our sales efforts on large corporations. In addition, the purchase of subscriptions to our products may be delayed, or our sales cycle may become more complex, due to customer concerns about migrating pre-existing self-managed license products to cloud offerings, or potential conflicts in our sales channels and sales processes as we increasingly sell our subscription-based cloud offerings to accounts that have pre-existing self-managed license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase subscriptions to our products typically ranges from three to twelve months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of subscriptions to our products, including:
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
Prior to our IPO, we were taken private in a 2015 transaction led by Permira and CPP Investments (each a "Sponsor" and together "our Sponsors"). As a result of the transaction, we recorded $3.1 billion in acquired technology and intangible assets and incurred debt. We continue to recognize amortization expense from these assets and interest expense from the debt incurred, which has in prior periods contributed to reported net losses and will continue to reduce otherwise reportable net income. In addition, we anticipate that our operating expenses generally will increase in absolute dollars in the long term as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities particularly with regard to our subscription-based offerings, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products and services or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, increases in interest rates have impacted and will continue to impact profitability as our Credit Facilities (as defined below) have variable interest rates which are no longer being offset by the interest rate swaps that we previously entered into and matured on December 31, 2022.
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
Additionally, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings, will be adversely affected. Our failure to provide and maintain high-

quality products and support services would have an adverse effect on our business, financial condition, and results of operations.
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
Furthermore, our customers have no obligation to renew their subscription agreement after the expiration of their current subscription period, and in fact, some former customers have elected not to renew. As a result, we may not be able to accurately predict future renewal rates, and our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including lack of satisfaction with our subscription-based offerings, the prices of our subscription-based offerings and being uncompetitive with the prices offered by competitors, perceived security risks associated with our systems, reductions in customers’ spending levels, a competitor’s product being perceived as better than our product, and general economic conditions. If our customers do not renew their subscriptions, or if they renew on less favorable terms, our revenue may decline.
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
Historically, a significant portion of our revenues have been derived from sales of our traditional on-premise self-managed data management products, such as PowerCenter and PowerExchange, and related services, and we expect this to continue for the foreseeable future, although at a declining rate as we encourage customers to migrate to our cloud products. If these products and services do not maintain market acceptance, our revenues may decrease faster than we anticipate. In recent years, we have expanded our platform to include cloud products and services in the emerging market for broader data management initiatives, such as cloud data integration, cloud application integration, cloud data quality and governance, enterprise data catalog, master data management ("MDM"), customer data platform, enterprise integration platform as a service, and data privacy management, among others.
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
Upgrades to our internal systems, processes, and controls may require us to implement incremental internal controls or additional reporting measures to evaluate the effectiveness of such upgrade or improvement, or to adopt new processes or procedures in connection with the upgrade or improvement. We may not be able to successfully implement upgrades and improvements to our systems, processes, and controls in an efficient or timely manner, if at all, and we may discover deficiencies in existing systems, processes, and controls, which could adversely affect our business or result in increased costs. We have licensed technology and utilize services from various third parties to help us implement upgrades and improvements. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical costs. The nature of such third-party technology, support and other services also may be negatively affected by mergers and consolidation in the software industry, and support and other services for such technology may not be available to us in the future. In addition, we use both self-managed and cloud resources, and any security or other flaws in such resources could have a negative impact on our internal systems, processes, or controls.
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
Our software is subject to U.S. export control laws and regulations including the Export Administration Regulations ("EAR"), and trade and economic sanctions maintained by the Office of Foreign Assets Control ("OFAC"). As such, an export license may be required to export or reexport our products to certain countries, end-users and end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties. These risks are heightened in the case of rapidly evolving world events, such as the recent imposition by the U.S. government of trade measures, countermeasures imposed in response to such U.S. government trade measures, and continued conflicts in Ukraine and Eastern Europe, and in the Middle East. The United States, other countries and global coalitions have in the past, and may in the future, issue sanctions and revisions to export control regulations in quick succession and with very short time periods in which to fully comply.
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
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.

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
We have significant operations outside of our North American region, including sales and professional services operations, software development centers and customer support centers, and we have historically derived a significant portion of our revenue from outside the United States. Our international operations are subject to numerous risks, including:
•geopolitical disruption and resulting sanctions, export controls or boycotts, and general economic and political conditions in these foreign markets;
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
The imposition by the U.S. government of trade measures, including tariffs, sanctions or other restrictions on goods exported from, or imported into, the United States, or countermeasures or boycotts imposed by other countries in response to such U.S. government trade measures, could adversely affect global economic conditions, our operations, or our ability to sell our products globally, which could adversely affect our operating results and financial condition. Although the direct impact of the international trade measures and political tension, and any escalation of such tension, on the industries in which we operate is uncertain, the negative impact on general, economic, political and social conditions may adversely impact our business, financial condition and results of operations, and may impair our future sales and business by causing a negative effect on global economic conditions and financial markets. The uncertainties relating to these trade measures and countermeasures and their potential effects may more significantly or immediately cause our current or prospective customers to stop or delay making new investments in technologies such as our products.
We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility in credit, equity and foreign currency markets, tariffs, or geopolitical disruptions, including ongoing military conflicts, could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe and other regions throughout the world. If tensions between the United States, members of NATO and Russia continue to escalate and create global security concerns, that may lead to an increased adverse impact on regional and global economies and increase the likelihood of cyberattacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable.
We may experience fluctuations in foreign currency exchange rates that could adversely impact our results of operations.
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. Our main revenue exposures are in Euro, Yen, and Sterling. On occasion, exchange rates have been particularly volatile and have affected quarterly revenue and profitability. In prior years, fluctuations from foreign currency exchange rates have negatively affected, and in the future could negatively affect our revenues. As fluctuations in foreign currency exchange rates occur or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and net income. In particular, these unfavorable exchange rate changes could have a significant impact on the operating expenses of our international operations in India, where we have approximately half of our employees as of December 31, 2024.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% of our revenue, including for the fiscal year ended December 31, 2024, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact existing or future U.S. public sector transactions. For example, a shutdown of the U.S. federal government could delay public sector transactions and contracting by government entities. Certain states within the U.S., including California, are experiencing similar budgetary issues, which could impact current or future transactions with those states. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect existing contracts and future sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term. We may also be subject to the effects of actual or anticipated actions by the current U.S. administration, including administrative oversight and control, affecting government spending and the continued validity of existing rules and regulations, or the implementation of new rules and regulations, and actual or anticipated responsive actions from other world actors.
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
We have a significant amount of indebtedness. Subject to the limits contained in the credit agreement (the “Credit Agreement”) that governs our credit facilities (the "Credit Facilities") and our other debt instruments, we may need to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our level of debt could have important consequences to the holders of our common stock, including the following:
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the three months ended March 31, 2025, approximately 19% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
We and our subsidiaries may need to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of March 31, 2025, our Revolving Credit Facility (the “Revolving Credit Facility”) would have provided for unused commitments of $250.0 million, which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of March 31, 2025, approximately 63% of our outstanding Class A and Class B-1 common stock is owned by entities affiliated with our Sponsors, including approximately 22.3 million Class A shares owned by Ithaca L.P., a limited partnership affiliated with Permira (“Ithaca”).
The Sponsors and their affiliates have, and may in the future from time to time seek to sell or otherwise dispose of some or all of their shares, including by selling shares in underwritten offerings, block trades or open market transactions, or by distributing shares to their equity holders or otherwise. For example, under our amended and restated registration rights agreement, the Sponsors and their affiliates can require us to register shares owned by them for public sale in the United States. In November 2024, the Sponsors exercised this right in an underwritten offering of 16 million shares of our Class A common stock. In addition, certain Sponsor-affiliated entities, including Ithaca, have the right to distribute some or all of their Class A shares to their limited partners. Furthermore, the Ithaca limited partners have the right to elect to withdraw their shares at certain points in the future, at which point they may sell those shares at their discretion. If any of these entities were to register or distribute their shares, or if the limited partners in those entities choose to exercise their rights to withdraw their shares, such shares would be available for resale in the public market, either immediately or at a later date. For example, in November 2023, June 2024, and November 2024, Ithaca distributed shares of Class A common stock to various of its limited partners, all of which were available for immediate resale in the public market at the discretion of the applicable limited partner. Permira will continue to retain voting and investment power over the remaining shares held by Ithaca, which shares may be subsequently sold or distributed by Ithaca from time to time.
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
Our Sponsors and their affiliates control approximately 63% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2025. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Our Sponsors and their affiliates control approximately 63% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2025. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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

None.

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

	(in thousands, except per share amounts)
January 1, 2025 to January 31, 2025	765	$25.27	765	$277,594
February 1, 2025 to February 28, 2025	2,867	$20.17	2,867	$619,841
March 1, 2025 to March 31, 2025	1,247	$18.34	1,247	$596,974
Total	4,879		4,879

(1) On February 10, 2025, the Board approved a new share repurchase authorization which enables the Company to repurchase up to an additional $400 million of its Class A common stock through privately-negotiated purchases with individual holders or in the open market, bringing the aggregate authorized repurchase amount to $800 million. For the three months ended March 31, 2025, the Company has repurchased $100 million of its Class A common stock through open market purchases. A committee of the Board will determine the timing, amount and terms of any repurchase.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Outside Director Compensation Policy
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

+	Indicates management contract or compensatory plan.
†	The certifications attached as Exhibit 32.1 that accompany this Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Informatica Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 8, 2025	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ MICHAEL MCLAUGHLIN
Michael McLaughlin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)