Form 10-Q
period 2025-06-30
Informatica Inc.
filed 2025-08-08
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 260,676,335 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of July 28, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. The forward-looking statements in this report, other than the statements regarding the Merger (as defined below) with Salesforce (as defined below), do not assume the consummation of the Merger unless specifically stated otherwise. Forward-looking statements contained in this Report include, but are not limited to, statements about:
•the occurrence of any event, change, or other circumstances that could delay or prevent closing of the Merger (as defined below) or give rise to the termination of the Merger Agreement (as defined below);
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

Part I - Financial Information
Item 1. Financial Statements

INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,052,275	$912,460
Short-term investments	246,299	319,951
Accounts receivable, net of allowances of $3,422 and $6,618, respectively	332,600	509,826
Contract assets, net	60,196	60,343
Prepaid expenses and other current assets	243,053	184,939
Total current assets	1,934,423	1,987,519
Property and equipment, net	137,365	138,999
Operating lease right-of-use-assets	53,490	48,438
Goodwill	2,391,833	2,326,831
Customer relationships intangible asset, net	510,199	550,404
Other intangible assets, net	4,873	5,681
Deferred tax assets	19,025	18,267
Other assets	203,511	203,393
Total assets	$5,254,719	$5,279,532
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,767	$27,155
Accrued liabilities	54,236	57,696
Accrued compensation and related expenses	103,673	148,248
Current operating lease liabilities	14,060	13,686
Current portion of long-term debt	18,750	18,750
Income taxes payable	2,957	5,815
Deferred revenue	746,839	819,367
Total current liabilities	961,282	1,090,717
Long-term operating lease liabilities	42,665	37,771
Long-term deferred revenue	11,180	13,910
Long-term debt, net	1,782,706	1,790,401
Deferred tax liabilities	5,998	7,828
Long-term income taxes payable	27,528	24,276
Other liabilities	38,823	7,315
Total liabilities	2,870,182	2,972,218
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 260,595 and 259,485 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,607	2,596
Class B-1 common stock; $0.01 par value per share; 200,000 shares authorized as of June 30, 2025 and December 31, 2024; 44,050 shares issued and outstanding as of June 30, 2025 and December 31, 2024	440	440
Class B-2 common stock; $0.00001 par value per share; 200,000 shares authorized as of June 30, 2025 and December 31, 2024; 44,050 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	3,690,869	3,670,371
Accumulated other comprehensive loss	(7,350)	(67,383)
Accumulated deficit	(1,302,029)	(1,298,710)
Total stockholders’ equity	2,384,537	2,307,314
Total liabilities and stockholders’ equity	$5,254,719	$5,279,532
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues:
Subscription revenue	$287,034	$264,306	$571,044	$516,304
Maintenance and professional services	120,310	136,319	240,197	272,928
Total revenues	407,344	400,625	811,241	789,232
Cost of revenues:
Subscription costs	53,606	47,367	107,351	94,210
Maintenance and professional services costs	27,171	34,501	53,907	68,379
Amortization of acquired technology	538	1,027	1,069	2,061
Total cost of revenues	81,315	82,895	162,327	164,650
Gross profit	326,029	317,730	648,914	624,582
Operating expenses:
Research and development	88,240	79,234	170,213	158,888
Sales and marketing	155,491	147,453	297,603	284,886
General and administrative	57,377	48,962	97,559	99,408
Amortization of intangible assets	25,010	31,718	49,801	63,457
Restructuring	—	899	—	5,254
Total operating expenses	326,118	308,266	615,176	611,893
(Loss) income from operations	(89)	9,464	33,738	12,689
Interest income	13,004	13,765	26,260	27,172
Interest expense	(29,552)	(38,333)	(59,009)	(77,430)
Other (expense) income, net	(18,819)	851	(34,485)	7,186
Loss before income taxes	(35,456)	(14,253)	(33,496)	(30,383)
Income tax benefit	(30,807)	(19,081)	(30,187)	(44,545)
Net (loss) income	$(4,649)	$4,828	$(3,309)	$14,162
Net (loss) income per share attributable to Class A and Class B-1 common stockholders:
Basic	$(0.02)	$0.02	$(0.01)	$0.05
Diluted	$(0.02)	$0.02	$(0.01)	$0.05
Weighted-average shares used in computing net (loss) income per share:
Basic	302,949	300,930	302,811	298,913
Diluted	302,949	314,934	302,811	313,716
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net (loss) income	$(4,649)	$4,828	$(3,309)	$14,162
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment, net of tax (expense) benefit of $(509), $32, $(715), and $238	65,610	(5,352)	100,972	(25,332)
Available-for-sale debt securities:
Change in unrealized loss, net of tax benefit of $8, $6, $20, and $32	(24)	(16)	(64)	(97)
Available-for-sale debt securities, net change	(24)	(16)	(64)	(97)
Cash flow hedges:
Change in unrealized gain, net of tax benefit (expense) of $179, $(44), $450, and $(132)	549	132	1,379	401
Less: reclassification adjustment for amounts included in net (loss) income, net of tax benefit (expense) of $15, $(24), $164, and $(99)	46	(73)	502	(302)
Cash flow hedge, net change	595	59	1,881	99

Change in fair value of cross currency swap contracts, net of tax benefit of $—, $—, $—, and $—	(28,872)	—	(42,756)	—
Total other comprehensive income (loss), net of tax effect	37,309	(5,309)	60,033	(25,330)

Total comprehensive income (loss), net of tax effect	$32,660	$(481)	$56,724	$(11,168)
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2025	257,675	$2,578	44,050	$440	44,050	$—	$3,617,109	$(44,659)	$(1,297,380)	$2,278,088
Stock-based compensation	—	—	—	—	—	—	70,392	—	—	70,392
Shares withheld related to net share settlement of equity awards	(1,001)	(10)	—	—	—	—	(19,580)	—	—	(19,590)
Issuance of shares under equity plans	3,921	39	—	—	—	—	22,948	—	—	22,987
Net loss	—	—	—	—	—	—	—	—	(4,649)	(4,649)
Other comprehensive income	—	—	—	—	—	—	—	37,309	—	37,309
Balances, June 30, 2025	260,595	$2,607	44,050	$440	44,050	$—	$3,690,869	$(7,350)	$(1,302,029)	$2,384,537

	Three Months Ended June 30, 2024
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2024	255,502	$2,556	44,050	$440	44,050	$—	$3,601,372	$(42,391)	$(1,299,162)	$2,262,815
Stock-based compensation	—	—	—	—	—	—	65,470	—	—	65,470
Shares withheld related to net share settlement of equity awards	(1,016)	(10)	—	—	—	—	(30,838)	—	—	(30,848)
Issuance of shares under equity plans	4,324	43	—	—	—	—	28,817	—	—	28,860
Net income	—	—	—	—	—	—	—	—	4,828	4,828
Other comprehensive loss	—	—	—	—	—	—	—	(5,309)	—	(5,309)
Balances, June 30, 2024	258,810	$2,589	44,050	$440	44,050	$—	$3,664,821	$(47,700)	$(1,294,334)	$2,325,816

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2025
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2024	259,485	$2,596	44,050	$440	44,050	$—	$3,670,371	$(67,383)	$(1,298,710)	$2,307,314
Stock-based compensation	—	—	—	—	—	—	130,570	—	—	130,570
Issuance of shares under employee stock purchase plan	922	9	—	—	—	—	14,570	—	—	14,579
Shares withheld related to net share settlement of equity awards	(2,425)	(24)	—	—	—	—	(48,581)	—	—	(48,605)
Repurchases of common stock	(4,879)	(49)	—	—	—	—	(99,951)	—	—	(100,000)
Issuance of shares under equity plans	7,492	75	—	—	—	—	23,890	—	—	23,965
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	—	—	—	(3,309)	(3,309)
Other comprehensive income	—	—	—	—	—	—	—	60,033	—	60,033
Balances, June 30, 2025	260,595	$2,607	44,050	$440	44,050	$—	$3,690,869	$(7,350)	$(1,302,029)	$2,384,537

	Six Months Ended June 30, 2024
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2023	250,874	$2,510	44,050	$440	44,050	$—	$3,540,502	$(22,370)	$(1,308,484)	$2,212,598
Stock-based compensation	—	—	—	—	—	—	129,571	—	—	129,571
Issuance of shares under employee stock purchase plan	936	9	—	—	—	—	13,788	—	—	13,797
Shares withheld related to net share settlement of equity awards	(2,366)	(24)	—	—	—	—	(76,667)	—	—	(76,691)
Issuance of shares under equity plans	9,366	94	—	—	—	—	57,627	—	—	57,721
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Net income	—	—	—	—	—	—	—	—	14,162	14,162
Other comprehensive loss	—	—	—	—	—	—	—	(25,330)	—	(25,330)
Balances, June 30, 2024	258,810	$2,589	44,050	$440	44,050	$—	$3,664,821	$(47,700)	$(1,294,334)	$2,325,816

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Operating activities:
Net (loss) income	$(3,309)	$14,162
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,800	6,066
Non-cash operating lease costs	7,104	7,335
Stock-based compensation	130,570	129,600
Deferred income taxes	(1,235)	(1,576)
Amortization of intangible assets and acquired technology	50,870	65,518
Amortization of debt issuance costs	1,932	1,790
Amortization of investment discount, net of premium	(1,314)	(2,848)
Debt refinancing costs	—	1,366
Changes in operating assets and liabilities:
Accounts receivable	185,775	176,418
Prepaid expenses and other assets	12,868	8,197
Accounts payable and accrued liabilities	(64,019)	(92,022)
Income taxes payable	(50,909)	(74,812)
Deferred revenue	(96,383)	(82,700)
Net cash provided by operating activities	178,750	156,494
Investing activities:
Purchases of property and equipment	(4,708)	(1,565)
Purchases of investments	(234,385)	(269,555)
Maturities of investments	276,500	202,032
Sales of investments	7,929	—
Other	—	1,878
Net cash provided by / (used in) investing activities	45,336	(67,210)
Financing activities:
Payment of debt	(9,376)	(11,347)
Payment of debt refinancing costs	—	(1,349)
Proceeds from issuance of debt	—	1,971
Proceeds from issuance of common stock under employee stock purchase plan	14,579	13,797
Payments for dividends related to Class B-2 shares	(10)	(12)
Payments for repurchases of common stock	(101,346)	—
Payments for taxes related to net share settlement of equity awards	(48,605)	(76,691)
Proceeds from issuance of shares under equity plans	23,965	57,721
Net cash used in financing activities	(120,793)	(15,910)
Effect of foreign exchange rate changes on cash and cash equivalents	36,522	(7,352)
Net increase in cash and cash equivalents	139,815	66,022
Cash and cash equivalents at beginning of period	912,460	732,443
Cash and cash equivalents at end of period	$1,052,275	$798,465
Supplemental disclosures:
Cash paid for interest	$60,227	$75,704
Cash paid for income taxes, net of refunds	$21,868	$31,843
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$632	$279

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
Proposed Transaction with Salesforce
On May 26, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Salesforce, Inc., a Delaware corporation (“Salesforce”) and Phoenix I Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Salesforce (“Merger Sub”). Pursuant to the terms of the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Salesforce (the “Merger”), and Merger Sub will cease to exist.
At the effective time of the Merger (the “Effective Time”), (a) each issued and outstanding share of Class A common stock, $0.01 par value per share (“Class A common stock”) and Class B-1 common stock, $0.01 par value per share (“Class B-1 common stock”) (other than any of the shares described in the next sentence) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $25.00 per share in cash, without interest (the “Class A and Class B-1 Merger Consideration”), and (b) each issued and outstanding share of Class B-2 common stock, $0.00001 par value per share, of the Company issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $0.0000100115 per share in cash, without interest (the “Class B-2 Merger Consideration” and together with the Class A and Class B-1 Merger Consideration, the “Merger Consideration”). However, the Merger Consideration will not be paid, nor will any distribution be made, in respect of any shares of the Company’s Class A common stock or Class B-1 common stock owned immediately prior to the Effective Time by (1) the Company (including the Company’s treasury shares), Merger Sub, Salesforce or any direct or indirect wholly owned subsidiary of Salesforce, which at the Effective Time will automatically be cancelled without any conversion thereof, and (2) stockholders or beneficial owners of shares of the Company’s common stock who have neither voted in favor of the Merger nor consented thereto in writing and who have properly and timely demanded appraisal for such shares in accordance with Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”, and such shares, the “Dissenting Shares”). At the Effective Time, holders of any Dissenting Shares will be entitled only to such rights as are granted by the DGCL. From and after the Effective Time, all shares of the Company’s common stock shall cease to be issued and outstanding and shall automatically be cancelled and retired and shall cease to exist. As a result of the Merger, the Company will cease to be a publicly-traded company.
The Merger Agreement and Merger Consideration have been approved by the boards of directors of both Salesforce and the Company. The Merger Agreement and the Merger also have been approved by EvomLux S.à.r.l., Ithaca L.P. (together, “Permira”) and Canada Pension Plan Investment (“CPP Investments”) (each a "Sponsor" and together "the Sponsors"), which together hold a majority of the outstanding shares of Class A common stock and Class B-1 common stock. As a result, no further approval of the Company’s stockholders is required under applicable law, the Company’s amended and restated certificate of incorporation or the Merger Agreement to adopt the Merger Agreement. The Merger is expected to close early in Salesforce’s fiscal year

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2027, which begins on February 1, 2026, subject to the receipt of required regulatory clearances and satisfaction of other customary closing conditions set forth in the Merger Agreement.
The Merger Agreement contains certain customary termination rights for the Company and Salesforce and provides that a termination fee of $253 million will be payable by the Company to Salesforce upon termination of the Merger Agreement under certain circumstances, including where Salesforce terminates the Merger Agreement as a result of the Company’s breach of the Merger Agreement following receipt of a bona fide acquisition proposal that has not been withdrawn at least three business days prior to the date of such termination, and within 12 months of such termination, the Company enters into a definitive agreement providing for an acquisition proposal or consummates an acquisition proposal. In certain circumstances, a regulatory termination fee of $363 million will be payable by Salesforce to the Company in the event that the Merger Agreement is terminated due to the failure to obtain certain required regulatory approvals.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 28, 2025, and incorporated by reference herein.
In connection with the pending Merger, the Company incurred $12.0 million of costs in general and administrative expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025, including professional services and financial advisory fees.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 25, 2025. There have been no material changes to these policies during the three and six months ended June 30, 2025.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents and investments as of June 30, 2025 and December 31, 2024 (in thousands).

	June 30,	December 31,
	2025	2024

Cash	$458,612	$286,543
Cash equivalents:
Time deposits	95,356	146,779
Money market funds	494,315	476,147
Commercial paper	3,992	2,991
Total cash equivalents	593,663	625,917
Total cash and cash equivalents	$1,052,275	$912,460
Short-term investments:
Time deposits	175,103	225,103
Commercial paper	46,518	45,194
Corporate debt securities	17,514	31,593
U.S. government securities	7,164	18,061
Total short-term investments	$246,299	$319,951
Long-term investments(i):
Corporate debt securities	9,766	—
U.S. government agency securities	28,669	13,594
Total long-term investments	$38,435	$13,594

Total cash, cash equivalents and investments	$1,337,009	$1,246,005
_____________
(i)Included in other assets on the condensed consolidated balance sheets.
See Note 5. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of June 30, 2025 (in thousands).

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$7,164	$—	$—	$7,164
U.S. government agency securities	28,691	6	(28)	28,669
Corporate debt securities	27,242	38	—	27,280
Commercial paper	50,516	2	(8)	50,510
Total	$113,613	$46	$(36)	$113,623

The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2024 (in thousands).

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$18,047	$14	$—	$18,061
U.S. government agency securities	13,598	—	(4)	13,594
Corporate debt securities	31,551	44	(2)	31,593
Commercial paper	48,145	42	(2)	48,185
Total	$111,341	$100	$(8)	$111,433

There was an immaterial realized loss related to available-for-sale debt securities for the three and six months ended June 30, 2025. As of June 30, 2025, the fair value of the Company’s available-for-sale debt securities with contractual maturity of one year or less from the condensed consolidated balance sheet date was $75.2 million.

As of June 30, 2025, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were immaterial, which were related to $61.8 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The Company did not recognize any credit losses related to the Company’s debt securities during the three and six months ended June 30, 2025. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$270,459	$270,459	$—	$—
Money market funds(ii)	494,315	494,315	—	—
Commercial paper(i)	50,510	—	50,510	—
Corporate debt securities(iii)(iv)	27,280	—	27,280	—
U.S. government and U.S. government agency securities(iii)(iv)	35,833	—	35,833	—
Total cash equivalents and investments	878,397	764,774	113,623	—
Foreign currency derivatives (v)	791	—	791	—
Cross currency swap contracts(v)	5,167	—	5,167	—
Total assets	$884,355	$764,774	$119,581	$—
Liabilities:
Foreign currency derivatives(vi)	$402	$—	$402	$—
Cross currency swap contracts(vi)	31,777	—	31,777	—
Total liabilities	$32,179	$—	$32,179	$—
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

There were no transfers between Level 1, Level 2 and Level 3 categories during the three and six months ended June 30, 2025.

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
(v)Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.
Note 6. Goodwill and Intangible Assets

Goodwill
The following table presents the changes in the carrying amount of the goodwill for the six months ended June 30, 2025 (in thousands):

Amount
Ending balance as of December 31, 2024	$2,326,831
Foreign currency translation adjustment	65,002
Ending Balance as of June 30, 2025	$2,391,833
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$2,163,568	$(1,653,369)	$510,199	$2,153,972	$(1,603,568)	$550,404
Other intangible assets:
Acquired developed and core technology	880,923	(876,050)	4,873	880,662	(874,981)	5,681
Total intangible assets, net	$3,044,491	$(2,529,419)	$515,072	$3,034,634	$(2,478,549)	$556,085
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $25.5 million and $32.7 million for the three months ended June 30, 2025 and 2024, respectively. Total amortization expense related to intangible assets was $50.9 million and $65.5 million for the six months ended June 30, 2025 and 2024, respectively.
The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenues	$538	$1,027	$1,069	$2,061
Operating expenses	25,010	31,718	49,801	63,457
Total amortization of intangible assets	$25,548	$32,745	$50,870	$65,518
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of June 30, 2025, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Customer Relationships Intangible Asset	Other Intangible Assets	Total Intangible Assets

Remaining 2025	$50,360	$1,085	$51,445
2026	87,557	1,470	89,027
2027	75,961	729	76,690
2028	65,996	573	66,569
2029	57,291	358	57,649
Thereafter	173,034	658	173,692
Total expected amortization expense	$510,199	$4,873	$515,072

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Borrowings
Long term debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024

Dollar term loan	$1,814,062	$1,823,437
Less: Discount on term loan	(4,646)	(5,265)
Less: Debt issuance costs	(7,960)	(9,021)
Total debt, net of discount and debt issuance costs	1,801,456	1,809,151
Less: Current portion of long-term debt	(18,750)	(18,750)
Long-term debt, net of current portion	$1,782,706	$1,790,401

As of June 30, 2025, the Company had an outstanding dollar term loan for a carrying amount of $1,801.5 million and a fair value, based on Level 2 inputs related to fair market value, of $1,823.7 million. As of December 31, 2024, the Company had an outstanding dollar term loan for a carrying amount of $1,809.2 million and a fair value, based on Level 2 inputs related to fair market value, of $1,834.8 million.
Credit Facilities
The Company has a credit agreement with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders (the “Credit Agreement”). Under the Credit Agreement, the Company borrowed $1.9 billion of dollar term loans (the “Term Facility”) and obtained $250.0 million of commitments under a Revolving Credit Facility (the “Revolving Credit Facility” and, together with the Term Facility, the “Credit Facilities”).
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
1 Term Secured Overnight Financing Rate ("SOFR") is SOFR based on the interest period selected

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
No amounts were outstanding under the Revolving Credit Facility as of June 30, 2025 and December 31, 2024. There were $1.4 million and $1.4 million of utilized letters of credit under the Revolving Credit Facility at June 30, 2025 and December 31, 2024, respectively.
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
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2025.
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
Future minimum principal payments
Future minimum principal payments on the Term Facility as of June 30, 2025 are as follows (in thousands):

Remaining 2025	9,375
2026	18,750
2027	18,750
2028	1,767,187
Total	$1,814,062

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Disaggregation of Revenue, Deferred Revenue, Remaining Performance Obligations, and Credit Risk
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues:
Cloud subscription(i)	$209,931	$161,422	$409,866	$312,860
Self-managed subscription support and other(i)	40,964	48,908	82,460	97,499
Maintenance(ii)	102,919	116,482	206,128	234,160
Total revenue recognized over time	353,814	326,812	698,454	644,519
Self-managed subscription license recognized at a point in time(i)(iii)	36,139	53,976	78,718	105,945
Total subscription and maintenance revenue	389,953	380,788	777,172	750,464
Professional services(ii)	17,391	19,837	34,069	38,768
Total revenues	$407,344	$400,625	$811,241	$789,232
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
Revenue by geographic location for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

North America	$268,714	$272,065	$541,162	$530,120
EMEA	96,602	88,655	189,346	175,365
Asia Pacific	34,325	30,983	65,763	63,962
Latin America	7,703	8,922	14,970	19,785
Total revenues	$407,344	$400,625	$811,241	$789,232
In the three months ended June 30, 2025 and 2024, the Company’s revenue from customers in the United States was $251.1 million and $256.3 million, respectively. In the six months ended June 30, 2025 and 2024, the Company’s revenue from customers in the United States was $507.5 million and $498.3 million, respectively. No foreign country represented 10% or more of the Company’s total revenue during the three and six months ended June 30, 2025 and 2024, respectively.
Deferred Revenue
As of June 30, 2025 and December 31, 2024, deferred revenue was $758.0 million and $833.3 million, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amount of revenues recognized during the three and six months ended June 30, 2025 that were included in the opening deferred revenue balance as of January 1, 2025 was approximately $246.8 million and $570.0 million, respectively. The amount of revenues recognized during the three and six months ended June 30, 2024 that were included in the opening deferred revenue balance as of January 1, 2024 were approximately $225.2 million and $520.5 million, respectively.
Remaining Performance Obligations from Customer Contracts
As of June 30, 2025, the Company’s remaining performance obligations were $1.73 billion. The Company expects to recognize approximately 65% of its remaining performance obligations at June 30, 2025 as revenues over the next twelve months and the remainder over the next two to three years.
Concentrations of Credit Risk and Credit Evaluations
No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2025 and 2024. At June 30, 2025 and December 31, 2024, no customer accounted for more than 10% of the accounts receivable balance.
Note 9. Capitalized Costs to Obtain a Contract
Capitalized costs to obtain contracts consist primarily of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the six months ended June 30, 2025 were as follows (in thousands):

Amount
Ending balance as of December 31, 2024	$249,207
Additions, net	26,921
Commissions amortized	(45,129)
Revaluation	5,946
Ending balance as of June 30, 2025	$236,945
As of June 30, 2025, $87.7 million of deferred commissions balance was included in prepaid expenses and other current assets and $149.2 million of deferred commissions balance was included in other assets in the condensed consolidated balance sheet.
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
The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of June 30, 2025, a net unrealized gain of approximately $0.3 million accumulated in other

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
comprehensive income (loss) is expected to be reclassified into earnings within approximately the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of June 30, 2025, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other (expense) income, net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $99.7 million and $94.0 million of Indian rupees as of June 30, 2025 and December 31, 2024, respectively.
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
The notional amounts of these cross-currency swap contracts in U.S. dollar equivalents were to sell €300 million of Euro as of June 30, 2025 and December 31, 2024.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other (expense) income, net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $11.9 million and $11.8 million of Indian rupees at June 30, 2025 and December 31, 2024, respectively. There were no open foreign currency contracts to sell at June 30, 2025 and December 31, 2024, respectively.
The following table reflects the fair value amounts for designated and non-designated hedging instruments at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$734	$297	$—	$2,059
Cross currency swap contracts	5,167	31,777	16,147	—
Non-designated hedging instruments
Foreign currency forward contracts	57	105	—	146
Total fair value of hedging instruments	$5,958	$32,179	$16,147	$2,205
_____________
(i)Included in prepaid expenses and other current assets, and other assets on the condensed consolidated balance sheets.
(ii)Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of June 30, 2025 and December 31, 2024, there were no derivative assets or liabilities that were net settled under the master netting agreements.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Gain related to foreign exchange forward contracts	$728	$176	$1,829	$533
Amount of gain recognized in other comprehensive income (loss)	$728	$176	$1,829	$533

(Loss) gain included in cost of service revenue	$(13)	$21	$(147)	$94
(Loss) gain included in operating expenses (primarily research and development)	(48)	76	(519)	307
Amount of (loss) gain related to foreign exchange forward contracts reclassified from accumulated other comprehensive income (loss) into income	$(61)	$97	$(666)	$401
Gains recognized in interest expense, net, in the condensed consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $1.6 million for the three months ended June 30, 2025 and $3.1 million for the six months ended June 30, 2025. There was none for the three and six months ended June 30, 2024.
The before-tax (loss) gain recognized in other (expense) income, net for non-designated foreign currency forward contracts for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(Loss) gain recognized in other (expense) income, net	$(20)	$(6)	$67	$(31)
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
In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the initial public offering in 2021 (the “IPO”). As of June 30, 2025, a total of approximately 90.9 million shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan includes any shares subject to awards granted under the 2015 Plan that, after the date the 2015 Plan was terminated, are cancelled, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this provision is 26,288,211 shares).
Option Awards
The following table summarizes the option award activity for the six months ended June 30, 2025 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2024	12,201	7,759	4,442	$17.66	4.78	$100,945
Exercised	(1,478)	(1,210)	(268)	$16.21
Forfeited or expired	(175)	(65)	(110)	$19.25
Outstanding at June 30, 2025	10,548	6,484	4,064	$17.83	4.34	$70,038
As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested options was $0.4 million and is expected to be recognized over the remaining weighted-average vesting period of 0.25 years.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes RSU and PSU activity and related information during the six months ended June 30, 2025 under the 2021 Plan (in thousands, except share price):

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2024	14,057	$23.73
Granted	12,680	17.71
Vested	(6,014)	22.41
Forfeited	(1,109)	25.16
Unvested and outstanding as of June 30, 2025	19,614	$20.16
As of June 30, 2025, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $333.8 million and is expected to be recognized over the remaining weighted-average vesting period of 1.88 years.
Employee Stock Purchase Plan (“ESPP”)
In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of June 30, 2025, a total of 17.1 million shares of the Company’s Class A common stock has been reserved for issuance under the ESPP.
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
As of June 30, 2025, the total unrecognized stock-based compensation expense related to the ESPP was $7.3 million and is expected to be recognized over the remaining offering period.
Summary of Assumptions for ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering periods during the six months ended June 30, 2025 and 2024 using the Black-Scholes pricing model:

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2025	2024
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	38.8% - 44.3%	40.3% - 43.5%
Risk-free interest rate	4.1% - 4.3%	4.9% - 5.3%
Expected dividend rate	—%	—%
Fair value of common stock	$18.60	$32.46
Share Repurchase
On February 10, 2025, the Company’s Board of Directors (the “Board”) approved a new share repurchase authorization which enables the Company to repurchase up to an additional $400 million of its Class A common stock through privately-negotiated purchases with individual holders or in the open market, bringing the aggregate authorized repurchase amount to $800 million.
During the six months ended June 30, 2025, the Company repurchased 4.9 million shares at a weighted average price of $20.48 per share for a total amount of $100.0 million. There were no stock repurchases pending settlement and no stock repurchases pending retirement as of June 30, 2025. There were no repurchases for the six months ended June 30, 2024.
Stock Compensation
The stock-based compensation for all equity awards for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$8,388	$9,323	$16,114	$17,476
Research and development	22,038	16,257	39,461	34,493
Sales and marketing	22,591	21,021	41,877	39,963
General and administrative	17,375	18,898	33,118	37,668
Total stock-based compensation	$70,392	$65,499	$130,570	$129,600

Note 12. Income Taxes
The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax benefit was $30.8 million on pretax losses of $35.5 million for the three months ended June 30, 2025 and income tax benefit of $30.2 million on pretax losses of $33.5 million for the six months ended June 30, 2025, which resulted in an effective tax rate of 87% and 90%, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to an increase in its valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock-based compensation.
The Company’s income tax benefit was $19.1 million on pretax losses of $14.3 million for the three months ended June 30, 2024 and income tax benefit of $44.5 million on pretax losses of $30.4 million for the six months ended June 30, 2024, which resulted in an effective tax rate of 134% and 147%, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to the Company’s projected full-year pretax income and its recorded pretax loss for the interim period ended June 30, 2024.

ASC 740, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance as of June 30, 2025, the Company considered all available evidence both positive and negative, including potential for prudent and

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
feasible tax planning strategies. As a result of this analysis for the six months ended June 30, 2025, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for its U.S. Federal and State deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.
Note 13. Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(4,649)	$4,828	$(3,309)	$14,162

Weighted-average shares used in computing net (loss) income per share:
Basic	302,949	300,930	302,811	298,913
Effect of dilutive securities	—	14,004	—	14,803
Diluted	302,949	314,934	302,811	313,716
Net (loss) income per share attributable to Class A and Class B-1 common stockholders:
Basic	$(0.02)	$0.02	$(0.01)	$0.05
Diluted	$(0.02)	$0.02	$(0.01)	$0.05
The following potentially dilutive securities were excluded from the computation of diluted net (loss) income per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options outstanding	1,642	—	1,939	—
RSUs	3,055	4	2,578	7
PSUs	787	—	1,036	—
ESPP	37	56	151	54
Note 14. Commitments and Contingencies
Long-Term Purchase Obligations
As of June 30, 2025, the Company had long-term purchase obligations of approximately $173.0 million, primarily related to multi-year contracts with third party vendors for cloud services related to its subscription services and software as a service commitments. The expected payments under these commitments total approximately $86.0 million and $87.0 million over the next 1 year and 1-3 years, respectively.
Merger Contingencies
In connection with the pending Merger (as defined in Note 1. Organization and Description of Business), the Company could incur additional liabilities of approximately $40.0 million that are subject to the consummation of the Merger. The contingent liabilities pertain to certain retention bonuses, which will become payable upon consummation of the Merger.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2025 and December 31, 2024. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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
Note 15. Subsequent Events
On July 4, 2025, the “One Big Beautiful Bill Act” was enacted, making significant changes to the U.S. tax code, including revisions to provisions originally introduced by the Tax Cuts and Jobs Act of 2017. Among other changes, the legislation allows immediate expensing of U.S.-based research and development costs under Internal Revenue Code §174. Certain provisions are effective for tax years beginning on or after January 1,

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2025. As the law was enacted after the balance sheet date, no adjustments have been made. The Company is evaluating the potential impacts of the legislation on our consolidated financial statements.

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

Proposed Transaction with Salesforce
On May 26, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Salesforce, Inc., a Delaware corporation (“Salesforce”) and Phoenix I Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Salesforce (“Merger Sub”). Pursuant to the terms of the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and as a wholly-owned subsidiary of Salesforce (the “Merger”), and Merger Sub will cease to exist.
At the effective time of the Merger (the “Effective Time”), (a) each issued and outstanding share of Class A common stock, $0.01 par value per share (“Class A common stock”) and Class B-1 common stock, $0.01 par value per share (“Class B-1 common stock”) (other than any of the shares described in the next sentence) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $25.00 per share in cash, without interest (the “Class A and Class B-1 Merger Consideration”), and (b) each issued and outstanding share of Class B-2 common stock, $0.00001 par value per share, of our issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $0.0000100115 per share in cash, without interest (the “Class B-2 Merger Consideration” and together with the Class A and Class B-1 Merger Consideration, the “Merger Consideration”). However, the Merger Consideration will not be paid, nor will any distribution be made, in respect of any shares of our Class A common stock or Class B-1 common stock owned immediately prior to the Effective Time by (1) us (including our treasury shares), Merger Sub, Salesforce or any direct or indirect wholly owned subsidiary of Salesforce, which at the Effective Time will automatically be cancelled without any conversion thereof, and (2) stockholders or beneficial owners of shares of our common stock who have neither voted in favor of the Merger nor consented thereto in writing and who have properly and timely demanded appraisal for such shares in accordance with Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”, and such shares, the “Dissenting Shares”). At the Effective Time, holders of any Dissenting Shares will be entitled only to such rights as are granted by the DGCL. From and after the Effective Time, all shares of our common stock shall cease to be issued and outstanding and shall automatically be cancelled and retired and shall cease to exist. As a result of the Merger, we will cease to be a publicly-traded company.
The Merger Agreement and Merger Consideration have been approved by the boards of directors of both Salesforce and us. The Merger Agreement and the Merger also have been approved by EvomLux S.à.r.l., Ithaca L.P. (together, “Permira”) and Canada Pension Plan Investment (“CPP Investments”) (each a "Sponsor" and together "the Sponsors"), which together hold a majority of the outstanding shares of Class A common stock and Class B-1 common stock. As a result, no further approval of our stockholders is required under applicable law, our amended and restated certificate of incorporation or the Merger Agreement to adopt the Merger Agreement. The Merger is expected to close early in Salesforce’s fiscal year 2027, which begins on February 1, 2026, subject to the receipt of required regulatory clearances and satisfaction of other customary closing conditions set forth in the Merger Agreement.
The Merger Agreement contains certain customary termination rights for us and Salesforce and provides that a termination fee of $253 million will be payable by us to Salesforce upon termination of the Merger Agreement under certain circumstances, including where Salesforce terminates the Merger Agreement as a result of our breach of the Merger Agreement following receipt of a bona fide acquisition proposal that has not been withdrawn at least three business days prior to the date of such termination, and within 12 months of such termination, we enter into a definitive agreement providing for an acquisition proposal or consummates an acquisition proposal. In certain circumstances, a regulatory termination fee of$363 million will be payable by Salesforce to us in the event that the Merger Agreement is terminated due to the failure to obtain certain required regulatory approvals.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on May 28, 2025, and incorporated by reference herein.
Overview
We have pioneered a new category of software, the Intelligent Data Management Cloud (“IDMC”). IDMC is our artificial intelligence (“AI”) powered platform that connects, manages, and unifies data across any public cloud or hybrid cloud environment, empowering enterprises to modernize and advance their data strategies.

We generate revenues from the sale of subscriptions for our software products, maintenance agreements supporting perpetual licenses mainly sold in prior periods, and professional services. We have grown our subscription revenue to $571.0 million and $516.3 million for the six months ended June 30, 2025 and 2024, respectively.
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
Our products can be subscribed to as individually distinct product families or together as an integrated platform to support complex data management needs and mission critical workloads. Our products are subscribed through contracts primarily with a one-, two- or three-year term, with an average contract term of approximately two years for the quarter ending June 30, 2025. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud subscription on a ratable basis over the contract term. We generally recognize the majority of the revenue from our self-managed subscription-based licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
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
We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products. We recognized $240.2 million and $272.9 million of maintenance and professional services revenues during the six months ended June 30, 2025 and 2024, respectively.
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
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased IPUs to utilize our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting subscription to our Data Quality and Data Governance families of products. We also market our cloud subscription to our large installed base of perpetual license maintenance and self-managed subscription license customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain on-premises IT infrastructure to lower-cost cloud architecture. In 2023, we released PowerCenter Cloud Edition to accelerate and automate much of the migration effort associated with modernizing from on-premises PowerCenter to IDMC and in 2025, we announced a timeline for the end of standard support for our on-premises PowerCenter offering. To date, we have signed agreements to migrate approximately 13.1% of that installed base maintenance and self-managed on-premises revenue to our cloud solution.
Purchasing patterns for our products have followed quarterly and seasonal trends that we expect to continue. We typically sell a substantial portion of our cloud services in the last month of each quarter, and demand for our products and professional services are generally highest in the fourth quarter and lowest in the first quarter of each year.
Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, including those described below, as well as the proposed acquisition by Salesforce. While each of these factors presents significant opportunities for us, these factors also pose important challenges that we must successfully address in order to sustain the growth of our business and improve our results of operations.
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
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Cloud Subscription NRR (as defined below in Key Business Metrics), which was 120% and 126% at the Global Parent Level (as defined below in Key Business Metrics) for the six months ended June 30, 2025 and 2024, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, as of June 30, 2025 and 2024, our maintenance renewal rate1 was 89% and 96%, respectively. We intend to continue investing in our products and customer success organization to maintain these favorable retention rates.
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

	June 30,
	2025	2024

	(in thousands, except percentages)
Cloud Subscription Annual Recurring Revenue	$900,963	$702,600
Self-managed Subscription Annual Recurring Revenue	399,177	493,935
Maintenance Annual Recurring Revenue on Perpetual Licenses	419,548	471,697
Total Annual Recurring Revenue	$1,719,688	$1,668,232

Cloud Subscription Net Retention Rate (Global Parent level)	120%	126%
1 We compute the maintenance renewal rate by assessing the annual value of maintenance contracts for perpetual licenses that expire or have an anniversary date within the current quarter (denominator) and compare this to the annual renewed value or amount not cancelled for that set of contracts, including price uplifts, if any, realized on renewed contracts (numerator). The maintenance renewal rate includes the impact from customer churn from modernizations due to migration to cloud offerings. We typically allow for a grace period of up to six months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost/inactive. This grace-period renewal amount has been an immaterial portion over the last three years. If there is an actual cancellation for a maintenance contract, we count that amount as removed from the numerator in that period. If a customer cancels a maintenance contract and migrates the underlying product to one of our cloud subscription, this loss of maintenance would be counted as a cancellation and reduce our maintenance renewal rate.

Key Business Metrics
Annual Recurring Revenue
Annual Recurring Revenue (“ARR”) represents the expected annual billing amounts from all active maintenance and subscription agreements. ARR is calculated based on the contract Monthly Recurring Revenue (“MRR”) multiplied by 12. MRR is calculated based on the accounting adjusted total contract value divided by the number of months of the agreement based on the start and end dates of each contracted line item. The aggregate ARR calculated at the end of each reported period represents the value of all contracts that are active as of the end of the period, including those contracts that have expired but are still under negotiation for renewal. We typically allow for a grace period of up to 6 months past the original contract expiration quarter during which we engage in the renewal process before we report the contract as lost /inactive. This grace-period ARR amount has been approximately 2% or less of the reported ARR in each period presented. If there is an actual cancellation of an ARR contract, we remove that ARR value at that time.
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
Adjusted EBITDA
We define adjusted EBITDA as GAAP net (loss) income as adjusted for income tax benefit (expense), interest income, interest expense, debt refinancing costs, other income (expense) net, stock-based compensation-related charges, including employer payroll tax-related items on employee stock transactions, amortization of intangibles, facility impairment, expenses associated with restructuring efforts, expenses associated with acquisitions, sponsor-related costs and depreciation. We believe adjusted EBITDA is an important metric for understanding our business to assess our relative profitability adjusted for balance sheet debt levels.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
GAAP net (loss) income	$(4,649)	$4,828	$(3,309)	$14,162
Income tax benefit	(30,807)	(19,081)	(30,187)	(44,545)
Interest income	(13,004)	(13,765)	(26,260)	(27,172)
Interest expense	29,552	38,333	59,009	77,430
Debt refinancing costs	—	1,366	—	1,366
Other expense (income), net	18,819	(2,217)	34,485	(8,552)
Stock-based compensation-related charges	71,886	68,576	133,502	132,677
Amortization of intangibles	25,548	32,745	50,870	65,518
Facility impairment	—	—	624	—
Restructuring	—	899	—	5,254
Acquisition-related costs	12,028	2,403	12,028	7,205
Sponsor-related costs	—	773	176	773
Depreciation	3,301	3,853	6,605	6,071
Adjusted EBITDA	$112,674	$118,713	$237,543	$230,187

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
Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation, outside services, travel expenses, Shared Costs, software expenses associated with the development of new products, enhancement and localization of existing cloud products, and quality assurance and development of documentation for our products. Research and development costs are generally expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our condensed consolidated financial statements for the six months ended June 30, 2025 and 2024. With our cloud-only, consumption-driven strategy, we intend to further focus our research and development efforts on our cloud subscription offerings. We expect this to lead to cost savings in research and development expense as a percentage of total revenues.
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
Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues:
Subscription revenue	$287,034	$264,306	$571,044	$516,304
Maintenance and professional services	120,310	136,319	240,197	272,928
Total revenues	407,344	400,625	811,241	789,232
Cost of revenues:
Subscription costs	53,606	47,367	107,351	94,210
Maintenance and professional services costs	27,171	34,501	53,907	68,379
Amortization of acquired technology	538	1,027	1,069	2,061
Total cost of revenues	81,315	82,895	162,327	164,650
Gross profit	326,029	317,730	648,914	624,582
Operating expenses:
Research and development	88,240	79,234	170,213	158,888
Sales and marketing	155,491	147,453	297,603	284,886
General and administrative	57,377	48,962	97,559	99,408
Amortization of intangible assets	25,010	31,718	49,801	63,457
Restructuring	—	899	—	5,254
Total operating expenses	326,118	308,266	615,176	611,893
(Loss) income from operations	(89)	9,464	33,738	12,689
Interest income	13,004	13,765	26,260	27,172
Interest expense	(29,552)	(38,333)	(59,009)	(77,430)
Other (expense) income, net	(18,819)	851	(34,485)	7,186
Loss before income taxes	(35,456)	(14,253)	(33,496)	(30,383)
Income tax benefit	(30,807)	(19,081)	(30,187)	(44,545)
Net (loss) income	$(4,649)	$4,828	$(3,309)	$14,162

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues:
Subscription revenue	70%	66%	70%	65%
Maintenance and professional services	30	34	30	35
Total revenues	100	100	100	100
Cost of revenues:
Subscription costs	13	12	13	12
Maintenance and professional services costs	7	9	7	9
Amortization of acquired technology	—	—	—	—
Total cost of revenues	20	21	20	21
Gross profit	80	79	80	79
Operating expenses:
Research and development	22	20	21	20
Sales and marketing	38	37	37	36
General and administrative	14	12	12	13
Amortization of intangible assets	6	8	6	8
Restructuring	—	—	—	1
Total operating expenses	80	77	76	78
(Loss) income from operations	—	2	4	1
Interest income	3	3	3	4
Interest expense	(7)	(9)	(7)	(10)
Other (expense) income, net	(5)	—	(4)	1
Loss before income taxes	(9)	(4)	(4)	(4)
Income tax benefit	(8)	(5)	(4)	(6)
Net (loss) income	(1)	1	—	2
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Cloud subscription(i)	$209,931	$161,422	30%	$409,866	$312,860	31%
Self-managed subscription support and other(i)	40,964	48,908	(16)%	82,460	97,499	(15)%
Maintenance(ii)	102,919	116,482	(12)%	206,128	234,160	(12)%
Total revenue recognized over time	353,814	326,812	8%	698,454	644,519	8%
Self-managed subscription license recognized at a point in time(i)(iii)	36,139	53,976	(33)%	78,718	105,945	(26)%
Total subscription and maintenance revenue	389,953	380,788	2%	777,172	750,464	4%
Professional services(ii)	17,391	19,837	(12)%	34,069	38,768	(12)%
Total revenues	407,344	400,625	2%	811,241	789,232	3%
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
Total revenues increased to $407.3 million during the three months ended June 30, 2025 compared to $400.6 million for the three months ended June 30, 2024. The increase in total revenues of $6.7 million (or 2%) is primarily due to a 9% increase in subscription revenues, partially offset by a 12% decrease in maintenance and professional service revenues.
Total revenues increased to $811.2 million during the six months ended June 30, 2025 compared to $789.2 million for the six months ended June 30, 2024. The increase in total revenues of $22.0 million (or 3%) is primarily due to a 11% increase in subscription revenues, partially offset by a 12% decrease in maintenance and professional service revenues.
Total subscription revenues increased to $287.0 million (or 70% of total revenues) during the three months ended June 30, 2025 from $264.3 million (or 66% of total revenues) for the three months ended June 30, 2024. The increase in subscription revenues of $22.7 million (or 9%) is primarily due to a 30% increase in cloud subscription revenue, partially offset by a 33% decrease in self-managed license recognized at a point in time and a 16% decrease in self-managed subscription support and other revenues.
Total subscription revenues increased to $571.0 million (or 70% of total revenues) during the six months ended June 30, 2025 from $516.3 million (or 65% of total revenues) for the six months ended June 30, 2024. The increase in subscription revenues of $54.7 million (or 11%) is primarily due to a 31% increase in cloud subscription revenue, partially offset by a 26% decrease in self-managed license recognized at a point in time and a 15% decrease in self-managed subscription support and other revenues.
Total maintenance and professional services revenues decreased to $120.3 million (or 30% of total revenues) during the three months ended June 30, 2025 from $136.3 million (or 34% of total revenues) for the three months ended June 30, 2024. The decrease in maintenance and professional services revenue of $16.0 million (or 12%) is primarily due to a 12% decrease in maintenance revenue and 12% decrease in professional services revenue.
Total maintenance and professional services revenues decreased to $240.2 million (or 30% of total revenues) during the six months ended June 30, 2025 from $272.9 million (or 35% of total revenues) for the six months ended June 30, 2024. The decrease in maintenance and professional services revenue of $32.7 million (or 12%) is primarily due to a 12% decrease in maintenance revenue and 12% decrease in professional services revenue.
Total revenue recognized over time
Our revenues recognized over time increased to $353.8 million (or 87% of total revenues) for the three months ended June 30, 2025 from $326.8 million (or 82% of total revenues) for the three months ended June 30, 2024. The increase in revenues recognized over time of $27.0 million (or 8%) is primarily due to an 30% increase in cloud subscription revenue, offset by the 16% decrease in self-managed subscription support and other revenues and the 12% decrease in maintenance revenues.
Our revenues recognized over time increased to $698.5 million (or 86% of total revenues) for the six months ended June 30, 2025 from $644.5 million (or 82% of total revenues) for the six months ended June 30, 2024. The increase in revenues recognized over time of $54.0 million (or 8%) in subscription revenues is primarily due to a 31% increase in cloud subscription revenue, offset by the 15% decrease in self-managed subscription support and other revenues and the 12% decrease in maintenance revenues.
Our cloud subscription revenues increased to $209.9 million (or 52% of total revenues) for the three months ended June 30, 2025 from $161.4 million (or 40% of total revenues) for the three months ended June 30, 2024. The increase in cloud subscription revenues of $48.5 million (or 30%) was due to an increase in our cloud subscription customers and continued expansion within existing cloud customers.
Our cloud subscription revenues increased to $409.9 million (or 51% of total revenues) for the six months ended June 30, 2025 from $312.9 million (or 40% of total revenues) for the six months ended June 30, 2024. The increase in cloud services revenues of $97.0 million (or 31%) was due to an increase in our cloud subscription customers and continued expansion within existing cloud customers.
Our self-managed subscription support and other revenues decreased to $41.0 million (or 10% of total revenues) for the three months ended June 30, 2025 from $48.9 million (or 12% of total revenues) for the three months ended June 30, 2024. The decrease in self-managed subscription support and other revenues of $7.9 million (or 16%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.
Our self-managed subscription support and other revenues decreased to $82.5 million (or 10% of total revenues) for the six months ended June 30, 2025 from $97.5 million (or 12% of total revenues) for the six months ended June 30, 2024. The decrease in self-managed subscription support and other revenues of $15.0 million (or 15%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.
We expect self-managed subscription support and other revenues to decrease gradually in dollar value and as a percentage of total revenue due to the continued migrations from self-managed subscription licenses to our cloud subscription offerings.
Our maintenance revenues decreased to $102.9 million (or 25% of total revenues) for the three months ended June 30, 2025 from $116.5 million (or 29% of total revenues) for the three months ended June 30, 2024. The decrease of $13.6 million (or 12%) was due to non-renewals of legacy maintenance contracts for on-premise licenses, including migrations from perpetual licenses to our cloud subscription offerings, partially offset by price uplifts upon renewal.
Our maintenance revenues decreased to $206.1 million (or 25% of total revenues) for the six months ended June 30, 2025 from $234.2 million (or 30% of total revenues) for the six months ended June 30, 2024. The decrease of $28.1 million (or 12%) was due to non-renewals of legacy maintenance contracts for on-premise licenses, including migrations from perpetual licenses to our cloud subscription offerings, partially offset by price uplifts upon renewal.
We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of sales of perpetual licenses, continued migrations from perpetual licenses to our cloud subscription offerings and customers not renewing due to no longer having a use case.
Total revenues recognized at a point in time
Our self-managed subscription license recognized at a point in time decreased to $36.1 million (or 9% of total revenues) for the three months ended June 30, 2025 from $54.0 million (or 13% of total revenues) for the three months ended June 30, 2024. The decrease in self-managed subscription license revenues of $17.9 million (or 33%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.
Our self-managed subscription license recognized at a point in time decreased to $78.7 million (or 10% of total revenues) for the six months ended June 30, 2025 from $105.9 million (or 13% of total revenues) for the six months ended June 30, 2024. The decrease in self-managed subscription license revenues of $27.2 million (or 26%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.
We continue to expect self-managed subscription license revenues to decrease, with the cloud subscription revenues increasing as a percentage of total revenues, driven by our cloud only, consumption driven strategy.
Professional services
Professional services revenues decreased to $17.4 million (or 4% of total revenues) for the three months ended June 30, 2025 compared to $19.8 million (or 5% of total revenues) for the three months ended June 30, 2024. The decrease of $2.4 million (or 12%) in professional services revenues was primarily due to our strategic shift to have third party providers perform an increasing share of our customers’ implementation work.
Professional services revenues decreased to $34.1 million (or 4% of total revenues) for the six months ended June 30, 2025 compared to $38.8 million (or 5% of total revenues) for the six months ended June 30, 2024. The decrease of $4.7 million (or 12%) in professional services revenues was primarily due to our strategic shift to have third party providers perform an increasing share of our customers’ implementation work.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Cost of subscription revenues	$53,606	$47,367	13%	$107,351	$94,210	14%
Cost of maintenance and professional services revenues	27,171	34,501	(21)%	53,907	68,379	(21)%
Amortization of acquired technology	538	1,027	(48)%	1,069	2,061	(48)%
Total cost of revenues	$81,315	$82,895	(2)%	$162,327	$164,650	(1)%
Cost of subscription revenues, as a percentage of subscription revenues	19%	18%		19%	18%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	23%	25%		22%	25%
Cost of Subscription Revenues
Cost of subscription revenues increased to $53.6 million (or 19% of subscription revenues) for the three months ended June 30, 2025 compared to $47.4 million (or 18% of subscription revenues) for the three months ended June 30, 2024. The increase of $6.2 million (or 13%) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a $4.8 million increase in fees paid to third-party vendors for hosting services related to our subscription services, and a $1.4 million increase in salaries and other personnel-related expenses.
Cost of subscription revenues increased to $107.4 million (or 19% of subscription revenues) for the six months ended June 30, 2025 compared to $94.2 million (or 18% of subscription revenues) for the six months ended June 30, 2024. The increase of $13.2 million (or 14%) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to a $9.5 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $2.9 million increase in salaries and other personnel-related expenses, and a $2.1 million increase in Shared Costs and other expenses, partially offset by a $1.3 million decrease in royalty costs.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues decreased to $27.2 million (or 23% of maintenance and professional services revenues) during the three months ended June 30, 2025 compared to $34.5 million (or 25% of maintenance and professional services revenues) during the three months ended June 30, 2024. The decrease of $7.3 million (or 21%) in cost of maintenance and professional services revenues during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a $4.0 million decrease in salaries and other personnel-related expenses from a decrease in headcount, a $1.3 million decrease in Shared Costs, a $1.1 million decrease in stock-based compensation, and a $0.9 million decrease in outside services and other expenses.
Cost of maintenance and professional services revenues decreased to $53.9 million (or 22% of maintenance and professional services revenues) during the six months ended June 30, 2025 compared to $68.4 million (or 25% of maintenance and professional services revenues) during the six months ended June 30, 2024. The decrease of $14.5 million (or 21%) in cost of maintenance and professional services revenues during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to a $8.3 million decrease in salaries and other personnel-related expenses primarily from a decrease in headcount, a $2.5 million decrease in Shared Costs, a $1.9 million decrease in stock-based compensation, and a $1.8 million decrease in software and other expenses.
Amortization of Acquired Technology
Amortization of acquired technology decreased to $0.5 million (or 0% of total revenues) for the three months ended June 30, 2025 from $1.0 million (or 0% of total revenues) for the three months ended June 30,

2024. The decrease of $0.5 million (or 48%) in amortization of acquired technology for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a decrease in the amortization of acquired technology largely associated with the 2015 Privatization Transaction, as some components of the technology became fully amortized.
Amortization of acquired technology decreased to $1.1 million (or 0% of total revenues) for the six months ended June 30, 2025 from $2.1 million (or 0% of total revenues) for the six months ended June 30, 2024. The decrease of $1.0 million (or 48%) in amortization of acquired technology for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to a decrease in the amortization of acquired technology largely associated with the 2015 Privatization Transaction, as some components of the technology became fully amortized.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Research and development	$88,240	$79,234	11%	$170,213	$158,888	7%
Research and development expenses increased to $88.2 million (or 22% of total revenues) for the three months ended June 30, 2025 compared to $79.2 million (or 20% of total revenues) for the three months ended June 30, 2024. The increase of $9.0 million (or 11%) in research and development expenses during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a $5.8 million increase in stock-based compensation and a $3.2 million increase in salaries and other expenses.
Research and development expenses increased to $170.2 million (or 21% of total revenues) for the six months ended June 30, 2025 compared to $158.9 million (or 20% of total revenues) for the six months ended June 30, 2024. The increase of $11.3 million (or 7%) in research and development expenses during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to a $5.0 million increase in stock-based compensation, a $4.2 million increase in salaries and other personnel-related expenses, and a $2.1 million increase in Shared Costs and other expenses.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Sales and marketing	$155,491	$147,453	5%	$297,603	$284,886	4%
Sales and marketing expenses increased to $155.5 million (or 38% of total revenues) during the three months ended June 30, 2025 compared to $147.5 million (or 37% of total revenues) during the three months ended June 30, 2024. The increase of $8.0 million (or 5%) in sales and marketing expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a $4.9 million increase in salaries and other personnel-related expenses, a $1.6 million increase in stock-based compensation, and a $1.5 million increase in outside services and other expenses.
Sales and marketing expenses increased to $297.6 million (or 37% of total revenues) during the six months ended June 30, 2025 compared to $284.9 million (or 36% of total revenues) during the six months ended June 30, 2024. The increase of $12.7 million (or 4%) in sales and marketing expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to a $6.9 million increase in salaries and other personnel-related expenses, a $1.9 million increase in stock-based compensation, a $1.5 million increase in marketing expenses, a $1.4 million increase in Shared Costs, and a $1.0 million increase in outside services and other expenses.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
General and administrative	$57,377	$48,962	17%	$97,559	$99,408	(2)%

General and administrative expenses increased to $57.4 million (or 14% of total revenues) during the three months ended June 30, 2025 compared to $49.0 million (or 12% of total revenues) during the three months ended June 30, 2024. The increase of $8.4 million (or 17%) in general and administrative expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a $8.9 million increase in outside services mainly due to $12.0 million of costs incurred in the second quarter of 2025 related to the Merger, a $1.0 million increase in salaries and other personnel-related expenses, partially offset by a $1.5 million decrease in stock-based compensation.
General and administrative expenses decreased to $97.6 million (or 12% of total revenues) during the six months ended June 30, 2025 compared to $99.4 million (or 13% of total revenues) during the six months ended June 30, 2024. The decrease of $1.8 million (or 2%) in general and administrative expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to a $4.6 million decrease in stock-based compensation and a $3.8 million decrease in bad debt expense, partially offset by a $3.7 million increase in outside services mainly due to an increase in costs incurred in the second quarter of 2025 related to the Merger, a $1.8 million increase in salaries and other personnel-related expenses, and a $1.1 million increase in Shared Costs and other expenses.
Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets and restructuring charges (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Amortization of intangible assets	$25,010	$31,718	(21)%	$49,801	$63,457	(22)%
Restructuring	—	899	(100)%	—	5,254	(100)%
Amortization of intangible assets decreased to $25.0 million (or 6% of revenues) during the three months ended June 30, 2025 compared to $31.7 million (or 8% of revenues) during the three months ended June 30, 2024. The decrease of $6.7 million (or 21%) in amortization of intangible assets for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets became fully amortized.
Amortization of intangible assets decreased to $49.8 million (or 6% of revenues) during the six months ended June 30, 2025 compared to $63.5 million (or 8% of revenues) during the six months ended June 30, 2024. The decrease of $13.7 million (or 22%) in amortization of intangible assets for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets became fully amortized.
Restructuring costs decreased by $0.9 million (or 100%) to $0.0 million (or 0% of revenues) during the three months ended June 30, 2025 compared to $0.9 million during the three months ended June 30, 2024.
Restructuring costs decreased by $5.3 million (or 100%) to $0.0 million (or 0% of revenues) during the six months ended June 30, 2025 compared to $5.3 million during the six months ended June 30, 2024. The remaining charges for the November Plan were incurred in the first quarter of 2024. There were no restructuring charges for the current quarter.
Interest Income (Expense) and Other (Expense) Income, Net
The following table sets forth, for the periods indicated, our interest and other (expense) income, net (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Interest income	$13,004	$13,765	(6)%	$26,260	$27,172	(3)%
Interest expense	(29,552)	(38,333)	(23)%	(59,009)	(77,430)	(24)%
Other (expense) income, net	(18,819)	851	(2311)%	(34,485)	7,186	(580)%
Interest and other expense, net	$(35,367)	$(23,717)	49%	$(67,234)	$(43,072)	56%
The change in interest and other expense, net, of $11.7 million (or 49%) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a $19.7 million decrease in other (expense) income from unrealized foreign exchange losses due to the general depreciation of the US dollar and a $0.8 million decrease in interest income, partially offset by a $8.8 million decrease in interest expense primarily due to lower interest rates.
The change in interest and other expense, net, of $24.1 million (or 56%) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to a $41.7 million decrease in other (expense) income from unrealized foreign exchange losses due to the general depreciation of the US dollar and a $0.9 million decrease in interest income, partially offset by a $18.5 million decrease in interest expense primarily due to lower interest rates.
Income Tax Benefit
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Income tax benefit	$(30,807)	$(19,081)	61%	$(30,187)	$(44,545)	(32)%
Effective tax rate	87%	134%		90%	147%

Our income tax benefit was $30.8 million and $19.1 million for the three months ended June 30, 2025 and 2024, respectively. Our income tax benefit was $30.2 million and $44.5 million for the six months ended June 30, 2025 and 2024, respectively. The income tax provision has fluctuated primarily due to seasonality of the pretax income or losses incurred from period to period, decrease in change in our valuation allowance, fluctuations in stock-based compensation deductions and to a lesser extent the impact of different tax rates on foreign income.
In assessing the need for a valuation allowance as of June 30, 2025, we considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies. We continue to evaluate the need for the valuation allowance quarterly, considering factors such as sustained profitability, changes in market conditions, and strategic initiatives that may impact our future taxable income.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of June 30, 2025 and December 31, 2024, respectively, we had $1,298.6 million and $1,232.4 million in available cash, cash equivalents, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, short term investments, cash flows generated by operations and the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
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
Approximately one-third of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$178,750	$156,494
Net cash provided by / (used in) investing activities	45,336	(67,210)
Net cash used in financing activities	(120,793)	(15,910)
Operating Activities:    Cash provided by operating activities for the six months ended June 30, 2025 was $178.8 million. Our net loss for the six months ended June 30, 2025 was $3.3 million, adjusted for non-cash charges, primarily consisting of $130.6 million of stock-based compensation expense, $58.3 million of depreciation and amortization, $7.1 million of non-cash operating lease cost and $1.2 million of deferred income taxes. Additional fluctuations of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $96.4 million decrease in deferred revenue, a $64.0 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations, and a $50.9 million decrease in income tax payable due to the timing of tax payments. This was partially offset by a $185.8 million decrease in accounts receivables due to the timing of collections and a $12.8 million decrease in prepaid expenses and assets associated with the growth in our operations.
Cash provided by operating activities for the six months ended June 30, 2024 was $156.5 million. Our net income for the six months ended June 30, 2024 was $14.2 million, adjusted for non-cash charges of $207.3 million and a net cash outflow of $65.0 million provided by changes in our operating assets and liabilities.

Investing Activities:    Net cash provided by investing activities for the six months ended June 30, 2025 was $45.3 million primarily due to a cash inflow consisting of $276.5 million in maturities of investments and $7.9 million in sale of investments; partially offset by a cash outflow of $234.4 million in purchases of investments and $4.7 million for purchases of property and equipment.
Net cash used in investing activities for the six months ended June 30, 2024 was $67.2 million primarily due to a cash outflow in purchases of investments and purchases of property and equipment; partially offset by a cash inflow consisting of maturities of investments and other.
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
Financing Activities:    Net cash used in financing activities for the six months ended June 30, 2025 was $120.8 million primarily due to $101.4 million in repurchases of common stock, $48.6 million payments for taxes related to net share settlement of restricted stock units and $9.4 million payment of debt. These cash outflows were partially offset by $24.0 million in proceeds from the issuance of shares upon exercise of stock options and $14.6 million of proceeds from issuance of common stock under the ESPP.
Net cash used in financing activities for the six months ended June 30, 2024 was $15.9 million driven by payment for taxes related to net share settlement of restricted stock units and payment of debt. These cash outflows were partially offset by proceeds from the issuance of shares and proceeds from issuance of common stock under the ESPP.
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
The Credit Agreement contains certain customary affirmative and negative covenants. As of June 30, 2025, we were in compliance with all such covenants.
Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the six months ended June 30, 2025 from the contractual and lease obligations disclosed in our Annual Report on Form 10-K.
Proposed Transaction with Salesforce

On May 26, 2025, we entered into the Merger Agreement with Salesforce. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Salesforce’s consent, including, among other things:
•acquiring businesses and disposing of significant assets;
•incurring expenditures above specified thresholds; and
•issuing additional debt facilities
We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
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
As of June 30, 2025, we had long-term debt outstanding with a carrying value of $1.8 billion. A hypothetical change in interest rate of 0.25% will increase or decrease interest expense by approximately $4.5 million a year. See Note 7. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.
Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. We currently have cash flow hedges for our Indian Rupee expense exposure that we hedge on a rolling twelve-month basis. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% increase in the value of all applicable foreign currencies relative to the U.S. dollar would have had approximately a $11.3 million positive impact to operating income for the six months ended June 30, 2025.

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
As of June 30, 2025, our remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other (expense) income, net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $99.7 million worth of Indian rupees using exchange rates as of June 30, 2025.
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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, including as a result of the potential Merger with Salesforce, may also become factors that affect us. If any of the risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties that you should consider. These risks include, but are not limited to, the following:
•Failure to complete, or delays in completing, the proposed transaction with Salesforce could materially and adversely affect our results of operations and our stock price.
•Uncertainty about the Merger may adversely affect relationships with our customers, partners, suppliers, and employees, whether or not the Merger is completed.
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

Risks Related to Our Potential Merger with Salesforce
Failure to complete, or delays in completing, the potential Merger with Salesforce could materially and adversely affect our results of operations and our stock price.
On May 26, 2025, we entered into the Merger Agreement with Salesforce pursuant to which, if all of the conditions to closing under the Merger Agreement are satisfied or waived, we will merge with a subsidiary of Salesforce and become a wholly-owned subsidiary of Salesforce. Consummation of the Merger is subject to certain closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the Merger to be consummated include, but are not limited to, the following:
•we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Salesforce;
•under some circumstances, we may be required to pay a termination fee to Salesforce of $253 million;
•we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•the trading price of our Class A common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•the attention of our management may have been diverted to the Merger;
•we could be subject to litigation related to any failure to complete the Merger;
•the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.
The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, financial condition, and our stock price.
Uncertainty about the Merger may adversely affect relationships with our customers, suppliers, and employees, whether or not the Merger is completed.
In response to the announcement of the Merger, our existing or prospective customers or suppliers may:
•delay, defer, or cease purchasing products or services from, or providing products or services to, us or the combined company;
•delay or defer other decisions concerning us or the combined company; or
•otherwise seek to change the terms on which they do business with us or the combined company.

Any such delays or changes to terms could materially harm our business or, if the Merger is completed, the business of the combined company.
In addition, as a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Salesforce following the completion of the Merger.
Losses of customers, employees or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason.
The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Merger.
Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act, and the receipt of certain other regulatory approvals, including internationally in countries where the Company and/or Salesforce does business. In deciding whether to grant antitrust approvals, the United States Department of Justice, or the DOJ, and other regulatory agencies will consider the effect of the Merger on competition. The DOJ, or other regulatory agencies, may condition their approval of the Merger on Salesforce’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Salesforce’s business following the Merger. If we and Salesforce agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the Merger may be impaired. We cannot provide any assurance that we or Salesforce will obtain the necessary approvals. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Merger.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.
Unless and until the Merger Agreement is terminated in accordance with its terms, subject to certain specified exceptions, we are not permitted to solicit, initiate, induce or knowingly encourage or knowingly facilitate any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an alternative transaction proposal or to engage in discussions or negotiations with third parties regarding any alternative transaction proposal. Such restrictions could discourage or deter a third party that may be willing to pay more than Salesforce for the outstanding capital stock of the Company from considering or proposing such an acquisition of the Company.
Lawsuits may be filed against us and the members of our board of directors arising out of the Merger, which may delay or prevent the Merger.
Stockholder complaints and other complaints may be filed against us, our board of directors, Salesforce, Salesforce's board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such claims. Such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs to us, and otherwise adversely affect our business, results of operations, and financial condition.
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
Achieving a high renewal rate on our maintenance contracts is important to our business. During the six months ended June 30, 2025 and 2024, maintenance revenue represented 25% and 29% of our total revenue respectively. We have experienced, and expect to continue to experience, a decline in maintenance revenue. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud subscription offerings, customers’ dissatisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies, or our product pricing versus competing offerings.
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
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally under perpetual licenses and self-managed subscription licenses, to our new cloud-based data integration offerings. In furtherance of this strategy, we have announced timelines for end of standard support for certain self-managed offerings, and may take similar actions in the future, which may cause us to lose customers and associated revenue. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 13.1% of that installed base maintenance and self-managed on-premises revenue to our cloud solution. These migration projects can be time consuming and may require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.
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
The Merger Agreement with Salesforce provides for certain restrictions on our activities until the Effective Time or until the Merger Agreement is terminated, including restrictions on our ability to acquire any business. From time to time, we evaluate potential acquisitions in complementary businesses, products, or technologies. For example, in 2023, we acquired Privitar Limited, a provider of data privacy and security controls for enterprise data customers.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% of our revenue for each of the past three fiscal years as well as for the six months ended June 30, 2025, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact existing or future U.S. public sector transactions. For example, a shutdown of the U.S. federal government could delay public sector transactions and contracting by government entities. Certain states within the U.S., including California, are experiencing similar budgetary issues, which could impact current or future transactions with those states. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect existing contracts and future sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term. We may also be subject to the effects of actual or anticipated actions by the current U.S. administration, including administrative oversight and control, affecting government spending and the continued validity of existing rules and regulations, or the implementation of new rules and regulations, and actual or anticipated responsive actions from other world actors.
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the six months ended June 30, 2025, approximately 29% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
We and our subsidiaries may need to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of June 30, 2025, our Revolving Credit Facility (the “Revolving Credit Facility”) would have provided for unused commitments of $250.0 million, which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
•the likelihood, timing, and/or execution of the potential Merger with Salesforce;
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of June 30, 2025, approximately 63% of our outstanding Class A and Class B-1 common stock is owned by entities affiliated with our Sponsors, including approximately 22 million Class A shares owned by Ithaca L.P., a limited partnership affiliated with Permira (“Ithaca”).
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
Our Sponsors and their affiliates control approximately 63% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of June 30, 2025. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Our Sponsors and their affiliates control approximately 63% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of June 30, 2025. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
Our corporate business processes rely on SaaS providers such as Microsoft 365, Salesforce, Oracle and Marketo to provide highly available business services. In addition, our cloud subscription offerings depend on third-party service providers, including AWS, Microsoft Azure and Google Cloud, and certain single-source suppliers, including MITI, for our database connectors. Disruptions to any of our service providers or suppliers, whether due to a cyber incident, other outage, or performance problems has in the past, and may in the future, adversely impact our ability to deliver our cloud-based software solutions and could also have a negative effect on our operations and harm our business.

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

None.

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

	(in thousands, except per share amounts)
April 1, 2025 to April 30, 2025	—	$—	—	$596,974
May 1, 2025 to May 31, 2025	—	$—	—	$596,974
June 1, 2025 to June 30, 2025	—	$—	—	$596,974
Total	—		—

(1) On February 10, 2025, the Board approved a new share repurchase authorization which enables the Company to repurchase up to an additional $400 million of its Class A common stock through privately-negotiated purchases with individual holders or in the open market, bringing the aggregate authorized repurchase amount to $800 million. For the three months ended June 30, 2025, the Company did not repurchase any of its Class A common stock through open market purchases. A committee of the Board will determine the timing, amount and terms of any repurchase. Under the terms of the Merger Agreement, the Company is prevented from repurchasing shares under the previously-approved program pending the completion of the transaction.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On June 11, 2025, Gerald Held, a member of the Board of Directors of the Company, terminated a trading arrangement intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) that he had previously adopted with respect to the sale of the Company’s common stock. This trading plan was adopted on December 11, 2024, and was set to expire on March 12, 2026. The plan provided for the sale of up to 17,553 shares of common stock pursuant to the terms of the plan.
On June 9, 2025, Amit Walia, Chief Executive Officer, and member of the Board of Directors of the Company, terminated a trading arrangement intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) that he had previously adopted with respect to the sale of the Company’s common stock. This trading plan was adopted on December 12, 2024, and was set to expire on March 14, 2026. The plan provided for the sale of up to 859,500 shares of common stock pursuant to the terms of the plan.
On April 16, 2025, Ansa Sekharan, the Chief Customer Officer of the Company, terminated a trading arrangement intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) that he had previously adopted with respect to the sale of the Company’s common stock. This trading plan was adopted on June 7, 2024, and was set to expire on August 10, 2025. The plan provided for the sale of up to 177,204 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 26, 2025, by and among Informatica Inc., Salesforce, Inc. and Phoenix I Merger Sub, Inc.	8-K	001-40936	2.1	5/28/2025
10.1	Waiver and Acknowledgment, dated as of May 26, 2025, by and among Ansa Sekharan, Informatica Inc. and Salesforce, Inc.	8-K	001-40936	10.1	5/28/2025
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

†	The certifications attached as Exhibit 32.1 that accompany this Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Informatica Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2025	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ MICHAEL MCLAUGHLIN
Michael McLaughlin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)