Form 10-Q
period 2025-09-30
Informatica Inc.
filed 2025-11-06
CIK 1868778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 264,313,265 shares of Class A common stock and 44,049,523 shares of Class B-1 common stock as of October 28, 2025.

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

Part I - Financial Information
Item 1. Financial Statements

INFORMATICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,349,474	$912,460
Short-term investments	122,675	319,951
Accounts receivable, net of allowances of $3,249 and $6,618, respectively	328,237	509,826
Contract assets, net	54,742	60,343
Prepaid expenses and other current assets	190,223	184,939
Total current assets	2,045,351	1,987,519
Property and equipment, net	135,576	138,999
Operating lease right-of-use-assets	50,417	48,438
Goodwill	2,386,626	2,326,831
Customer relationships intangible asset, net	484,757	550,404
Other intangible assets, net	4,275	5,681
Deferred tax assets	20,909	18,267
Other assets	168,719	203,393
Total assets	$5,296,630	$5,279,532
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,222	$27,155
Accrued liabilities	49,951	57,696
Accrued compensation and related expenses	111,516	148,248
Current operating lease liabilities	13,519	13,686
Current portion of long-term debt	18,750	18,750
Income taxes payable	2,196	5,815
Deferred revenue	729,046	819,367
Total current liabilities	946,200	1,090,717
Long-term operating lease liabilities	40,077	37,771
Long-term deferred revenue	9,613	13,910
Long-term debt, net	1,778,891	1,790,401
Deferred tax liabilities	5,371	7,828
Long-term income taxes payable	31,349	24,276
Other liabilities	36,559	7,315
Total liabilities	2,848,060	2,972,218
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.01 par value per share; 2,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 264,301 and 259,485 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,644	2,596
Class B-1 common stock; $0.01 par value per share; 200,000 shares authorized as of September 30, 2025 and December 31, 2024; 44,050 shares issued and outstanding as of September 30, 2025 and December 31, 2024	440	440
Class B-2 common stock; $0.00001 par value per share; 200,000 shares authorized as of September 30, 2025 and December 31, 2024; 44,050 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	3,767,726	3,670,371
Accumulated other comprehensive loss	(24,209)	(67,383)
Accumulated deficit	(1,298,031)	(1,298,710)
Total stockholders’ equity	2,448,570	2,307,314
Total liabilities and stockholders’ equity	$5,296,630	$5,279,532
See accompanying notes to condensed consolidated financial statements

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
Subscription revenue	$320,661	$287,934	$891,705	$804,238
Maintenance and professional services	118,500	134,547	358,697	407,475
Total revenues	439,161	422,481	1,250,402	1,211,713
Cost of revenues:
Subscription costs	53,426	48,768	160,777	142,978
Maintenance and professional services costs	26,999	31,894	80,906	100,273
Amortization of acquired technology	540	947	1,609	3,008
Total cost of revenues	80,965	81,609	243,292	246,259
Gross profit	358,196	340,872	1,007,110	965,454
Operating expenses:
Research and development	85,356	80,316	255,569	239,204
Sales and marketing	139,539	133,517	437,142	418,403
General and administrative	47,296	44,707	144,855	144,115
Amortization of intangible assets	25,139	29,845	74,940	93,302
Restructuring	—	1,554	—	6,808
Total operating expenses	297,330	289,939	912,506	901,832
Income from operations	60,866	50,933	94,604	63,622
Interest income	13,751	14,829	40,011	42,001
Interest expense	(29,749)	(36,345)	(88,758)	(113,775)
Other income (expense), net	4,185	(14,011)	(30,300)	(6,825)
Income (loss) before income taxes	49,053	15,406	15,557	(14,977)
Income tax expense (benefit)	45,055	29,391	14,868	(15,154)
Net income (loss)	$3,998	$(13,985)	$689	$177
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.01	$(0.05)	$0.00	$0.00
Diluted	$0.01	$(0.05)	$0.00	$0.00
Weighted-average shares used in computing net income (loss) per share:
Basic	306,268	303,954	303,976	300,606
Diluted	314,515	303,954	310,528	313,363
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$3,998	$(13,985)	$689	$177
Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment, net of tax (expense) benefit of $(1,916), $(115), $(2,630), and $123	(15,978)	35,389	84,994	10,057
Available-for-sale debt securities:
Change in unrealized gain (loss), net of tax (expense) benefit of $(19), $(71), $2, and $(39)	57	216	(7)	119
Available-for-sale debt securities, net change	57	216	(7)	119
Cash flow hedges:
Change in unrealized (loss) gain, net of tax (expense) benefit of $(802), $95, $(352), and $(37)	(2,457)	(290)	(1,078)	111
Less: reclassification adjustment for amounts included in net income (loss), net of tax benefit (expense) of $116, $(58), $280, and $(157)	355	(177)	857	(479)
Cash flow hedge, net change	(2,102)	(467)	(221)	(368)

Change in fair value of cross currency swap contracts, net of tax benefit of $—, $—, $—, and $—	1,164	—	(41,592)	—
Total other comprehensive (loss) income, net of tax effect	(16,859)	35,138	43,174	9,808

Total comprehensive (loss) income, net of tax effect	$(12,861)	$21,153	$43,863	$9,985
See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2025
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2025	260,595	$2,607	44,050	$440	44,050	$—	$3,690,869	$(7,350)	$(1,302,029)	$2,384,537
Stock-based compensation	—	—	—	—	—	—	69,608	—	—	69,608
Issuance of shares under employee stock purchase plan	545	5	—	—	—	—	8,608	—	—	8,613
Shares withheld related to net share settlement of equity awards	(1,049)	(10)	—	—	—	—	(25,919)	—	—	(25,929)
Issuance of shares under equity plans	4,210	42	—	—	—	—	24,560	—	—	24,602
Net income	—	—	—	—	—	—	—	—	3,998	3,998
Other comprehensive loss	—	—	—	—	—	—	—	(16,859)	—	(16,859)
Balances, September 30, 2025	264,301	$2,644	44,050	$440	44,050	$—	$3,767,726	$(24,209)	$(1,298,031)	$2,448,570

	Three Months Ended September 30, 2024
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2024	258,810	$2,589	44,050	$440	44,050	$—	$3,664,821	$(47,700)	$(1,294,334)	$2,325,816
Stock-based compensation	—	—	—	—	—	—	66,000	—	—	66,000
Issuance of shares under employee stock purchase plan	560	6	—	—	—	—	11,464	—	—	11,470
Shares withheld related to net share settlement of equity awards	(927)	(9)	—	—	—	—	(22,119)	—	—	(22,128)
Issuance of shares under equity plans	2,817	28	—	—	—	—	5,357	—	—	5,385
Net loss	—	—	—	—	—	—	—	—	(13,985)	(13,985)
Other comprehensive income	—	—	—	—	—	—	—	35,138	—	35,138
Balances, September 30, 2024	261,260	$2,614	44,050	$440	44,050	$—	$3,725,523	$(12,562)	$(1,308,319)	$2,407,696

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2025
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2024	259,485	$2,596	44,050	$440	44,050	$—	$3,670,371	$(67,383)	$(1,298,710)	$2,307,314
Stock-based compensation	—	—	—	—	—	—	200,178	—	—	200,178
Issuance of shares under employee stock purchase plan	1,467	14	—	—	—	—	23,178	—	—	23,192
Shares withheld related to net share settlement of equity awards	(3,474)	(34)	—	—	—	—	(74,500)	—	—	(74,534)
Repurchases of common stock	(4,879)	(49)	—	—	—	—	(99,951)	—	—	(100,000)
Issuance of shares under equity plans	11,702	117	—	—	—	—	48,450	—	—	48,567
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(10)	(10)
Net income	—	—	—	—	—	—	—	—	689	689
Other comprehensive income	—	—	—	—	—	—	—	43,174	—	43,174
Balances, September 30, 2025	264,301	$2,644	44,050	$440	44,050	$—	$3,767,726	$(24,209)	$(1,298,031)	$2,448,570

	Nine Months Ended September 30, 2024
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2023	250,874	$2,510	44,050	$440	44,050	$—	$3,540,502	$(22,370)	$(1,308,484)	$2,212,598
Stock-based compensation	—	—	—	—	—	—	195,571	—	—	195,571
Issuance of shares under employee stock purchase plan	1,496	15	—	—	—	—	25,252	—	—	25,267
Shares withheld related to net share settlement of equity awards	(3,293)	(33)	—	—	—	—	(98,786)	—	—	(98,819)
Issuance of shares under equity plans	12,183	122	—	—	—	—	62,984	—	—	63,106
Payments for dividends related to Class B-2 shares	—	—	—	—	—	—	—	—	(12)	(12)
Net income	—	—	—	—	—	—	—	—	177	177
Other comprehensive income	—	—	—	—	—	—	—	9,808	—	9,808
Balances, September 30, 2024	261,260	$2,614	44,050	$440	44,050	$—	$3,725,523	$(12,562)	$(1,308,319)	$2,407,696

See accompanying notes to condensed consolidated financial statements.

INFORMATICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Operating activities:
Net income	$689	$177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,071	9,977
Non-cash operating lease costs	9,845	10,927
Stock-based compensation	200,178	195,600
Deferred income taxes	(5,030)	167
Amortization of intangible assets and acquired technology	76,549	96,310
Amortization of debt issuance costs	2,930	2,723
Amortization of investment discount, net of premium	(2,112)	(4,070)
Debt refinancing costs	—	1,366
Changes in operating assets and liabilities:
Accounts receivable	190,746	218,567
Prepaid expenses and other assets	31,376	8,473
Accounts payable and accrued liabilities	(65,153)	(95,483)
Income taxes payable	(8,854)	(57,909)
Deferred revenue	(113,778)	(123,833)
Net cash provided by operating activities	327,457	262,992
Investing activities:
Purchases of property and equipment	(6,491)	(2,337)
Purchases of investments	(261,198)	(393,933)
Maturities of investments	460,400	350,432
Sales of investments	7,929	—
Other	—	1,878
Net cash provided by / (used in) investing activities	200,640	(43,960)
Financing activities:
Payment of debt	(14,063)	(16,035)
Payment of debt refinancing costs	—	(1,349)
Proceeds from issuance of debt	—	1,971
Proceeds from issuance of common stock under employee stock purchase plan	23,192	25,267
Payments for dividends related to Class B-2 shares	(10)	(12)
Payments for repurchases of common stock	(101,346)	—
Payments for taxes related to net share settlement of equity awards	(74,534)	(98,819)
Proceeds from issuance of shares under equity plans	48,567	63,106
Net cash used in financing activities	(118,194)	(25,871)
Effect of foreign exchange rate changes on cash and cash equivalents	27,111	6,969
Net increase in cash and cash equivalents	437,014	200,130
Cash and cash equivalents at beginning of period	912,460	732,443
Cash and cash equivalents at end of period	$1,349,474	$932,573
Supplemental disclosures:
Cash paid for interest	$90,742	$111,892
Cash paid for income taxes, net of refunds	$28,697	$42,588
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$105	$370

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
The Merger Agreement and Merger Consideration have been approved by the boards of directors of both Salesforce and the Company. The Merger Agreement and the Merger also have been approved by EvomLux S.à.r.l., Ithaca L.P. (together, “Permira”) and Canada Pension Plan Investment (“CPP Investments”) (each a "Sponsor" and together the “Sponsors"), which together hold a majority of the outstanding shares of Class A common stock and Class B-1 common stock. As a result, no further approval of the Company’s stockholders is required under applicable law, the Company’s amended and restated certificate of incorporation or the Merger Agreement to adopt the Merger Agreement. The Merger is expected to close in the fourth quarter of Salesforce's fiscal year 2026 or early in Salesforce’s fiscal year 2027, which begins on February 1, 2026,

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
subject to the receipt of required regulatory clearances and satisfaction of other customary closing conditions set forth in the Merger Agreement.
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
In connection with the pending Merger, the Company incurred $2.1 million and $14.1 million of costs in general and administrative expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025, including professional services and financial advisory fees.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 25, 2025. There have been no material changes to these policies during the three and nine months ended September 30, 2025.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents and investments as of September 30, 2025 and December 31, 2024 (in thousands).

	September 30,	December 31,
	2025	2024

Cash	$621,352	$286,543
Cash equivalents:
Time deposits	101,789	146,779
Money market funds	589,294	476,147
Commercial paper	13,244	2,991
U.S government securities	23,795	—
Total cash equivalents	728,122	625,917
Total cash and cash equivalents	$1,349,474	$912,460
Short-term investments:
Time deposits	50,100	225,103
Commercial paper	39,531	45,194
Corporate debt securities	16,341	31,593
U.S. government securities	16,703	18,061
Total short-term investments	$122,675	$319,951
Long-term investments(i):
Corporate debt securities	5,842	—
U.S. government agency securities	—	13,594
Total long-term investments	$5,842	$13,594

Total cash, cash equivalents and investments	$1,477,991	$1,246,005
_____________
(i)Included in other assets on the condensed consolidated balance sheets.
See Note 5. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements of this Report for further information regarding the fair value of the Company’s financial instruments.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Available-For-Sale Debt Securities
The following table summarizes the Company’s available-for-sale debt securities as of September 30, 2025 (in thousands).

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$40,491	$7	$—	$40,498
Corporate debt securities	22,114	69	—	22,183
Commercial paper	52,766	10	(1)	52,775
Total	$115,371	$86	$(1)	$115,456

The following table summarizes the Company’s available-for-sale debt securities as of December 31, 2024 (in thousands).

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$18,047	$14	$—	$18,061
U.S. government agency securities	13,598	—	(4)	13,594
Corporate debt securities	31,551	44	(2)	31,593
Commercial paper	48,145	42	(2)	48,185
Total	$111,341	$100	$(8)	$111,433

There were no realized gains or losses related to available-for-sale debt securities for the three months ended September 30, 2025 and an immaterial realized loss related to available-for-sale debt securities for the nine months ended September 30, 2025. As of September 30, 2025, the fair value of the Company’s available-for-sale debt securities with contractual maturity of one year or less from the condensed consolidated balance sheet date was $109.6 million.

As of September 30, 2025, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were immaterial, which were related to $26.9 million of available-for-sale debt securities. There were no gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The Company did not recognize any credit losses related to the Company’s debt securities during the three and nine months ended September 30, 2025. Unrealized losses related to available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. The Company does not intend to sell these investments. In addition, it is more likely than not that the Company will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

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
Fair Value Measurement of Financial Assets and Liabilities on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits(i)	$151,889	$151,889	$—	$—
Money market funds(ii)	589,294	589,294	—	—
Commercial paper(i)	52,775	—	52,775	—
Corporate debt securities(iii)(iv)	22,183	—	22,183	—
U.S. government securities(i)	40,498	—	40,498	—
Total cash equivalents and investments	856,639	741,183	115,456	—
Cross currency swap contracts(v)	4,114	—	4,114	—
Total assets	$860,753	$741,183	$119,570	$—
Liabilities:
Foreign currency derivatives(vi)	$2,748	$—	$2,748	$—
Cross currency swap contracts(vi)	29,559	—	29,559	—
Total liabilities	$32,307	$—	$32,307	$—
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

There were no transfers between Level 1, Level 2 and Level 3 categories during the three and nine months ended September 30, 2025.

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
Note 6. Goodwill and Intangible Assets

Goodwill
The following table presents the changes in the carrying amount of the goodwill for the nine months ended September 30, 2025 (in thousands):

Amount
Ending balance as of December 31, 2024	$2,326,831
Foreign currency translation adjustment	59,795
Ending Balance as of September 30, 2025	$2,386,626
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$2,163,265	$(1,678,508)	$484,757	$2,153,972	$(1,603,568)	$550,404
Other intangible assets:
Acquired developed and core technology	880,865	(876,590)	4,275	880,662	(874,981)	5,681
Total intangible assets, net	$3,044,130	$(2,555,098)	$489,032	$3,034,634	$(2,478,549)	$556,085
The Company amortizes its intangible assets over their remaining estimated useful life using cash flow projections, revenue projections, or the straight-line method. Total amortization expense related to intangible assets was $25.7 million and $30.8 million for the three months ended September 30, 2025 and 2024, respectively. Total amortization expense related to intangible assets was $76.5 million and $96.3 million for the nine months ended September 30, 2025 and 2024, respectively.
The allocation of the amortization of intangible assets for the periods indicated below is as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenues	$540	$947	$1,609	$3,008
Operating expenses	25,139	29,845	74,940	93,302
Total amortization of intangible assets	$25,679	$30,792	$76,549	$96,310
Certain intangible assets are recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of September 30, 2025, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Customer Relationships Intangible Asset	Other Intangible Assets	Total Intangible Assets

Remaining 2025	$25,166	$540	$25,706
2026	87,511	1,459	88,970
2027	75,926	718	76,644
2028	65,965	562	66,527
2029	57,265	351	57,616
Thereafter	172,924	645	173,569
Total expected amortization expense	$484,757	$4,275	$489,032

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Borrowings
Long term debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024

Dollar term loan	$1,809,375	$1,823,437
Less: Discount on term loan	(4,324)	(5,265)
Less: Debt issuance costs	(7,410)	(9,021)
Total debt, net of discount and debt issuance costs	1,797,641	1,809,151
Less: Current portion of long-term debt	(18,750)	(18,750)
Long-term debt, net of current portion	$1,778,891	$1,790,401

As of September 30, 2025, the Company had an outstanding dollar term loan for a carrying amount of $1,797.6 million and a fair value, based on Level 2 inputs related to fair market value, of $1,815.0 million. As of December 31, 2024, the Company had an outstanding dollar term loan for a carrying amount of $1,809.2 million and a fair value, based on Level 2 inputs related to fair market value, of $1,834.8 million.
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
On June 11, 2024, the Company refinanced the Credit Agreement with Amendment No. 2 (the “Amendment”), with JPMorgan Chase Bank, N.A., as agent, for a syndicate of lenders. The Amendment reduced the applicable margin from 2.75% to 2.25% and eliminated the previous credit spread adjustment effective June 11, 2024. The Amendment is predominantly accounted for as a modification. The loss on any extinguished debt within the syndicate was immaterial. The Company incurred transaction fees of approximately $1.4 million during the second quarter of 2024, which were recorded as a component of Other income (expense), net on the Condensed Consolidated Statements of Operations. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
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
No amounts were outstanding under the Revolving Credit Facility as of September 30, 2025 and December 31, 2024. There were $1.4 million and $1.4 million of utilized letters of credit under the Revolving Credit Facility at September 30, 2025 and December 31, 2024, respectively.
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
The Credit Agreement requires that, as of the last day of any fiscal quarter if on such date the aggregate principal amount of all (a) revolving loans, (b) swingline loans, and (c) letter of credit obligations (in excess of $15 million) exceed 35% of the revolving loan commitments, the total net first lien leverage ratio cannot exceed 6.25 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate equal to 2.00% above the then-applicable interest rate will apply during the existence of an event of default under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2025.
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
Future minimum principal payments
Future minimum principal payments on the Term Facility as of September 30, 2025 are as follows (in thousands):

Remaining 2025	4,688
2026	18,750
2027	18,750
2028	1,767,187
Total	$1,809,375

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Disaggregation of Revenue, Deferred Revenue, Remaining Performance Obligations, and Credit Risk
The following table presents the disaggregation of revenue by revenue type, consistent with how the Company evaluates its financial performance, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
Cloud subscription(i)	$230,397	$175,809	$640,263	$488,669
Self-managed subscription support and other(i)	38,839	46,627	121,299	144,126
Maintenance(ii)	100,275	115,309	306,403	349,469
Total revenue recognized over time	369,511	337,745	1,067,965	982,264
Self-managed subscription license recognized at a point in time(i)(iii)	51,425	65,498	130,143	171,443
Total subscription and maintenance revenue	420,936	403,243	1,198,108	1,153,707
Professional services(ii)	18,225	19,238	52,294	58,006
Total revenues	$439,161	$422,481	$1,250,402	$1,211,713
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
Revenue by geographic location for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

North America	$287,846	$284,011	$829,006	$814,131
EMEA	110,565	96,077	299,911	271,442
Asia Pacific	32,340	33,831	98,104	97,793
Latin America	8,410	8,562	23,381	28,347
Total revenues	$439,161	$422,481	$1,250,402	$1,211,713
In the three months ended September 30, 2025 and 2024, the Company’s revenue from customers in the United States was $272.0 million and $261.7 million, respectively. In the nine months ended September 30, 2025 and 2024, the Company’s revenue from customers in the United States was $779.5 million and $760.1 million, respectively. No foreign country represented 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2025 and 2024, respectively.
Deferred Revenue
As of September 30, 2025 and December 31, 2024, deferred revenue was $738.7 million and $833.3 million, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amount of revenues recognized during the three and nine months ended September 30, 2025 that were included in the opening deferred revenue balance as of January 1, 2025 was approximately $170.2 million and $740.2 million, respectively. The amount of revenues recognized during the three and nine months ended September 30, 2024 that were included in the opening deferred revenue balance as of January 1, 2024 were approximately $158.2 million and $678.7 million, respectively.
Remaining Performance Obligations from Customer Contracts
As of September 30, 2025, the Company’s remaining performance obligations were $1.80 billion. The Company expects to recognize approximately 64% of its remaining performance obligations at September 30, 2025 as revenues over the next twelve months and the remainder over the next two to three years.
Concentrations of Credit Risk and Credit Evaluations
No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2025 and 2024. At September 30, 2025 and December 31, 2024, no customer accounted for more than 10% of the accounts receivable balance.
Note 9. Capitalized Costs to Obtain a Contract
Capitalized costs to obtain contracts consist primarily of sales commissions and related payroll taxes (together “deferred commissions”). The changes in the capitalized costs to obtain a contract for the nine months ended September 30, 2025 were as follows (in thousands):

Amount
Ending balance as of December 31, 2024	$249,207
Additions, net	51,094
Commissions amortized	(69,094)
Revaluation	5,372
Ending balance as of September 30, 2025	$236,579
As of September 30, 2025, $88.8 million of deferred commissions balance was included in prepaid expenses and other current assets and $147.8 million of deferred commissions balance was included in other assets in the condensed consolidated balance sheet.
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
The Company recognizes in earnings amounts related to its designated cash flow hedges accumulated in other comprehensive income during the same period in which the corresponding underlying hedged transaction affects earnings. As of September 30, 2025, a net unrealized loss of approximately $1.8 million accumulated in other comprehensive (loss) income is expected to be reclassified into earnings within the next twelve months.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and projected financial plan. As of September 30, 2025, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other (expense) income, net, to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $95.3 million and $94.0 million of Indian rupees as of September 30, 2025 and December 31, 2024, respectively.
Cross-Currency Swap Contracts
In October 2024, the Company entered into float-to-float cross-currency swap contracts with an aggregate notional amount of €300 million. The cross-currency swap contracts are designated as net investment hedges and are used to hedge a portion of the Company's net investment in its European operations with the objective of protecting the U.S. dollar value of our net investments in the European foreign operations due to movements in foreign currency. Gains and losses on net investment hedges are recorded in other comprehensive (loss) income and will remain there until either the sale or substantially complete liquidation of the hedged operations. The components excluded from the assessment of effectiveness are recognized in interest expense, net on the condensed consolidated statement of operations. The Company performed quantitative testing at inception and results proved that the hedge relationship was highly effective. The Company, on quarterly basis, performs qualitative testing validating that hedge relationship remains highly effective, unless quantitative testing is required.
During the term of the cross-currency swap contracts, the Company receives interest payments in U.S. dollars at a variable rate of 1-month SOFR +2.2500% and make interest payments in Euros at an average variable rate of 1-month EURIBOR +2.3055%. The maturity date of the cross-currency swap contracts is October 2027, whereby, the Company receives U.S. dollars from and pays Euros to the contract counterparties and will settle the cross-currency swap contracts on a net settlement basis. The fair value of the cross-currency swap contracts was a $25.4 million net liability as of September 30, 2025 and a $16.1 million asset as of December 31, 2024.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other (expense) income, net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency purchase contracts open in U.S. dollar equivalents were to buy $12.1 million and $11.8 million of Indian rupees at September 30, 2025 and December 31, 2024, respectively. There were no open foreign currency contracts to sell at September 30, 2025 and December 31, 2024, respectively.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the fair value amounts for designated and non-designated hedging instruments at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Designated hedging instruments
Foreign currency forward contracts	$—	$2,351	$—	$2,059
Cross currency swap contracts	4,114	29,559	16,147	—
Non-designated hedging instruments
Foreign currency forward contracts	—	397	—	146
Total fair value of hedging instruments	$4,114	$32,307	$16,147	$2,205
_____________
(i)Included in prepaid expenses and other current assets, and other assets on the condensed consolidated balance sheets.
(ii)Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. As of September 30, 2025 and December 31, 2024, there were no derivative assets or liabilities that were net settled under the master netting agreements.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of operations for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

(Loss) gain related to foreign exchange forward contracts	$(3,259)	$(385)	$(1,430)	$148
Amount of (loss) gain recognized in other comprehensive (loss) income	$(3,259)	$(385)	$(1,430)	$148

(Loss) gain included in cost of service revenue	$(104)	$53	$(251)	$147
(Loss) gain included in operating expenses (primarily research and development)	(367)	182	(886)	489
Amount of (loss) gain related to foreign exchange forward contracts reclassified from accumulated other comprehensive (loss) income into income	$(471)	$235	$(1,137)	$636
Gains recognized in interest expense, net, in the condensed consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $1.8 million for

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the three months ended September 30, 2025 and $4.9 million for the nine months ended September 30, 2025. There was none for the three and nine months ended September 30, 2024.
The before-tax loss recognized in other (expense) income, net for non-designated foreign currency forward contracts for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Loss recognized in other (expense) income, net	$(340)	$(42)	$(273)	$(73)
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
In October 2021, the Company’s Compensation Committee adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the initial public offering in 2021 (the “IPO”). As of September 30, 2025, a total of approximately 90.9 million shares of the Company’s Class A common stock has been reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan includes any shares subject to awards granted under the 2015 Plan that, after the date the 2015 Plan was terminated, are cancelled, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this provision is 26,288,211 shares).
Option Awards
The following table summarizes the option award activity for the nine months ended September 30, 2025 (in thousands, except share price, fair value and term):

	Number of Options			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Total	Service based	Performance- based
Outstanding at December 31, 2024	12,201	7,759	4,442	$17.66	4.78	$100,945
Exercised	(3,118)	(2,496)	(622)	$15.57
Forfeited or expired	(179)	(67)	(112)	$19.23
Outstanding at September 30, 2025	8,904	5,196	3,708	$18.35	4.35	$58,432

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
The following table summarizes RSU and PSU activity and related information during the nine months ended September 30, 2025 under the 2021 Plan (in thousands, except share price):

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested and outstanding as of December 31, 2024	14,057	$23.73
Granted	12,831	17.79
Vested	(8,584)	22.39
Forfeited	(1,310)	24.51
Unvested and outstanding as of September 30, 2025	16,994	$19.87
As of September 30, 2025, the total unrecognized stock-based compensation expense related to the RSUs and PSUs outstanding was $268.4 million and is expected to be recognized over the remaining weighted-average vesting period of 1.71 years.
Employee Stock Purchase Plan (“ESPP”)
In October 2021, the Company’s Compensation Committee approved the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of September 30, 2025, a total of 17.1 million shares of the Company’s Class A common stock has been reserved for issuance under the ESPP.
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
As of September 30, 2025, the total unrecognized stock-based compensation expense related to the ESPP was $4.4 million and is expected to be recognized over the remaining offering period.
Summary of Assumptions for ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the offering periods during the nine months ended September 30, 2025 and 2024 using the Black-Scholes pricing model:

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ESPP:
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	38.8% - 41.7%	32.5% - 38.5%	38.8% - 44.3%	32.5% - 43.5%
Risk-free interest rate	3.8% - 4.0%	4.4% - 4.8%	3.8% - 4.3%	4.4% - 5.3%
Expected dividend rate	—%	—%	—%	—%
Fair value of common stock	$24.94	$24.41	$18.60 - $24.94	$24.41 - $32.46
Share Repurchase
On February 10, 2025, the Company’s Board of Directors (the “Board”) approved a new share repurchase authorization which enables the Company to repurchase up to an additional $400 million of its Class A common stock through privately-negotiated purchases with individual holders or in the open market, bringing the aggregate authorized repurchase amount to $800 million.
During the nine months ended September 30, 2025, the Company repurchased 4.9 million shares at a weighted average price of $20.48 per share for a total amount of $100.0 million. There were no stock repurchases pending settlement and no stock repurchases pending retirement as of September 30, 2025. There were no repurchases for the nine months ended September 30, 2024. Under the terms of the Merger Agreement, Salesforce’s prior written approval is required for the Company to repurchase shares under the previously-approved program pending the completion of the transaction.
Stock Compensation
The stock-based compensation for all equity awards for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$7,956	$8,946	$24,070	$26,422
Research and development	22,000	18,390	61,461	52,883
Sales and marketing	21,826	20,694	63,703	60,657
General and administrative	17,826	17,970	50,944	55,638
Total stock-based compensation	$69,608	$66,000	$200,178	$195,600

Note 12. Income Taxes
The Company computes its income tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss from recurring operations and adjusting for discrete tax items arising in that quarter. The Company's income tax expense was $45.1 million on pretax income of $49.1 million for the three months ended September 30, 2025 and income tax expense of $14.9 million on pretax income of $15.6 million for the nine months ended September 30, 2025, which resulted in an effective tax rate of 92% and 96%, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to an increase in its valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock-based compensation.
The Company’s income tax expense was $29.4 million on pretax income of $15.4 million for the three months ended September 30, 2024 and income tax benefit of $15.2 million on pretax losses of $15.0 million for the nine months ended September 30, 2024, which resulted in an effective tax rate of 191% and 101%, respectively. The Company’s estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to an increase in its valuation allowance and to a lesser extent from foreign income taxed at different rates and non-deductible stock-based compensation.

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ASC 740, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance as of September 30, 2025, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies. As a result of this analysis for the nine months ended September 30, 2025, management believes it is more likely than not that the Company’s deferred tax assets, after recorded valuation allowances for its U.S. Federal and State deferred tax assets, and operating loss carryforwards in certain non-U.S. jurisdictions, will be realized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making significant changes to the U.S. tax code, including revisions to provisions originally introduced by the Tax Cuts and Jobs Act of 2017. Among other changes, the legislation allows immediate expensing of U.S.-based research and development costs under Internal Revenue Code §174 beginning for the tax year ending December 31, 2025, which reduced the Company’s current year income tax expense. The Company has considered the impact of the tax bill in the tax results for the three months ended September 30, 2025.
Note 13. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$3,998	$(13,985)	$689	$177

Weighted-average shares used in computing net income (loss) per share:
Basic	306,268	303,954	303,976	300,606
Effect of dilutive securities	8,247	—	6,551	12,757
Diluted	314,515	303,954	310,528	313,363
Net income (loss) per share attributable to Class A and Class B-1 common stockholders:
Basic	$0.01	$(0.05)	$0.00	$0.00
Diluted	$0.01	$(0.05)	$0.00	$0.00
The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options outstanding	44	3,698	216	29
RSUs	81	3,446	442	171
PSUs	—	1,469	—	—
ESPP	5	52	37	54
Note 14. Commitments and Contingencies
Long-Term Purchase Obligations
As of September 30, 2025, the Company had long-term purchase obligations of approximately $160.2 million, primarily related to multi-year contracts with third party vendors for cloud services related to its subscription services and software as a service commitments. The expected payments under these

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
commitments total approximately $108.2 million and $52.0 million over the next 1 year and 1-3 years, respectively.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2025 and December 31, 2024. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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

INFORMATICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Merger Agreement and Merger Consideration have been approved by the boards of directors of both Salesforce and us. The Merger Agreement and the Merger also have been approved by EvomLux S.à.r.l., Ithaca L.P. (together, “Permira”) and Canada Pension Plan Investment (“CPP Investments”) (each a "Sponsor" and together the “Sponsors"), which together hold a majority of the outstanding shares of Class A common stock and Class B-1 common stock. As a result, no further approval of our stockholders is required under applicable law, our amended and restated certificate of incorporation or the Merger Agreement to adopt the Merger Agreement. The Merger is expected to close in the fourth quarter of Salesforce's fiscal year 2026 or early in Salesforce’s fiscal year 2027, which begins on February 1, 2026, subject to the receipt of required regulatory clearances and satisfaction of other customary closing conditions set forth in the Merger Agreement.
The Merger Agreement contains certain customary termination rights for us and Salesforce and provides that a termination fee of $253 million will be payable by us to Salesforce upon termination of the Merger Agreement under certain circumstances, including where Salesforce terminates the Merger Agreement as a result of our breach of the Merger Agreement following receipt of a bona fide acquisition proposal that has not been withdrawn at least three business days prior to the date of such termination, and within 12 months of such termination, we enter into a definitive agreement providing for an acquisition proposal or consummates an acquisition proposal. In certain circumstances, a regulatory termination fee of $363 million will be payable by Salesforce to us in the event that the Merger Agreement is terminated due to the failure to obtain certain required regulatory approvals.
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

We generate revenues from the sale of subscriptions for our software products, maintenance agreements supporting perpetual licenses mainly sold in prior periods, and professional services. We have grown our subscription revenue to $891.7 million and $804.2 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Our products can be subscribed to as individually distinct product families or together as an integrated platform to support complex data management needs and mission critical workloads. Our products are subscribed through contracts primarily with a one-, two- or three-year term, with an average contract term of approximately two years for the quarter ending September 30, 2025. Substantially all of our subscription customers pay us annual fees in advance at the start of each contract year. We recognize revenue from our cloud subscription on a ratable basis over the contract term. We generally recognize the majority of the revenue from our self-managed subscription-based licenses at the start of the contract term. The remaining portion of self-managed subscription fees attributable to related support services are generally recognized on a ratable basis over the contract term.
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
We generate professional services revenues through one-time fees associated with implementation, education, and consulting services related to our software products. We recognized $358.7 million and $407.5 million of maintenance and professional services revenues during the nine months ended September 30, 2025 and 2024, respectively.
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
We employ a “land and expand” model to increase sales to our existing customer base. Once customers have purchased IPUs to utilize our products—for example, Data Integration—they often identify additional use cases for our software and expand their use of our products accordingly. For example, as a customer seeks to expand the distribution of data-centric reports powered by our data integration solutions to a broader set of internal or external users, enhanced levels of data quality and control may be required, prompting subscription to our Data Quality and Data Governance families of products. We also market our cloud subscription to our large installed base of perpetual license maintenance and self-managed subscription license customers, enabling them to advance their cloud modernization efforts to migrate existing processes and net new workloads from costly-to-maintain on-premises IT infrastructure to lower-cost cloud architecture. In 2023, we released PowerCenter Cloud Edition to accelerate and automate much of the migration effort associated with modernizing from on-premises PowerCenter to IDMC and in 2025, we announced a timeline for the end of standard support for our on-premises PowerCenter offering. To date, we have signed agreements to migrate approximately 16.6% of that installed base maintenance and self-managed on-premises revenue to our cloud solution.
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
Expansion Within our Customer Base.    Our business depends, in part, on our ability to expand within our large existing customer base by adding new products, addressing cloud modernization initiatives, and growing with our customers’ overall data footprint. We have successfully expanded our existing customers’ adoption of our platform through upselling and cross-selling, as evidenced by our Cloud Subscription NRR (as defined below in Key Business Metrics), which was 120% and 126% at the Global Parent Level (as defined below in Key Business Metrics) for the nine months ended September 30, 2025 and 2024, respectively. We continuously focus on increasing the value our customers derive from our platform and often become a strategic vendor to them in the process.
Retention of Existing Customers.    Our business also depends, in part, on our ability to retain our existing customer base. We typically enjoy a high customer renewal rate, which we attribute to the fact that our products are embedded in mission-critical applications, as well as the fact that we have an expansive product portfolio and world-class customer success organization. For example, as of September 30, 2025 and 2024, our maintenance renewal rate1 was 93% and 94%, respectively. We intend to continue investing in our products and customer success organization to maintain these favorable retention rates.
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

	September 30,
	2025	2024

	(in thousands, except percentages)
Cloud Subscription Annual Recurring Revenue	$968,623	$747,811
Self-managed Subscription Annual Recurring Revenue	374,492	471,030
Maintenance Annual Recurring Revenue on Perpetual Licenses	404,708	462,935
Total Annual Recurring Revenue	$1,747,823	$1,681,776

Cloud Subscription Net Retention Rate (Global Parent level)	120%	126%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
GAAP net (loss) income	$3,998	$(13,985)	$689	$177
Income tax benefit	45,055	29,391	14,868	(15,154)
Interest income	(13,751)	(14,829)	(40,011)	(42,001)
Interest expense	29,749	36,345	88,758	113,775
Debt refinancing costs	—	—	—	1,366
Other expense (income), net	(4,185)	14,011	30,300	5,459
Stock-based compensation-related charges	72,812	67,401	206,314	200,078
Amortization of intangibles	25,679	30,792	76,549	96,310
Facility impairment	—	—	624	—
Restructuring	—	1,554	—	6,808
Acquisition-related costs	2,092	364	14,120	7,569
Sponsor-related costs	—	—	176	773
Depreciation	3,383	3,745	9,988	9,816
Adjusted EBITDA	$164,832	$154,789	$402,375	$384,976

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
Operating Expenses
Research and Development
Our research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation, outside services, travel expenses, Shared Costs, software expenses associated with the development of new products, enhancement and localization of existing cloud products, and quality assurance and development of documentation for our products. Research and development costs are generally expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our condensed consolidated financial statements for the nine months ended September 30, 2025 and 2024. With our cloud-only, consumption-driven strategy, we intend to further focus our research and development efforts on our cloud subscription offerings. We expect this to lead to cost savings in research and development expense as a percentage of total revenues.
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
Results of Operations
The following table sets forth our condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
Subscription revenue	$320,661	$287,934	$891,705	$804,238
Maintenance and professional services	118,500	134,547	358,697	407,475
Total revenues	439,161	422,481	1,250,402	1,211,713
Cost of revenues:
Subscription costs	53,426	48,768	160,777	142,978
Maintenance and professional services costs	26,999	31,894	80,906	100,273
Amortization of acquired technology	540	947	1,609	3,008
Total cost of revenues	80,965	81,609	243,292	246,259
Gross profit	358,196	340,872	1,007,110	965,454
Operating expenses:
Research and development	85,356	80,316	255,569	239,204
Sales and marketing	139,539	133,517	437,142	418,403
General and administrative	47,296	44,707	144,855	144,115
Amortization of intangible assets	25,139	29,845	74,940	93,302
Restructuring	—	1,554	—	6,808
Total operating expenses	297,330	289,939	912,506	901,832
Income from operations	60,866	50,933	94,604	63,622
Interest income	13,751	14,829	40,011	42,001
Interest expense	(29,749)	(36,345)	(88,758)	(113,775)
Other income (expense), net	4,185	(14,011)	(30,300)	(6,825)
Income (loss) before income taxes	49,053	15,406	15,557	(14,977)
Income tax expense (benefit)	45,055	29,391	14,868	(15,154)
Net income (loss)	$3,998	$(13,985)	$689	$177

The following table presents certain financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
Subscription revenue	73%	68%	71%	66%
Maintenance and professional services	27	32	29	34
Total revenues	100	100	100	100
Cost of revenues:
Subscription costs	12	12	13	12
Maintenance and professional services costs	6	7	6	8
Amortization of acquired technology	—	—	—	—
Total cost of revenues	18	19	19	20
Gross profit	82	81	81	80
Operating expenses:
Research and development	19	19	20	20
Sales and marketing	32	32	35	35
General and administrative	11	11	12	12
Amortization of intangible assets	6	7	6	8
Restructuring	—	—	—	1
Total operating expenses	68	69	73	76
Income from operations	14	12	8	4
Interest income	3	4	3	4
Interest expense	(7)	(9)	(7)	(9)
Other income (expense), net	1	(3)	(2)	(1)
Income (loss) before income taxes	11	4	2	(2)
Income tax expense (benefit)	10	7	1	(2)
Net income (loss)	1	(3)	1	—
Revenues

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Cloud subscription(i)	$230,397	$175,809	31%	$640,263	$488,669	31%
Self-managed subscription support and other(i)	38,839	46,627	(17)%	121,299	144,126	(16)%
Maintenance(ii)	100,275	115,309	(13)%	306,403	349,469	(12)%
Total revenue recognized over time	369,511	337,745	9%	1,067,965	982,264	9%
Self-managed subscription license recognized at a point in time(i)(iii)	51,425	65,498	(21)%	130,143	171,443	(24)%
Total subscription and maintenance revenue	420,936	403,243	4%	1,198,108	1,153,707	4%
Professional services(ii)	18,225	19,238	(5)%	52,294	58,006	(10)%
Total revenues	439,161	422,481	4%	1,250,402	1,211,713	3%
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
Total revenues increased to $439.2 million during the three months ended September 30, 2025 compared to $422.5 million for the three months ended September 30, 2024. The increase in total revenues of $16.7 million (or 4%) is primarily due to a 11% increase in subscription revenues, partially offset by a 12% decrease in maintenance and professional service revenues.
Total revenues increased to $1,250.4 million during the nine months ended September 30, 2025 compared to $1,211.7 million for the nine months ended September 30, 2024. The increase in total revenues of $38.7 million (or 3%) is primarily due to a 11% increase in subscription revenues, partially offset by a 12% decrease in maintenance and professional service revenues.
Total subscription revenues increased to $320.7 million (or 73% of total revenues) during the three months ended September 30, 2025 from $287.9 million (or 68% of total revenues) for the three months ended September 30, 2024. The increase in subscription revenues of $32.8 million (or 11%) is primarily due to a 31% increase in cloud subscription revenue, partially offset by a 21% decrease in self-managed license recognized at a point in time and a 17% decrease in self-managed subscription support and other revenues.
Total subscription revenues increased to $891.7 million (or 71% of total revenues) during the nine months ended September 30, 2025 from $804.2 million (or 66% of total revenues) for the nine months ended September 30, 2024. The increase in subscription revenues of $87.5 million (or 11%) is primarily due to a 31% increase in cloud subscription revenue, partially offset by a 24% decrease in self-managed license recognized at a point in time and a 16% decrease in self-managed subscription support and other revenues.
Total maintenance and professional services revenues decreased to $118.5 million (or 27% of total revenues) during the three months ended September 30, 2025 from $134.5 million (or 32% of total revenues) for the three months ended September 30, 2024. The decrease in maintenance and professional services revenue of $16.0 million (or 12%) is primarily due to a 13% decrease in maintenance revenue and a 5% decrease in professional services revenue.
Total maintenance and professional services revenues decreased to $358.7 million (or 29% of total revenues) during the nine months ended September 30, 2025 from $407.5 million (or 34% of total revenues) for the nine months ended September 30, 2024. The decrease in maintenance and professional services revenue of $48.8 million (or 12%) is primarily due to a 12% decrease in maintenance revenue and a 10% decrease in professional services revenue.
Total revenue recognized over time
Our revenues recognized over time increased to $369.5 million (or 84% of total revenues) for the three months ended September 30, 2025 from $337.7 million (or 80% of total revenues) for the three months ended September 30, 2024.. The increase in revenues recognized over time of $31.8 million (or 9%) is primarily due to an 31% increase in cloud subscription revenue, offset by the 17% decrease in self-managed subscription support and other revenues and a 13% decrease in maintenance revenues.
Our revenues recognized over time increased to $1,068.0 million (or 85% of total revenues) for the nine months ended September 30, 2025 from $982.3 million (or 81% of total revenues) for the nine months ended September 30, 2024. The increase in revenues recognized over time of $85.7 million (or 9%) is primarily due to a 31% increase in cloud subscription revenue, offset by the 16% decrease in self-managed subscription support and other revenues and a 12% decrease in maintenance revenues.
Our cloud subscription revenues increased to $230.4 million (or 52% of total revenues) for the three months ended September 30, 2025 from $175.8 million (or 42% of total revenues) for the three months ended September 30, 2024. The increase in cloud subscription revenues of $54.6 million (or 31%) was due to an increase in our cloud subscription customers and continued expansion within existing cloud customers.
Our cloud subscription revenues increased to $640.3 million (or 51% of total revenues) for the nine months ended September 30, 2025 from $488.7 million (or 40% of total revenues) for the nine months ended September 30, 2024. The increase in cloud services revenues of $151.6 million (or 31%) was due to an increase in our cloud subscription customers and continued expansion within existing cloud customers.
Our self-managed subscription support and other revenues decreased to $38.8 million (or 9% of total revenues) for the three months ended September 30, 2025 from $46.6 million (or 11% of total revenues) for the three months ended September 30, 2024. The decrease in self-managed subscription support and other revenues of $7.8 million (or 17%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.
Our self-managed subscription support and other revenues decreased to $121.3 million (or 10% of total revenues) for the nine months ended September 30, 2025 from $144.1 million (or 12% of total revenues) for the nine months ended September 30, 2024. The decrease in self-managed subscription support and other revenues of $22.8 million (or 16%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.
We expect self-managed subscription support and other revenues to decrease gradually in dollar value and as a percentage of total revenue due to the continued migrations from self-managed subscription licenses to our cloud subscription offerings.
Our maintenance revenues decreased to $100.3 million (or 23% of total revenues) for the three months ended September 30, 2025 from $115.3 million (or 27% of total revenues) for the three months ended September 30, 2024. The decrease of $15.0 million (or 13%) was due to non-renewals of legacy maintenance contracts for on-premise licenses, including migrations from perpetual licenses to our cloud subscription offerings, partially offset by price uplifts upon renewal.
Our maintenance revenues decreased to $306.4 million (or 25% of total revenues) for the nine months ended September 30, 2025 from $349.5 million (or 29% of total revenues) for the nine months ended September 30, 2024. The decrease of $43.1 million (or 12%) was due to non-renewals of legacy maintenance contracts for on-premise licenses, including migrations from perpetual licenses to our cloud subscription offerings, partially offset by price uplifts upon renewal.
We expect maintenance revenues to continue to decrease gradually in dollar value and as a percentage of total revenue due to the cessation of sales of perpetual licenses, continued migrations from perpetual licenses to our cloud subscription offerings and customers not renewing due to no longer having a use case.
Total revenues recognized at a point in time
Our self-managed subscription license recognized at a point in time decreased to $51.4 million (or 12% of total revenues) for the three months ended September 30, 2025 from $65.5 million (or 16% of total revenues) for the three months ended September 30, 2024. The decrease in self-managed subscription license revenues of $14.1 million (or 21%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.
Our self-managed subscription license recognized at a point in time decreased to $130.1 million (or 10% of total revenues) for the nine months ended September 30, 2025 from $171.4 million (or 14% of total revenues) for the nine months ended September 30, 2024. The decrease in self-managed subscription license revenues of $41.3 million (or 24%) was primarily driven by our continued shift from self-managed subscription licenses to cloud services as part of our cloud only, consumption driven strategy.
We continue to expect self-managed subscription license revenues to decrease, with the cloud subscription revenues increasing as a percentage of total revenues, driven by our cloud only, consumption driven strategy.
Professional services
Professional services revenues decreased to $18.2 million (or 4% of total revenues) for the three months ended September 30, 2025 compared to $19.2 million (or 5% of total revenues) for the three months ended September 30, 2024. The decrease of $1.0 million (or 5%) in professional services revenues was primarily due to our strategic shift to have third party providers perform an increasing share of our customers’ implementation work.
Professional services revenues decreased to $52.3 million (or 4% of total revenues) for the nine months ended September 30, 2025 compared to $58.0 million (or 5% of total revenues) for the nine months ended September 30, 2024. The decrease of $5.7 million (or 10%) in professional services revenues was primarily due to our strategic shift to have third party providers perform an increasing share of our customers’ implementation work.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Cost of subscription revenues	$53,426	$48,768	10%	$160,777	$142,978	12%
Cost of maintenance and professional services revenues	26,999	31,894	(15)%	80,906	100,273	(19)%
Amortization of acquired technology	540	947	(43)%	1,609	3,008	(47)%
Total cost of revenues	$80,965	$81,609	(1)%	$243,292	$246,259	(1)%
Cost of subscription revenues, as a percentage of subscription revenues	17%	17%		18%	18%
Cost of maintenance and professional services revenues, as a percentage of maintenance and professional service revenues	23%	24%		23%	25%
Cost of Subscription Revenues
Cost of subscription revenues increased to $53.4 million (or 17% of subscription revenues) for the three months ended September 30, 2025 compared to $48.8 million (or 17% of subscription revenues) for the three months ended September 30, 2024. The increase of $4.6 million (or 10%) for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a $4.8 million increase in fees paid to third-party vendors for hosting services related to our subscription services, and a $1.3 million increase in salaries and other personnel-related expenses, partially offset by $1.5 million decrease in software and other expenses.
Cost of subscription revenues increased to $160.8 million (or 18% of subscription revenues) for the nine months ended September 30, 2025 compared to $143.0 million (or 18% of subscription revenues) for the nine months ended September 30, 2024. The increase of $17.8 million (or 12%) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to a $14.3 million increase in fees paid to third-party vendors for hosting services related to our subscription services, a $4.6 million increase in salaries and other personnel-related expenses, and a $2.4 million increase in Shared Costs and other expenses, partially offset by a $1.5 million decrease in software and equipment cost, a $1.2 million decrease in royalty costs, and a $0.8 million decrease in outside services.
Cost of Maintenance and Professional Services Revenues
Cost of maintenance and professional services revenues decreased to $27.0 million (or 23% of maintenance and professional services revenues) during the three months ended September 30, 2025 compared to $31.9 million (or 24% of maintenance and professional services revenues) during the three months ended September 30, 2024. The decrease of $4.9 million (or 15%) in cost of maintenance and professional services revenues during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a $2.8 million decrease in salaries and other personnel-related expenses from a decrease in headcount, a $1.1 million decrease in Shared Costs, and a $1.0 million decrease in stock-based compensation.
Cost of maintenance and professional services revenues decreased to $80.9 million (or 23% of maintenance and professional services revenues) during the nine months ended September 30, 2025 compared to $100.3 million (or 25% of maintenance and professional services revenues) during the nine months ended September 30, 2024. The decrease of $19.4 million (or 19%) in cost of maintenance and professional services revenues during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to a $11.0 million decrease in salaries and other personnel-related expenses primarily from a decrease in headcount, a $3.8 million decrease in Shared Costs, a $2.9 million decrease in stock-based compensation, and a $1.7 million decrease in software and other expenses.

Amortization of Acquired Technology
Amortization of acquired technology decreased to $0.5 million (or 0% of total revenues) for the three months ended September 30, 2025 from $0.9 million (or 0% of total revenues) for the three months ended September 30, 2024. The decrease of $0.4 million (or 43%) in amortization of acquired technology for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a decrease in the amortization of acquired technology largely associated with the 2015 Privatization Transaction, as some components of the technology became fully amortized.
Amortization of acquired technology decreased to $1.6 million (or 0% of total revenues) for the nine months ended September 30, 2025 from $3.0 million (or 0% of total revenues) for the nine months ended September 30, 2024. The decrease of $1.4 million (or 47%) in amortization of acquired technology for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to a decrease in the amortization of acquired technology largely associated with the 2015 Privatization Transaction, as some components of the technology became fully amortized.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Research and development	$85,356	$80,316	6%	$255,569	$239,204	7%
Research and development expenses increased to $85.4 million (or 19% of total revenues) for the three months ended September 30, 2025 compared to $80.3 million (or 19% of total revenues) for the three months ended September 30, 2024. The increase of $5.1 million (or 6%) in research and development expenses during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a $3.6 million increase in stock-based compensation, a $1.1 million increase in software and equipment expense, and a $0.8 million increase in salaries and other personnel-related expenses, partially offset by a $0.4 million decrease in outside services.
Research and development expenses increased to $255.6 million (or 20% of total revenues) for the nine months ended September 30, 2025 compared to $239.2 million (or 20% of total revenues) for the nine months ended September 30, 2024. The increase of $16.4 million (or 7%) in research and development expenses during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to a $8.6 million increase in stock-based compensation, a $4.7 million increase in salaries and other personnel-related expenses, a $2.3 million increase in software and equipment expense, and a $1.2 million increase in Shared Costs and other expenses, partially offset by a $0.4 million decrease in outside services.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Sales and marketing	$139,539	$133,517	5%	$437,142	$418,403	4%
Sales and marketing expenses increased to $139.5 million (or 32% of total revenues) during the three months ended September 30, 2025 compared to $133.5 million (or 32% of total revenues) during the three months ended September 30, 2024. The increase of $6.0 million (or 5%) in sales and marketing expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a $4.0 million increase in salaries and other personnel-related expenses, a $1.1 million increase in stock-based compensation, and a $0.9 million increase in outside services and other expenses.
Sales and marketing expenses increased to $437.1 million (or 35% of total revenues) during the nine months ended September 30, 2025 compared to $418.4 million (or 35% of total revenues) during the nine months ended September 30, 2024. The increase of $18.7 million (or 4%) in sales and marketing expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to a $10.8 million increase in salaries and other personnel-related expenses, a $3.0 million increase in stock-based compensation, a $1.9 million increase in marketing expenses, a $1.7 million increase in Shared Costs, and a $1.3 million increase in outside services and other expenses.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
General and administrative	$47,296	$44,707	6%	$144,855	$144,115	1%

General and administrative expenses increased to $47.3 million (or 11% of total revenues) during the three months ended September 30, 2025 compared to $44.7 million (or 11% of total revenues) during the three months ended September 30, 2024. The increase of $2.6 million (or 6%) in general and administrative expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a a $1.8 million increase in salaries and other personnel-related expenses, and a $0.8 million increase in bad debt and other expenses.
General and administrative expenses decreased to $144.9 million (or 12% of total revenues) during the nine months ended September 30, 2025 compared to $144.1 million (or 12% of total revenues) during the nine months ended September 30, 2024. The increase of $0.8 million (or 1%) in general and administrative expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to a $3.9 million increase in outside services, a $3.5 million increase in salaries and other personnel-related expenses, and a $1.5 million increase in Shared Costs and other expenses, partially offset by a $4.7 million decrease in stock-based compensation and a $3.4 million decrease in bad debt expense.
Other Operating Expenses
The following table sets forth, for the periods indicated, our amortization of intangible assets and restructuring charges (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Amortization of intangible assets	$25,139	$29,845	(16)%	$74,940	$93,302	(20)%
Restructuring	—	1,554	(100)%	—	6,808	(100)%
Amortization of intangible assets decreased to $25.1 million (or 6% of revenues) during the three months ended September 30, 2025 compared to $29.8 million (or 7% of revenues) during the three months ended September 30, 2024. The decrease of $4.7 million (or 16%) in amortization of intangible assets for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets became fully amortized.
Amortization of intangible assets decreased to $74.9 million (or 6% of revenues) during the nine months ended September 30, 2025 compared to $93.3 million (or 8% of revenues) during the nine months ended September 30, 2024. The decrease of $18.4 million (or 20%) in amortization of intangible assets for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was a result of the amortization of our intangible assets primarily from the 2015 Privatization Transaction, as some of the components of the intangible assets became fully amortized.
Restructuring costs decreased by $1.6 million (or 100%) to $0.0 million (or 0% of revenues) during the three months ended September 30, 2025 compared to $1.6 million during the three months ended September 30, 2024.
Restructuring costs decreased by $6.8 million (or 100%) to $0.0 million (or 0% of revenues) during the nine months ended September 30, 2025 compared to $6.8 million during the nine months ended September 30, 2024. The remaining charges for the November Plan were incurred in the first quarter of 2024. There were no restructuring charges for the current quarter.
Interest Income (Expense) and Other (Expense) Income, Net
The following table sets forth, for the periods indicated, our interest and other (expense) income, net (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Interest income	$13,751	$14,829	(7)%	$40,011	$42,001	(5)%
Interest expense	(29,749)	(36,345)	(18)%	(88,758)	(113,775)	(22)%
Other income (expense), net	4,185	(14,011)	(130)%	(30,300)	(6,825)	344%
Interest and other expense, net	$(11,813)	$(35,527)	(67)%	$(79,047)	$(78,599)	1%
The change in interest and other expense, net, of $23.7 million (or 67%) for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a $18.2 million increase in other income (expense) from unrealized foreign exchange gains due to the general appreciation of the US dollar and a $6.6 million decrease in interest expense primarily due to lower interest rates, partially offset by a $1.1 million decrease in interest income.
The change in interest and other expense, net, of $0.4 million (or 1%) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to a $25.0 million decrease in interest expense primarily due to lower interest rates, partially offset by a $23.4 million increase in other income (expense) primarily due to from unrealized foreign exchange losses due to the general depreciation of the US dollar and a $2.0 million decrease in interest income.
Income Tax Expense (Benefit)
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Income tax expense (benefit)	$45,055	$29,391	53%	$14,868	$(15,154)	(198)%
Effective tax rate	92%	191%		96%	101%

Our income tax expense was $45.1 million and $29.4 million for the three months ended September 30, 2025 and 2024, respectively. Our income tax expense was $14.9 million and income tax benefit was $15.2 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax provision has fluctuated primarily due to seasonality of the pretax income or losses incurred from period to period, change in our valuation allowance, fluctuations in stock-based compensation deductions and to a lesser extent the impact of different tax rates on foreign income.
In assessing the need for a valuation allowance as of September 30, 2025, we considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies. We continue to evaluate the need for the valuation allowance quarterly, considering factors such as sustained profitability, changes in market conditions, and strategic initiatives that may impact our future taxable income.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making significant changes to the U.S. tax code, including revisions to provisions originally introduced by the Tax Cuts and Jobs Act of 2017. Among other changes, the legislation allows immediate expensing of U.S.-based research and development costs under Internal Revenue Code §174, beginning for the tax year ending December 31, 2025, which reduced our current year income tax expense. We considered the impact of the tax bill in the tax results for the three months ended September 30, 2025.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows from operations and debt financing. As of September 30, 2025 and December 31, 2024, respectively, we had $1,472.1 million and $1,232.4 million in available cash, cash equivalents, and short-term investments. Our cash and cash equivalents and short-term investments primarily consist of bank account balances, short-term time deposits, highly liquid money market funds and available-for-sale debt securities. We believe that our existing cash and cash equivalents, short term investments, cash flows generated by operations and the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through equity or debt financing or from other sources.
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
Approximately one-third of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$327,457	$262,992
Net cash provided by / (used in) investing activities	200,640	(43,960)
Net cash used in financing activities	(118,194)	(25,871)

Operating Activities:    Cash provided by operating activities for the nine months ended September 30, 2025 was $327.5 million. Our net income for the nine months ended September 30, 2025 was $0.7 million, adjusted for non-cash charges, primarily consisting of $200.2 million of stock-based compensation expense, $87.4 million of depreciation and amortization, $9.9 million of non-cash operating lease cost and $5.0 million of deferred income taxes. Additional fluctuations of cash resulted from changes in operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $113.8 million decrease in deferred revenue, a $65.2 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of our lease obligations, and a $8.9 million decrease in income tax payable due to the timing of tax payments. This was partially offset by a $190.8 million decrease in accounts receivables due to the timing of collections and a $31.4 million decrease in prepaid expenses and assets associated with the growth in our operations.
Cash provided by operating activities for the nine months ended September 30, 2024 was $263.0 million. Our net income for the nine months ended September 30, 2024 was $0.2 million, adjusted for non-cash charges of $313.0 million and a net cash outflow of $50.2 million provided by changes in our operating assets and liabilities.
Investing Activities:    Net cash provided by investing activities for the nine months ended September 30, 2025 was $200.6 million primarily due to a cash inflow consisting of $460.4 million in maturities of investments and $7.9 million in sale of investments; partially offset by a cash outflow of $261.2 million in purchases of investments and $6.5 million for purchases of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2024 was $44.0 million primarily due to a cash outflow in purchases of investments and purchases of property and equipment; partially offset by a cash inflow consisting of maturities of investments and other.
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
Financing Activities:    Net cash used in financing activities for the nine months ended September 30, 2025 was $118.2 million primarily due to $101.4 million in repurchases of common stock, $74.5 million payments for taxes related to net share settlement of restricted stock units and $14.1 million payment of debt. These cash outflows were partially offset by $48.6 million in proceeds from the issuance of shares upon exercise of stock options and $23.2 million of proceeds from issuance of common stock under the ESPP.
Net cash used in financing activities for the nine months ended September 30, 2024 was $25.9 million driven by payment for taxes related to net share settlement of restricted stock units, payment of debt and payment of debt refinancing costs. These cash outflows were partially offset by proceeds from the issuance of shares upon exercise of stock options and proceeds from issuance of common stock under the ESPP.
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
The Credit Agreement contains certain customary affirmative and negative covenants. As of September 30, 2025, we were in compliance with all such covenants.
Contractual and Lease Obligations
There were no material changes outside of the ordinary course of business in our contractual and lease obligations for the nine months ended September 30, 2025 from the contractual and lease obligations disclosed in our Annual Report on Form 10-K.
Proposed Transaction with Salesforce
On May 26, 2025, we entered into the Merger Agreement with Salesforce. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time absent consent from Salesforce. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Salesforce’s consent, including, among other things:
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
As of September 30, 2025, we had long-term debt outstanding with a carrying value of $1.8 billion. A hypothetical change in interest rate of 0.25% will increase or decrease interest expense by approximately $4.5 million a year. See Note 7. Borrowings, in the Notes to our Condensed Consolidated Financial Statements. Borrowings under our debt facilities bear interest at a variable market rate.

Foreign Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in mainly U.S. dollars and also local currency. Our outstanding debt obligations are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. We currently have cash flow hedges for our Indian Rupee expense exposure that we hedge on a rolling twelve-month basis. These exposures are hedged with non-deliverable forward contracts. In the event our foreign sales and expenses increase, our operating results may be affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% increase in the value of all applicable foreign currencies relative to the U.S. dollar would have had approximately a $18.1 million positive impact to operating income for the nine months ended September 30, 2025.
Foreign Exchange Forward Contracts
In order to reduce the impact of earnings volatility associated with foreign currency fluctuations, we enter into foreign currency forward contracts on our largest foreign currency exposure. The forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. We recognize in earnings amounts related to our cash flow hedges accumulated in other comprehensive (loss) income during the same period in which the corresponding underlying hedged transaction affects earnings. We have forecasted the amount of our anticipated foreign currency expenses based on our historical performance and projected financial plan.
As of September 30, 2025, our remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and typically have a maturity of approximately twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other (expense) income, net to offset changes in the value of the resulting non-functional currency monetary assets or liabilities. The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $95.3 million worth of Indian rupees using exchange rates as of September 30, 2025.
Cross-Currency Swap Contracts
In October 2024, we entered into float-to-float cross-currency swap contracts with an aggregate notional amount of €300 million. The cross-currency swap contracts are designated as net investment hedges and are used to hedge a portion of our net investment in its European operations with the objective of protecting the U.S. dollar value of our net investments in the European foreign operations due to movements in foreign currency. The cross-currency swap contracts provides for us to receive monthly interest payments in U.S. dollars at a float rate and to make Euro interest payments at a float rate. The risk management objective of entering into such agreements is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in Euros.

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
Completion of the Merger is conditioned upon, among other things, the receipt of certain regulatory approvals in countries where the Company and/or Salesforce does business. In deciding whether to grant antitrust approvals, these regulatory agencies will consider the effect of the Merger on competition. The regulatory agencies may condition their approval of the Merger on Salesforce’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Salesforce’s business following the Merger. If we and Salesforce agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the Merger may be impaired. We cannot provide any assurance that we or Salesforce will obtain the necessary approvals. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Merger.
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
Achieving a high renewal rate on our maintenance contracts is important to our business. During the nine months ended September 30, 2025 and 2024, maintenance revenue represented 23% and 29% of our total revenue respectively. We have experienced, and expect to continue to experience, a decline in maintenance revenue. Our customers have no contractual obligation to renew their maintenance contracts after the completion of their then current contract term, which is typically one to three years, and certain of our customers have a right to terminate during the term. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including the change in our business model to move away from self-managed licenses in favor of cloud subscription offerings, customers’ dissatisfaction with our products or our customer support, our products’ inability to integrate with new and changing technologies, or our product pricing versus competing offerings.
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
As part of our strategy to move our business model from perpetual licenses and its associated maintenance to cloud and subscription based licensing, we have undertaken a program to migrate the installed base of our traditional PowerCenter products, which were originally under perpetual licenses and self-managed subscription licenses, to our new cloud-based data integration offerings. In furtherance of this strategy, we have announced timelines for end of standard support for certain self-managed offerings, and may take similar actions in the future, which may cause us to lose customers and associated revenue. As part of these migration transactions, we have offered and may continue to offer our customers credits on their maintenance bills and related professional services to assist with the overall migration process. To date we have signed agreements to migrate approximately 16.6% of that installed base maintenance and self-managed on-premises revenue to our cloud solution. These migration projects can be time consuming and may require a significant level of professional services and customer data validation work to complete. As a result, the rate at which we are able to continue to migrate our installed base is difficult to forecast and there is no guarantee that we will be able to maintain or accelerate the pace of such migration projects.
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
We continue to be substantially dependent on our sales force to obtain new customers and to drive additional usage and sales among our existing customers. We believe that there is competition for sales personnel, including enterprise sales representatives and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue targets will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Further, from time to time, we have experienced an increased level of turnover in our direct sales force, particularly in the first quarter of a year. Such increases in the turnover rate can affect our ability to generate revenues. Although we generally hire replacements in our sales force and may continue to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of approximately nine months. We continue to invest in training for our sales personnel, including updates to cover new, acquired, or enhanced products, as we broaden our product platform. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as changes in our strategy, market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, particularly sales specialists or domain experts, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate revenues from both new and existing customers and our growth rate may be negatively affected.
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
The Merger Agreement with Salesforce provides for certain restrictions on our activities until the Effective Time or until the Merger Agreement is terminated, including restrictions on our ability to acquire any business, absent consent from Salesforce. From time to time, we evaluate potential acquisitions in complementary businesses, products, or technologies. For example, in 2023, we acquired Privitar Limited, a provider of data privacy and security controls for enterprise data customers.
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
We utilize third-party data center facilities and public cloud providers, including AWS, Microsoft Azure and Google Cloud, to host certain of our services, systems and data. Each of our commercial agreements with these providers include pricing agreements that extend over a defined period of time. Some of these agreements may be subject to termination for convenience or for cause by the provider within a limited period of advanced notice.
While we believe that we may adjust or renew our agreements or transition among these cloud infrastructure providers or to alternative providers on commercially reasonable terms if needed in the event any of these third-party facilities or public cloud providers become unavailable due to outages, interruptions or other unanticipated problems, or because they are no longer available on commercially reasonable terms, we and some of our customers would incur additional development and other increased costs to enable the transition, we may fail to meet our service level obligations in our customer agreements, and our operations may be impaired, which would adversely affect our business.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have historically accounted for approximately 10% of our revenue for each of the past three fiscal years as well as for the nine months ended September 30, 2025, and we may in the future increase sales to government entities. However, government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact existing or future U.S. public sector transactions. For example, a shutdown of the U.S. federal government could delay public sector transactions and contracting by government entities. Certain states within the U.S., including California, are experiencing similar budgetary issues, which could impact current or future transactions with those states. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect existing contracts and future sales of our products and services to such entities. We expect these conditions to continue to adversely affect public sector transactions in the near-term. We may also be subject to the effects of actual or anticipated actions by the current U.S. administration, including administrative oversight and control, affecting government spending and the continued validity of existing rules and regulations, or the implementation of new rules and regulations, and actual or anticipated responsive actions from other world actors.
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
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For the nine months ended September 30, 2025, approximately 25% of our net cash provided by operating activities, before giving effect to the payment of interest, was dedicated to debt service, both principal and interest.
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
We and our subsidiaries may need to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of September 30, 2025, our Revolving Credit Facility (the “Revolving Credit Facility”) would have provided for unused commitments of $250.0 million, which could be increased, subject to certain conditions. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company before such proceeds are distributed to you. If new debt is added to our currently anticipated debt levels, the related risks that you now face could intensify.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of September 30, 2025, approximately 62% of our outstanding Class A and Class B-1 common stock is owned by entities affiliated with our Sponsors, including approximately 22 million Class A shares owned by Ithaca L.P., a limited partnership affiliated with Permira (“Ithaca”).
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
Our Sponsors and their affiliates control approximately 62% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of September 30, 2025. The Sponsors have entered into a stockholders agreement whereby they each agreed, among other things, to vote the shares each beneficially owns and is entitled to vote thereon in favor of the director nominees designated by Permira and CPP Investments, respectively.
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
Our Sponsors and their affiliates control approximately 62% of the combined voting power of our capital stock as a result of their beneficial ownership of our Class A common stock and Class B common stock as of September 30, 2025. Even when the Sponsors and their affiliates cease to beneficially own shares of our common stock representing a majority of the combined voting power, for so long as the Sponsors continue to beneficially own a significant percentage of our common stock, the Sponsors will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Sponsors and their affiliates will have significant influence with respect to our management, business plans and policies. In particular, the Sponsors and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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

None.

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

	(in thousands, except per share amounts)
July 1, 2025 to July 31, 2025	—	$—	—	$596,974
August 1, 2025 to August 31, 2025	—	$—	—	$596,974
September 1, 2025 to September 30, 2025	—	$—	—	$596,974
Total	—		—

(1) On February 10, 2025, the Board approved a new share repurchase authorization which enables the Company to repurchase up to an additional $400 million of its Class A common stock through privately-negotiated purchases with individual holders or in the open market, bringing the aggregate authorized repurchase amount to $800 million. For the three months ended September 30, 2025, the Company did not repurchase any of its Class A common stock through open market purchases. A committee of the Board will determine the timing, amount and terms of any repurchase. Under the terms of the Merger Agreement, Salesforce’s prior written approval is required for the Company to repurchase shares under the previously-approved program pending the completion of the transaction.
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

Date:	November 6, 2025	INFORMATICA INC.

		By:	/s/ AMIT WALIA
Amit Walia
Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ MICHAEL MCLAUGHLIN
Michael McLaughlin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)